Form 10-K
period 2011-06-30
RARE ELEMENT RESOURCES LTD
filed 2011-09-28
CIK 1419806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34852

RARE ELEMENT RESOURCES LTD.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Union Blvd., Suite 250
Lakewood, Colorado White Rock, British Columbia, Canada V4B 1E6	80228
(Address of Principal Executive Offices)	(Zip Code)

(720) 278-2460

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, No Par Value	NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐       Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of December 31, 2010, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $631,905,111 based upon the closing sale price of the common stock as reported by the NYSE Amex.

The number of shares of the Registrant’s Common Stock outstanding as of September 26, 2011 was 44,096,674

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual General Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PRELIMINARY NOTES

3

CAUTIONARY NOTE TO U.S. INVESTORS

4

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS

5

ITEM 1A.

RISK FACTORS AND UNCERTAINTIES

10

ITEM 1B.

UNRESOLVED STAFF COMMENTS

20

ITEM 2.

DESCRIPTION OF PROPERTIES

21

ITEM 3.

LEGAL PROCEEDINGS

43

ITEM 4.

[REMOVED AND RESERVED].

43

PART II

44

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

44

ITEM 6.

SELECTED FINANCIAL DATA

49

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS

 OF OPERATIONS

50

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

62

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

63

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

89

ITEM 9A.

CONTROLS AND PROCEDURES

89

ITEM 9B.

OTHER INFORMATION

90

PART III

90

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

90

ITEM 11.

EXECUTIVE COMPENSATION

90

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

RELATED STOCKHOLDER MATTERS

90

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

91

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

91

PART IV

91

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

91

SIGNATURES

92

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report on Form 10-K, include, but are not limited to:

•

The progress, potential and uncertainties of the Company’s 2011 rare-earth drill program, metallurgical testing and 2011 gold exploration drilling program at the Bear Lodge Property;

•

The potential and expectations set out in the NI 43-101 Mineral Resource Reports and the Preliminary Economic Assessment on the Bear Lodge Property;

•

The success of getting the necessary permits for the drill programs and future project development;

•

Expectations regarding the ability to raise capital and to continue its exploration and development plans on its properties;

•

Plans to complete an updated mineral resource estimate and the Preliminary Prefeasibility Study level of analysis; and

•

Plans outlined under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook”.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to the Company’s history of losses and need for additional financing;

•

risks associated with the Company’s lack of history of producing metals from its mineral properties;

•

risks associated with increased costs affecting financial condition;

•

risks associated with a shortage of equipment and supplies;

•

risks associated with mining and resource exploration being an inherently dangerous activity;

•

risks associated with operating in the resource industry, which is highly speculative;

•

risks associated with the Company’s lack of known reserves;

•

risks associated with resource estimates;

•

risks associated with material changes in mineral resource estimates;

•

risks associated with the difference in U.S. and Canadian practices for reporting reserves and resources;

•

risks associated with the Company’s lack of insurance for its operations;

•

risks associated with mineral operations being subject to market forces outside of the Company’s control;

•

risks associated with the permitting, licensing and approval processes for the Company’s operations;

•

risks associated with the governmental and environmental regulations;

•

risks associated with future legislation regarding the mining industry and climate change;

•

risks associated with the Company’s land reclamation requirements;

•

risks related to competition in the mining and rare earth elements industries;

•

risks related to joint ventures and partnerships;

•

risks related to foreign currency fluctuations;

•

risks related to the Company’s dependence on key personnel;

•

risks related to the potential difficulty of attracting and retaining qualified personnel;

•

risks related to the Company’s executive officers and directors being engaged in other businesses;

•

risks related to title in the Company’s properties;

•

risks related to enforcement of civil liabilities in the United States;

•

risks related to the Company’s securities; and

•

risks associated with tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element”, “the Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Change of Reporting Status

Effective July 1, 2011, Rare Element ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers.  As a result, we are required to prepare and file this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, whereas our Annual Reports were previously filed on Form 20-F.

Financial and Exchange Rate Information

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (“US$” or (“$”).  The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar (“CDN$”) against the United States Dollar.

The following table sets forth the exchange rates for the Canadian Dollar for the last five fiscal years ended June 30th.  The average rates for the periods, the range of how and low rates for the periods and the closing values for the periods are disclosed.  The data for each month during the most recent six months is also provided.

For purposes of this table, the rate of exchange means the noon exchange rate as reported by the Bank of Canada on its web site at www.bankofcanada.ca.  The table sets forth the number of Canadian Dollars required under that formula to buy one United States Dollar.  The average rate means the average of the noon exchange rates on each day of each month during the period as reported by the Bank of Canada.

Period	Average	High	Low	Close
September 2011 (through September 26, 2011)	1.00	1.04	0.98	1.03
August 2011	0.98	0.99	0.96	0.98
July 2011	0.96	0.97	0.94	0.95
June 2011	0.98	0.99	0.96	0.96
May 2011	0.97	0.98	0.95	0.97
April 2011	0.96	0.97	0.95	0.95
March 2011	0.98	0.99	0.97	0.97
Fiscal Year Ended 6/30/2011	1.00	1.07	0.94	0.96
Fiscal Year Ended 6/30/2010	1.07	1.16	1.01	1.16
Fiscal Year Ended 6/30/2009	1.17	1.30	1.00	1.16
Fiscal Year Ended 6/30/2008	1.01	1.08	0.92	1.02
Fiscal Year Ended 6/30/2007	1.13	1.19	1.06	1.06

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“US GAAP”) which do not differ in any material respects from GAAP in Canada.

CAUTIONARY NOTE TO U.S. INVESTORS

The technical information in this Annual Report on Form 10-K and incorporated by reference herein has been prepared in accordance with the requirements of the securities laws in effect in Canada, which differ from the requirements of United States securities laws.  The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended.  These definitions differ from the definitions in United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1993, as amended (the “Securities Act”).  Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.  Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC Industry Guide 7 standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Background

Rare Element Resources Ltd. was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999 as “Spartacus Capital Inc.”  On July 25, 2003, the Company’s name was changed to “Rare Element Resources Ltd.”  Our executive office is located at 225 Union Blvd., Suite 250, Lakewood, Colorado 80228. The telephone number for our executive office is (720) 278-2460. We also maintain an administrative office in Canada at 325 Howe Street, Suite 410, Vancouver, British Columbia, Canada V6C 1Z7. We maintain a website at www.rareelementresources.com.

Our common shares are traded on the Toronto Stock Exchange (the “TSX”) under the symbol “RES” and on the NYSE Amex under the symbol “REE.”  The Company’s common shares are also traded on the Deutsche Brose (Berlin), Frankfurt, and XETRA Stock Exchanges.

The authorized capital of the Company consists of an unlimited number of common shares without par value.  As of June 30, 2011, the end of the latest completed fiscal year, there were 44,076,674 common shares issued and outstanding.  On the date of this Form 10-K, there were 44,096,674 common shares issued and outstanding.

History

Originally organized as a “venture capital pool” company whose activities were focused on the identification and completion of a qualifying transaction on the TSX Venture Exchange (“TSX-V”), the Company transitioned to a “venture company” on July 25, 2003, coincident with the completion of its qualifying transaction, the reverse takeover (“RTO”) acquisition of Paso Rico Resources Ltd. (subsequently known as “Rare Element Holdings Ltd.”) and the completion of a CDN$551,000 private placement.  Rare Element Holdings Ltd.’s main asset, through its wholly-owned subsidiary, Rare Element Resources, Inc. (previously known as “Paso Rico (USA), Inc.” (“RER, Inc.”), is the 100% interest in a group of unpatented mineral claims and one leased state section, together known as the “Bear Lodge Property” which contains two exploration projects: the Bear Lodge rare earth element (“REE”) project (“Bear Lodge REE Project”) and the Sundance gold project (“Sundance Gold Project”).  Effective December 20, 2004, the Company’s authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.

Effective October 8, 1999, the Company completed its initial public offering of 1,500,000 common shares at $0.20 per share, raising $300,000. The common shares began trading on the TSX-V in Canada on November 15, 1999 under the symbol “SCI”, and on the NYSE Amex on August 18, 2010 under the symbol “REE”.  On May 27, 2011, the Company graduated from listing on the TSX-V to the TSX and trades under the symbol “RES”.

Subsidiaries

The Company has one wholly-owned subsidiary, incorporated under the laws of British Columbia, Canada, on July 12, 1996 under the name “Paso Rico Resources Ltd.” which subsequently changed its name to “Rare Element Holdings Ltd.” on April 1, 2011. That subsidiary has one wholly-owned subsidiary, Paso Rico (USA) Inc., incorporated on August 21, 1997 in the State of Wyoming, USA which subsequently changed its name to “Rare Element Resources, Inc.” on February 28, 2011.

Narrative Description of Business

The Company’s business is the acquisition, exploration and development of mineral properties. The Company’s principal property is the Bear Lodge Property located in northeastern Wyoming, USA. This property contains the Bear Lodge REE Project, a large disseminated REE deposit, as well as the Sundance Gold Project, extensive gold occurrences.

The Bear Lodge Property was acquired through the July 2003 reverse-takeover acquisition of Rare Element Holdings Ltd. (formerly Paso Rico Resources Ltd.), which originally had an option to acquire full ownership of the property through exploration expenditures on the property  before the reverse-takeover by Rare Element, and had obtained 100% ownership in September 2002.

The Company is exploring the Bear Lodge REE Project and, as of June 30, 2011, had expended $11,261,353 on exploration.

In June 2006, the Company optioned the Sundance Gold Project to Newmont North America Exploration Limited (“Newmont”) whereby Newmont had the right to earn a 65% participating interest in the Sundance Gold Project by spending $5 million on property exploration by 2011. The option agreement was terminated on May 14, 2010, resulting in the Company retaining ownership of 100% of its Sundance Gold Project including a group of unpatented claims on land originally held by Newmont only. Newmont expended approximately $2.85 million on the exploration of the Sundance Gold Project.  The Company is also exploring the Sundance Gold Project and, as of June 30, 2011, had expended $1,242,391 on exploration.

The Eden Lake property in Manitoba, Canada (“Eden Lake Property”) was acquired on October 30, 2009 for 300,000 common shares and the seller’s retention of a 3% net smelter royalty.  On February 23, 2010, the Company granted Medallion Resources Ltd. (“Medallion”) the right to earn a 65% interest in the Eden Lake Property.  Subsequent to June 30, 2011, Medallion dropped its option right and returned the property to the Company.

The Nuiklavik property in Labrador, Canada (“Nuiklavik Property”) was acquired by the Company on January 6, 2010 for 200,000 common shares and the seller retaining a 2% gross overriding royalty.

Further description of the acquisition of the above properties is included under the section heading “Item 2. Description of Properties” in this Annual Report.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended June 30, 2011:

•

Incorporated the 2010 REE drilling program results into an updated mineral resource and announced an upgraded and increased NI 43-101 compliant mineral resource estimate on June 14, 2011.

•

Completed the 2010 drilling program on the Bear Lodge REE Project in November 2010. The drilling included 61 drill holes and an additional 40 large diameter core holes. The 40 large diameter core holes provided a bulk sample for pilot-plant testing.

•

Advanced a preliminary REE metallurgical recovery process in July 2010, with 80 percent estimated recoveries of rare-earth elements from the Bear Lodge REE Project with a goal to produce a 42-45 percent rare-earth-oxide (“REO”) concentrate.

•

Completed a Preliminary Economic Assessment, in compliance with the NI 43-101, which shows positive economics using 3-year trailing average prices for rare-earth concentrates.

•

Collected an 8.8 ton sample of REE mineralized material with the 40 large diameter core holes and additional bulk sample material excavated to be used in a pilot plant test in 2011.

•

Completed a 34-hole gold-focused drilling program in November 2010 on the Sundance Gold Project focusing on three main gold targets. The targets provided the highest gold grades found to date.  Filing of the Company’s first NI 43-101-compliant inferred mineral resource estimate reported 947,000 ounces of gold in these three deposits contained in 69.3 million metric tonnes averaging 0.42 g Au/t using a 0.15 g/t cutoff grade.

•

Discovery of heavy rare earths enriched mineralization at Whitetail Ridge, East Taylor and Carbon and higher grade at East Taylor within the Bear Lodge REE Project.

•

Successfully listed the Company’s common shares for trading on the NYSE Amex headquartered in New York, NY, as well as graduating the trading of our common shares in Canada from Tier One of the TSX Venture Exchange to the TSX main trading board.

•

Established an executive office in Lakewood, Colorado. Successfully hired various key executives, including Chief Operating Officer, Chief Financial Officer and VP of Government and Community Relations.

•

Completed two significant financings, April, 2010 and December, 2010, that combined raised gross proceeds of approximately CDN$65 million. As of the date of this Annual Report, the Company has 44.1 million common shares outstanding and approximately $73 million of cash and no debt.

Cautionary Note to U.S. Investors:  Please read carefully the section titled “Cautionary Note to U.S. Investors Regarding Resource and Reserve Estimates” above.

Plan of Operations

Source of Funds for Fiscal Year Ending June 30, 2012

The Company’s primary source of funds since incorporation has been through the issuance of common shares.  As at June 30, 2011, the Company had cash of $72,311,970.  During the period ended September 26, 2011, a total of  20,000 options were exercised, resulting in an increase in cash by CDN$54,200.

The Company had working capital of $71,952,619 at June 30, 2011.

As of September 26, 2011: the Company had 119,287 outstanding warrants with an exercise price of CDN$4.75, which if exercised, would raise an additional CDN$566,613; 3,526,500 outstanding stock options with exercise prices ranging from CDN$0.55 to CDN$15.16, which if exercised, would raise an additional CDN$23,355,780; and 211,002 outstanding broker’s warrants with an exercise price of CDN$9.00, which if exercised, would raise an additional CDN$1,899,018.  There is no guarantee that the warrants, the stock options or the broker’s warrants will be exercised.  Management believes that with the cash the Company currently has on hand and with the potential exercise of the stock options, warrants and broker’s warrants, the Company will be able to fund its expenditures through the end of fiscal year 2012.

Use of Funds for Fiscal Year Ending June 30, 2012

The Company’s current capital expenditures are for the exploration/acquisition and evaluation expenses in its rare-earth and gold properties.  For fiscal 2012, the Company estimates that it might expend $3 million on general/administrative expenses and $7 million on prefeasibility study and property acquisitions.  During fiscal 2012, the Company estimates that it might expend $5 million on rare-earth acquisition/exploration expenses and $1 million on gold acquisition/exploration expenses.

Anticipated Changes to Facilities/Employees

The Company has established an office in Denver, Colorado, USA and hired a full-time Chief Operating Officer and Chief Financial Officer.  The Company will continue to add key personnel to develop the corporate infrastructure to support the current project development and future production operation.

Trends – Rare-Earth Market

Prices of rare-earth elements are affected by the supply and demand fundamentals of the market. Recent years has seen raising prices due to increased demand and a reduction in supply. Raising demand has come from various new uses of rare-earth metals in batteries, magnets and other high tech uses. The Chinese control most of the world’s production of rare-earth metals and the Chinese have reduced exports to the rest of the world. We expect the demand of rare-earth elements to continue to increase. We also expect supply to also increase due to several large mines outside China that are expected to be in production soon. We cannot anticipate with any certainty what the Chinese may due in the future as to rare-earth metal exports.

 Our ability to raise additional funds in order to complete our plan of operations at our Bear Lodge Property may be impacted by future prices for metals.  As a natural resource exploration and development company, the marketability of our common shares and our ability to raise other sources of financing has been dependent on the prices of rare-earth elements and gold.  If the global demand for rare-earth and gold decrease, it could adversely impair the Company’s ability to raise financing and fund the exploration and future development of its mineral properties.

Factors that could influence upward demand for rare earth products include:

•

the use of neodymium, praseodymium, terbium and dysprosium in high-strength NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly off-shore installations;

•

the use of lanthanum and cerium for NiMH batteries that are utilized in hybrid and electric vehicles;

•

the use of europium, terbium and yttrium in the production of compact fluorescent light bulbs;

•

the use of high-strength NdFeB magnets in the miniaturization of electronic products;

•

the use of lanthanum in fluid cracking catalysts by refineries processing lower quality crude oil that consumes greater quantities of the catalysts;

•

the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gas, or GHGs, by the United States and the European Union;

•

the use of cerium in glass, ceramics, glass polishing, and advanced water filtration applications; and

•

continued research and commercialization of new applications for rare earths products

The Company’s acquisition/exploration/evaluation activities vary from period to period depending upon property acquisition opportunities and exploration results. Accordingly, amounts expended in past periods may not be indicative of future activities. Likewise, amounts of external capital raised to finance such activities may vary from period to period.

Segment Information

Segmented information is contained in note 15 of the "Notes to the Consolidated Financial Statements" contained under the section heading "Item 8. Financial Statements and Supplementary Data" below of this Annual Report and is incorporated herein by reference.

Sources and Availability of Raw Materials

The Company is currently in the predevelopment stage and as such does not require any significant raw materials in order to carry out its primary operating objectives. The Company’s primary operating objective is to gather geological and processing information in order to complete a prefeasibility study on the Bear Lodge Project. For at least the next year, the Company is expected to continue to require the use of contract drilling services in order to obtain additional geological information. In the past year the Company has been able to secure contract drilling services without excess delay and excessive costs. We except the contract drilling services will continue to be available over the next year.

The raw materials that the Company’s current operations rely are gasoline and diesel fuel for the exploration vehicles and for the heavy equipment required to build roads and conduct drilling operations. In addition water is purchased from local municipalities to assist with the drilling activities, and a variety of drilling muds and additives are needed to ensure drill sample recovery.

Seasonality

Seasonality in the state of Wyoming is not a material factor to the Company’s operations for its project.  Snow fall in the winter limits access to the Company’s Bear Lodge Property, but it is not a material issue for the Company.

Competition

Our industry is highly competitive.  We compete with other mining and exploration companies in connection with the acquisition, exploration and development of mineral properties.  There is competition for the limited number of mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do.  As a result, we may have difficulty acquiring attractive exploration properties, staking claims related to our properties, and exploring and developing our properties.

China accounts for the vast majority of rare earth element production.  While rare earth element projects exist outside of China, very few are in actual production. Further, given the timeline for current exploration projects to come into production, if at all, it is likely that the Chinese will be able to dominate the market for rare earth elements into the future.  This gives the Chinese a competitive advantage in controlling the supply of rare earth elements and engaging in competitive price reductions to discourage competition.  Any increase in the amount of rare earth elements exported from other nations, and increased competition, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Environmental Regulation

The Company's exploration activities are subject to extensive and costly environmental requirements regulated in all countries in which the Company operates under various federal, state, provincial and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management and reclamation. Environmental hazards may exist on the properties in which the Company holds interests which are unknown to the Company at present and which have been caused by previous or existing owners or operators of the properties. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent the Company’s ability to continue operations or undertake new operations.

In particular, the Company’s Bear Lodge REE Project and Sundance Gold Project in Wyoming are subject to federal and state environmental laws, regulations, and permits. The federal agency involved with compliance is the United States Forest Service, Sundance, Wyoming District Office. The state agency involved is the Wyoming Department of Environmental Quality. The Company operates under permits granted by these two agencies and has established bonds to ensure environmental reclamation of areas disturbed. In addition, the Company's operations and exploration activities in Canada are subject to national and provincial laws and regulations governing protection of the environment.  As of June 30, 2011, the Company had reclamation bonds totaled $422,283.

Minerals Exploration Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities.  Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2011, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Employees

At September 26, 2011, the Company had twenty three (23) full-time employees/consultants and thirty one (31) part-time employees/consultants,  Sixteen (16) of the full-time and two (2) of the part-time  employees/consultants are directly engaged in exploration activities, and three (3) full-time and twenty five (25) of the part-time employees/consultants are directly engaged in evaluation and development activities.  As of June 30, 2011, the Company had nineteen (19) full-time and eighteen (18) part-time employees/consultants, including the three Senior

Management.  Donald R. Ranta, President & CEO of the Company, is involved in both administration and exploration.  He is based in Lakewood, Colorado, USA.  None of the Company’s employees are covered by collective bargaining agreements.

Available Information

The Company makes available, free of charge, on or through its Internet website, at www.rareelementresources.com its annual report on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The Company’s Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

The Company’s filings can be also be viewed at its Canadian administrative office, located at: 325 Howe Street, #410, Vancouver, British Columbia, Canada V6C 1Z7. The Company’s reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected and copies ordered at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549. Further, the Company also files reports under Canadian regulatory requirements on SEDAR; you may access its reports filed on SEDAR by accessing their website at www.sedar.com.

ITEM 1A.   RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in our common shares.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common shares may decline and investors may lose all or part of their investment.  We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Estimates of mineralized material are forward-looking statements inherently subject to error.  Unforeseen events and uncontrollable factors can have a significant impact on mineralized material estimates and actual results may differ from estimates.

Risks Related to Our Business

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production.  Failure to obtain additional financing could have a material adverse affect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

For the fiscal year ended June 30, 2011, our net loss was ($16,657,962). Our accumulated deficit at June 30, 2011 was ($26,770,730). At June 30, 2011, our cash position was $72,311,970 and our working capital position was $71,952,619. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations and anticipate we will have no operating revenues until we place one or more of our properties into production. All of our properties are in the exploration stage.

Our management believes that based on our current working capital position, we will be able to continue operations only through the end of Fiscal 2013 without raising additional capital either through debt or equity financing. We currently do not have sufficient funds to fully complete exploration and development work on any of our properties, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance placing one or more of our properties into commercial production, if warranted. If we fail to raise additional funds we will curtail our activities and may risk being unable to maintain our interests in our mineral properties.

Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests. This includes our leases over claims covering the principal deposits on our properties, which may expire unless we expend minimum levels of expenditures over the terms of such leases. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

The most likely source of future financing presently available to us is through the sale of our securities. Any sale of common shares will result in dilution of equity ownership to existing shareholders. This means that if we sell common shares, more common shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments.  Also, we may issue or grant warrants or options in the future pursuant to which additional common shares may be issued. Exercise of such warrants or options will result in dilution of equity ownership to our existing shareholders.

We have no history of producing metals from our mineral properties.

We have no history of producing metals from any of our properties. Our properties are all exploration stage properties in various stages of exploration and evaluation. Our Bear Lodge REE Project and Sundance Gold Project are advanced exploration stage projects with identified mineralization, and our Eden Lake Property and Nuiklavik Property are each early stage exploration projects. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

•

completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient REE or gold reserves to support a commercial mining operation;

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•

the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;

•

the availability and cost of appropriate smelting and/or refining arrangements, if required, and securing a commercially viable sales outlet for our products;

•

compliance with environmental and other governmental approval and permit requirements;

•

the availability of funds to finance exploration, development and construction activities, as warranted;

•

potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;

•

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•

potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if warranted, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

Increased costs could affect our financial condition.

We anticipate that costs at our projects that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and, if warranted, development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

Mining and resource exploration is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

Mining and mineral exploration involves various types of risks and hazards, including:

•

environmental hazards;

•

power outages;

•

metallurgical and other processing problems;

•

unusual or unexpected geological formations;

•

personal injury, flooding, fire, explosions, cave-ins, landslides and rock-bursts;

•

inability to obtain suitable or adequate machinery, equipment, or labor;

•

metals losses;

•

fluctuations in exploration, development and production costs;

•

labor disputes;

•

unanticipated variations in grade;

•

mechanical equipment failure; and

•

periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by our insurance policies.

We operate in the resource industry, which is highly speculative, and has certain inherent exploration risks which could have a negative effect on our operations.

Our long-term success depends on our ability to identify mineral deposits on our existing properties and other properties we may acquire, if any, that we can then develop into commercially viable mining operations.  Resource exploration is a highly speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.  Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. The marketability of minerals acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environment protection.  Any one or a combination of these factors may result in us not receiving an adequate return on our investment capital.  The decision to abandon a project may have an adverse effect on the market value of our securities and our ability to raise future financing

We have no known reserves and no economic reserves may exist on our properties, which could have a negative effect on our operations and valuation.

Despite exploration work on our mineral claims, no known bodies of commercial ore or economic deposits have been established on any of our mineral properties. In addition, we are at the exploration stage on all of our properties and substantial additional work will be required in order to determine if any economic deposits exist on its properties.  We may expend substantial funds in exploring its properties only to abandon them and lose its entire expenditure on the properties if no commercial or economic quantities of minerals are found. Even if commercial quantities of minerals are discovered, the exploration properties might not be brought into a state of commercial production. Finding mineral deposits is dependent on a number of factors, including the technical skill of exploration personnel involved.  The commercial viability of a mineral deposit once discovered is also dependent on a number of factors, some of which are the particular attributes of the deposit, such as content of the deposit including harmful substances, size, grade and proximity to infrastructure, as well as element prices and the availability of power and water in sufficient supply to permit development.

Most of these factors are beyond the control of the entity conducting such mineral exploration.  We are an exploration stage company with no history of pre-tax profit and no income from its operations. There can be no assurance that our operations will be profitable in the future.  There is no certainty that the expenditures to be made by us in the exploration of our properties will result in discoveries of mineralized material in commercial quantities.  Most exploration projects do not result in the discovery of commercially mineable deposits and no assurance can be given that any particular level of recovery of mineral reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable (or viable) mineral deposit which can be legally and economically exploited. There can be no assurance that minerals recovered in small scale tests will be duplicated in large scale tests under on-site conditions or in production.  If we are unsuccessful in our exploration efforts, we may be forced to acquire additional projects or cease operations which may have an adverse effect on the market value of our securities and our ability to raise future financing.

The figures for our resources are estimates based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralization figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineral reserves and grades of mineralization on our properties.  Until ore is actually mined and processed, mineral reserves and grades of mineralization must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•

these estimates will be accurate;

•

resource or other mineralization estimates will be accurate; or

•

this mineralization can be mined or processed profitably.

Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing a property into production and a property's return on capital.

Because we have not completed feasibility studies on any of our properties and have not commenced actual production, mineralization estimates, including resource estimates, for our properties may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The resource estimates contained in this Annual Report have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold, silver or other commodities may render portions of our mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations we reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our properties.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a "reserve" unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves.

Further, "inferred resources" have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of "contained ounces" is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report "resources" as in place tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this report, or in the documents incorporated herein by reference, may not be comparable to information made public by other United States companies subject to the reporting and disclosure requirements of the SEC.  See “Cautionary Note to U.S. Investors Regarding Resource and Reserve Estimates” above.

Our operations contain significant uninsured risks which could negatively impact future profitability as we maintain no insurance against our operations.

Our exploration of our mineral properties contains certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our securities.  We expect to maintain only general liability and director and officer insurance but no insurance against our properties or operations.  We may decide to take out this insurance in the future if it is available at economically viable rates.

Mineral operations are subject to market forces outside of our control which could negatively impact our operations.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand.  One or more of these risk elements could have an impact on the costs of our operations and if significant enough, reduce the profitability of our operations.

Permitting, licensing and approval processes are required for our operations and obtaining and maintaining these permits and licenses is subject to conditions which we may be unable to achieve.

Many of our operations require licenses and permits from various governmental authorities.  We believe we hold or are in the process of obtaining all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities including constructing mines or milling facilities and commencing operations of any of our exploration properties.  In addition, if we proceed to production on any exploration property, we must obtain and comply with permits and licenses which may contain specific operating conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

•

laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•

laws and regulations related to exports, taxes and fees;

•

labor standards and regulations related to occupational health and mine safety;

•

environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection; and

•

other matters.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our operations are subject to environmental risks and compliance with environmental regulations which are increasing and costly.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

The Clean Water Act (CWA), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Legislation has been proposed that would significantly affect the mining industry.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•

control dispersion of potentially deleterious effluents;

•

treat ground and surface water to drinking water standards; and

•

reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for our reclamation obligations on our properties, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing, REE, gold or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

We compete with larger, better capitalized competitors in the mining industry.

The mining industry is competitive in all of its phases, including financing, technical resources, personnel and property acquisition. We will require significant capital, technical resources, personnel and operational experience to effectively compete in the mining industry. Because of the high costs associated with exploration, the expertise required to analyze a project's potential and the capital required to develop a mine, larger companies with significant resources may have a competitive advantage over us. We face strong competition from other mining companies, some with greater financial resources, operational experience and technical capabilities than us. As a result of this competition, we may be unable to maintain or acquire financing, personnel, technical resources or attractive mining properties on terms we consider acceptable or at all.

Joint ventures and other partnerships may expose us to risks.

Historically, we have entered into joint venture arrangements to help fund the exploration and potential development of our properties.  In the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the common shares.

Foreign currency fluctuations may have a negative impact on our financial position and results.

Our property interests in the United States make us subject to foreign currency fluctuations that may adversely affect our financial position and results.  As we maintain our accounts in Canadian dollars, any appreciation in the US Dollar against the Canadian Dollar will increase our costs of carrying out operations in the United States.  Management has not entered into any foreign currency contracts to mitigate this risk; as such, we may suffer losses due to adverse foreign currency fluctuations.

We are dependent on key personnel and the absence of any of these individuals could adversely affect us.

Our success is currently largely dependent on the performance, retention and abilities of our directors, officers, employees and management.  The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, officers, employees or other qualified personnel required to operate its business.  Failure to do so could have a material adverse affect on us and our prospects.  We do not maintain “key man” life insurance policies on any of our officers or employees.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel, or to attract and retain personnel on terms acceptable to us.  Management personnel are currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.  We have not entered into non-competition agreements.  As our business is substantially dependent upon the directors, executive officers and consultants, the lack of non-competition agreements poses a significant risk to us in the event such persons were to resign or be terminated from such positions.  Under such circumstances, such persons may provide confidential information and key contacts to our competitors and we may have difficulties in preventing the disclosure of such information.  Such disclosure would have a material adverse effect on our business and operations.

Our directors/senior management are engaged in other businesses.  Potential conflicts of interest and other obligations of management could interfere with corporate operations.

Most of our directors and officers are engaged and will continue to be engaged in the search for additional business opportunities on behalf of other entities, and situations may arise where these directors and officers will be in direct competition with us.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable regulations and legislation.  Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures.  In order to avoid the possible conflict of interest which may arise between the directors and officers’ duties to us and their duties to the other entities they are involved, our directors and officers have been advised as follows by us: participation in other business ventures offered to the directors or officers should be allocated between the various entities and on the basis of prudent business judgment and the relative financial abilities and needs of such entities to participate; no commissions or other extraordinary consideration will be paid to such directors and officers; and business opportunities formulated by or through other entities in which the directors and officers are involved should not be offered to us except on the same or better terms than the basis on which they are offered to third party participants.  Our directors and officers are, or may become, involved in other business activities.  As a result of their other business endeavors, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect its ability to conduct ongoing operations and to generate revenues. In addition, our management of may be periodically interrupted or delayed as a result of its officers’ other business interests.

Title to our properties may be subject to other claims, which could affect our property rights and claims.

There are risks that title to our properties may be challenged or impugned. Our material property is located in Wyoming and may be subject to prior unrecorded agreements or transfers or native land claims and title may be affected by undetected defects. There may be valid challenges to the title of our properties which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

Several of the mineral rights to our properties consist of "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. General Mining Law. Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law. In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden

U.S. investors may not be able to enforce their civil liabilities against us or our directors, controlling persons and officers.

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia under the British Columbia Business Corporations Act. Many of our directors are residents of Canada, and a substantial portion of their assets are located outside of the United States, predominately in Canada.  As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

Risk Related to Our Securities

We do not currently intend to pay cash dividends.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our present policy is to retain all available funds for use in our operations and the expansion of our business.  Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

Dilution through outstanding common share options could adversely affect our shareholders.

Because our success is highly dependent upon our employees and consultants, we have granted to some or all of our key employees, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of the date of this Form 10-K, there are 3,526,500 share purchase options outstanding, which, if exercised, would result in an additional 3,526,500 common shares being issued and outstanding.

Price volatility of our publicly traded securities could adversely affect investor’s portfolios.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  There can be no assurance that continual fluctuations in price will not occur.  It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success of the Company in creating revenues, cash flows or earnings.  The price of our common shares have been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

We likely constituted a "passive foreign investment company" during the tax year ended June 30, 2011, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. investors in our common shares should be aware that we believe that we were classified as a PFIC during the tax year ended June 30, 2011, and based on current business plans and financial expectations, we expect that we will be a PFIC for the current tax year.  If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of common shares, or any so-called “excess distribution” received on its common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the common shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  However, U.S. shareholders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a qualified electing fund, or that we will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in the event that we are a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their common shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the common shares over the taxpayer’s basis therein.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of common shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company’s business is the acquisition, exploration and development of mineral properties. The Company’s primary properties are the Bear Lodge REE Project and the Sundance Gold Project located in northeastern Wyoming, USA. During the year ended June 30, 2010, the Company also acquired the Eden Lake property in Manitoba, Canada and the Nuiklavik property in Labrador, Canada.  Both Eden Lake and Nuiklavik properties contain REE deposits.

Bear Lodge Property, Northeastern Wyoming, USA

Bear Lodge Property – Location Map

Acquisition

The property was acquired through the July 2003 reverse-takeover acquisition of Paso Rico Resources Ltd. (subsequently known as Rare Element Holdings Ltd., (“Holdings”)), which originally had a property option to acquire full ownership of the property through exploration expenditures on the property and subsequently, before the reverse-takeover by the Company, obtained 100% ownership in September 2002.

Location and Ownership

Rare Element Resources, Inc. (“RER, Inc.”) (a wholly-owned subsidiary of Holdings) holds a 100 percent mineral rights interest in a group of unpatented mineral claims, known as the Bear Lodge Property, which consists of the Bear Lodge REE Project and the Sundance Gold Project. The property is situated in the Bear Lodge Mountains of Crook County, northeastern Wyoming.  These claims were, in part, acquired from Freeport-McMoRan Copper & Gold (“Freeport”), which was known as Phelp Dodge Corporation at that time, by way of a “Mineral Lease and Option for Deed”.  Some of the claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2 percent of Net Smelter Returns ("NSR") payable to Freeport.  RER, Inc. owns a portion of the claim group outright and those claims were not subject to the NSR. On March 31, 2009, the Company re-purchased the NSR for $50,000.  The core group of claims is free of royalties.

The total property comprises 494 unpatented mineral claims located on land administered by the U.S. Forest Service and a 640-acre Wyoming state lease for a total of approximately 16 square miles.

Claim Name	Recording Reception No	AMENDED RECORDATION RECEPTION NO.	BLM Serial No.	Section	Township	Range
Sun 9-17	581022-30		WMC-275672-80	7,12,13,18	52N	63W
Sun 34-41	581047-54		WMC-275697-704	7	52N	63W
Sun 53	581066		WMC-275716	8	52N	63W
Sun 55	581068		WMC-275718	5, 8	52N	63W
Sun 57-74	581070-87		WMC-275720-37	7,8,17,18	52N	63W
Sun 83	581096		WMC-275746	5	52N	63W
Sun 85	581098		WMC-275748	5	52N	63W
Sun 87-116	581100-129		WMC-275750-79	4,5,8,9,16,17	52N	63W
COLE 7-20	570451-64		WMC-260907-20	22,23,26,27	52N	63W
COLE 22	570466		WMC-260922	23	52N	63W
COLE 24	570468		WMC-260924	23	52N	63W
COLE 26-60	570470-504		WMC-260926-60	14,15,22,23	52N	63W
COLE 60A	612967		WMC-303658	15	52N	63W
COLE 61	570505		WMC-260961	15	52N	63W
				22	52N	63W
COLE 62	570506		WMC-260962	15	52N	63W
COLE 63-74	576950-61		WMC-268910-21	21,22	52N	63W
DEN 1	577594		WMC-270117	26	52N	63W
DEN 6	577599		WMC-270122	26,36	52N	63W
DEN 22	577615		WMC-270138	3	51N	63W
DEN 29	577622		WMC-270145	3	51N	63W
DEN 36	577629		WMC-270152	32	52N	63W
DEN 40-75	577633-68		WMC-270156-91	28,29,31,32,33	52N	63W
DEN 88-97	577681-90	612971-77	WMC-270204-13	28,29	52N	63W
DEN 97A	612969		WMC-303667	29	52N	63W
DEN 98-118	577691-711		WMC-270214-34	29,30	52N	63W
DEN 127-172	577720-65		WMC-270243-88	13,18,19,20,29,30	52N	63W
OGDEN 1-87	576938-7840		WMC-268922-270363	21,22,26,27,28,33,34,35	52N	63W
REU 1-78	570507-87		WMC-260963-040	3,4,5,32,33,34,	51N, 52N	63W
AF 58-62	612960-64		WMC-303651-55	27,28	52N	63W
BL 15-39	571269-300		WMC-262061-84	7,18	52N	63W
BL 45-52	571292-299		WMC-262085-92	17,18	52N	63W
BL 59-65	510598-604	612978-84	WMC-247983-89	17	52N	63W
BL 72-78	510611-17	612985-91	WMC-247996-002	17	52N	63W
BL 85-91	571285-91		WMC-262093-99	16,17	52N	63W
BL 300-19	571277-84	612992-000	WMC-262100-107	21	52N	63W
IVAN 1-23	577036-54		WMC-270381-400	28,29,32,33	52N	63W

Upon Newmont Mining Company’s (“Newmont”) withdrawal from the Sundance Gold Project, it transferred 327 of its claims to the Company in May 2010.  There is a sliding scale royalty on certain state lease land due to the State of Wyoming if ore is mined from the state section.  All claims are located on federal lands and are subject to annual maintenance fees payable to the United States Bureau of Land Management. These fees are paid up to date.

The Bear Lodge REE Project contains high grades of predominantly the “light” REE (lanthanum, cerium, praseodymium, neodymium, and samarium) and some of the highest grades in North America of the “heavy” REE europium and terbium plus significant quantities of the heavy REE--dysprosium.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Bear Lodge Property is located in central Crook County, northeastern Wyoming, in the northwestern portion of the Black Hills uplift. The property is situated immediately north of the crest of the Bear Lodge Mountains, a relatively small northwesterly trending range. The property is flanked to the west by the Powder River Basin, famous for its extensive coalmines, and is surrounded by the Great Plains. The Bear Lodge Property lies about 12 road miles northwest of the small town of Sundance, Wyoming, approximately 22 air miles west of the South Dakota state line, 55 air miles east of the larger town of Gillette, Wyoming, and 230 miles north of Cheyenne, the state capitol. Gillette has many of the services required by the mining industry.

Access to the Bear Lodge Property is very good, but in the winter months the property is not as readily accessible due to snow accumulation. Primary access to the property is from the town of Sundance, Wyoming, situated along US Interstate Highway 90. The project area is reached by traveling on paved roads west from Sundance about 1.5 miles along US Highway 14, then north on US Forest Service Taylor Divide Road #838 for 7.4 miles to the summit of Warren Peaks.  The final 3.2 miles to the Bull Hill area of the property is on well-maintained gravel roads (continuing on USFS#838 and then right on USFS#851) until the turnoff to the Bull Hill Road, about 0.8 miles of a narrow one-lane dirt road leading to the Bull Hill REE target area. Road access within the property is relatively extensive via a number of good quality logging roads and four-wheel drive trails that were cleared during previous exploration and logging activities.

Motels, restaurants, and gas stations are available to the south in the nearby town of Sundance, and a greater variety of accommodations and services are available to the east in Spearfish, South Dakota.

Necessary infrastructure, such as housing, food, fuel, etc., would be available in either town, or further to the west in Gillette, Wyoming, should the property enter the development stage. Water rights would likely be available through purchase, and a major power line runs within a mile of the property. Supplies can be trucked to the site 60 miles from Gillette, which is located on both US Interstate Highway 90 and rail lines. A Burlington Northern rail transport line also runs through Moorcroft, 34 miles west of Sundance. The Gillette area has a coal-fired power plant, and the city would be a major logistics center for any development at the Bear Lodge Property. The current size of the property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable environmental permitting outcome.

The Bear Lodge Mountains have a warm and relatively dry climate during summer, followed by cold winters with variable amounts of snow. Optimal field conditions extend from April to November. The Taylor Divide Road is not maintained during winter months, and snowmobile access is given priority from December through March. The property lies within the Black Hills National Forest along the crest of the northern part of the Bear Lodge Mountains, a narrow northwest-trending range situated in northeastern Wyoming.  Physiographically it is a northwesterly extension of the Black Hills of western South Dakota. The range is characterized by rounded grass- and pine-covered mountains reaching elevations of 6,400 feet within the property. The mountains have moderate slopes covered by western yellow pine forest interspersed with dense thickets of brush. Narrow grassy meadows cover the upper reaches of seasonal drainages. The lowest point within the property is about 5,800 feet elevation.

Bear Lodge REE Project

Mineral Resources

The Company’s comprehensive NI 43-101-compliant Technical Report with an initial mineral resource estimate of REE plus yttrium at the Bull Hill deposit was dated April 14, 2009. The report incorporated descriptions of all the exploration work and metallurgical testing completed by the Company since the initial exploration NI 43-101-compliant report was issued in 2002. The report also included recommendations for additional exploration work to expand the REE mineral resource and the metallurgical testing program. The recommended work was completed.

On May 26, 2010, the Company reported an updated mineral resource estimate of REE plus yttrium contained in two deposits located in the Bull Hill area of the Bear Lodge REE Project. The updated mineral resource estimate increased the total pounds of Rare Earth Oxides (“REOs”) contained in the Bull Hill deposits by more than 50 percent from 800 million pounds to 1,210 million pounds at a 1.5 percent REO cutoff grade. The mineral resource was estimated by an independent consultant—Ore Reserves Engineering (“ORE”).

On June 14, 2011, the Company announced the results of an upgraded and increased NI 43-101 compliant mineral resource estimate of REE plus yttrium contained in three deposits located in the Bull Hill area of the Bear Lodge REE Project (Table 1). The updated resource estimate upgrades 4.9 million tons (4.44 mm metric tonnes) to the indicated category and increases the total pounds of REO contained in the Bull Hill high-grade deposits by 20 percent from 1,210 million pounds (550 million kg) to 1,450 million pounds (660 million kg) at a 1.5 percent REO cutoff grade (Tables 1 and 2). The mineral resources were estimated by ORE, an independent consultant.

The new resource estimate is derived from a REE database that includes eighty six core drill holes completed by the Company between 2008 and 2010 for a total of 62,625 feet (19,093 m). The new resource estimate focuses on the dike sets in the Bull Hill (Bull Hill Southwest) deposit, plus the Bull Hill Northwest and the Whitetail Ridge deposit areas. In addition, the drilling indicates significant potential for expansion of all three deposits, for discovering mineralization in the undrilled areas between the deposits, and for definition of resources in other areas, such as Bull Hill West, East Taylor and the Carbon REE target.

The total mineral resources estimate by ORE for the three deposits are summarized in the following tables at a range of cutoff grades and for the different oxidation zones, including the oxide, oxide-carbonate, transitional, and sulfide/unoxidized zones (Tables 1 and 2):

Table 1.  Total Indicated Tons and Grade of the Various Oxidation Zones at a Range of Cut-Off Grades

Cutoff Grade (%REO)[1,3]	Oxide		Oxide-Carb.		Total Oxidized
	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)
1	4.5	2.88	2.3	3.41	6.8	3.06
1.5[3]	2.9	3.78	2.0	3.75	4.9	3.77
2	2.3	4.33	1.8	4.02	4.0	4.20
2.5	1.8	4.94	1.5	4.35	3.2	4.67
3	1.4	5.53	1.2	4.80	2.6	5.20
3.5	1.1	6.12	0.9	5.27	2.0	5.74
4	0.9	6.72	0.7	5.74	1.6	6.30
4.5	0.7	7.29	0.5	6.27	1.2	6.87
5	0.6	7.73	0.4	6.81	1.0	7.39

Table 2.  Total Inferred Tons and Grade of the Various Oxidation Zones at a Range of Cut-Off Grades

Cutoff Grade (%REO)	Oxide		Oxide-Carb.		Total Oxidized		Transitional		Sulfide		Total
	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)	Tons (million)	Grade (%REO)
1.0	13.7	2.49	4.3	2.52	18.0	2.50	1.8	2.11	7.6	2.22	27.3	2.39
1.5	8.4	3.33	3.3	2.93	11.6	3.22	1.0	2.71	5.1	2.68	17.8	3.03
2.0	6.6	3.76	2.6	3.22	9.2	3.60	0.7	3.23	3.4	3.16	13.3	3.47
2.5	5.1	4.20	2.1	3.49	7.1	3.99	0.5	3.58	2.3	3.58	10.0	3.88
3.0	3.5	4.88	1.4	3.88	4.9	4.60	0.3	4.10	1.4	4.17	6.5	4.48
3.5	2.4	5.67	0.7	4.45	3.1	5.39	0.2	4.49	1.0	4.51	4.3	5.13
4.0	1.7	6.41	0.4	4.93	2.2	6.11	0.2	4.75	0.7	4.90	3.0	5.77
4.5	1.5	6.83	0.3	5.32	1.7	6.59	0.1	5.38	0.4	5.41	2.2	6.34
5.0	1.2	7.22	0.2	5.67	1.4	7.03	0.0	6.01	0.3	5.75	1.7	6.81

Table 3.  Resource Estimates and Contained REO for the Three Individual Deposits

Resource Class	ZONE		Bull Hill SW		Bull Hill NW		Whitetail R.		Total
	Oxidation	Cutoff Grade (%REO)	Tons (millions)	Grade (%REO)	Tons (millions)	Grade (%REO)	Tons (millions)	Grade (%REO)	Tons (millions)	Grade (%REO)	lbs REO (millions)
Indicated	Oxide	1.5	2.9	3.78	-	-	-	-	2.9	3.78	220
	Oxide+Carbonate	1.5	2.0	3.75	-	-	-	-	2.0	3.75	149
	Total Oxidized	1.5	4.9	3.77	-	-	-	-	4.9	3.77	369
Inferred	Oxide	1.5	5.9	3.48	1.0	2.38	1.6	3.32	8.4	3.33	557
	Oxide+Carbonate	1.5	3.0	2.98	0.1	2.04	0.2	2.50	3.3	2.93	192
	Total Oxidized	1.5	8.9	3.31	1.1	2.35	1.7	3.24	11.6	3.22	749
	Transition	1.5	0.9	2.80	0.1	2.08	0.0	1.79	1.0	2.71	56
	Sulfide	1.5	3.9	2.80	1.2	2.30	0.0	1.69	5.1	2.68	275
	Total Inferred	1.5	13.7	3.13	2.4	2.31	1.7	3.22	17.8	3.03	1080

1.

REO (rare-earth oxides) include Ce2O3, La2O3, Nd2O3, Pr2O3, Sm2O3, Gd2O3, Y2O3, Eu2O3, Dy2O3, Tb2O3, Er2O3 and other minor oxides listed in general order of decreasing abundance in the deposits.

2.

The resources estimates are classified as Indicated and Inferred Mineral Resources as defined by CIM and referenced in NI 43-101.

3.

ORE considers a range of 1.0 to 2.5 percent REO cut-off grade to be reasonable in preliminary estimation of potentially economic resources. A cutoff grade of 1.5 percent REO has been selected as the base case and it is highlighted; a cutoff grade of 3.0 percent REO is also highlighted to show the higher-grade tons above the cutoff. Low-grade material above 0.5 percent cut-off grade is undergoing metallurgical testing to determine if a simple low-cost process can result in its being upgraded.

4.

A detailed program of core sampling and bulk density measurement was conducted successfully during the 2010 drilling program, especially for oxide mineralization which is more difficult to measure accurately.

5.

Cautionary Note to U.S. Investors - In this Annual Report we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

The current upgraded resource, plus additional resources planned for upgrade during the 2011 drill program, will be included in a Preliminary Feasibility Study scheduled for completion in early 2012. The Company’s 2011 exploration program is planned to include more than 50 in-fill and step-out drill holes to further upgrade and expand the resource.

Geology & Mineralization

REE mineralization occurs in the north-central core of the Bear Lodge alkaline-igneous complex located in northeastern Wyoming. All of the most important REE deposits and occurrences in the Bear Lodge district are controlled by RER, Inc.’s lode claims, and are located in the vicinity of Bull Hill.

Rare-earth mineralized bodies occurring as dikes and veins within the Bull Hill area of the district include a well-defined, near-surface oxidized FMR (iron oxide-manganese oxide-REE) zone, a near-surface oxidized but incompletely leached carbonatite zone (oxide-carbonate zone), a transitional or mixed zone (oxide + sulfide),  and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone. The oxide-carbonate and transitional zones were referred to collectively in previous new releases and technical reports as “transitional zone”. As the Company’s understanding of the deposit has progressed, it made sense to subclassify mineralized zones based on key characteristics of those zones. The FMR dikes and veins contain no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) are completely leached from the zone, which ranges from the surface to depths of about 300 – 500 feet. The oxide-carbonate zone generally occurs beneath the oxide zone, but may locally breach the surface in select dikes. It is characterized by an absence of sulfides, with the residual iron oxides formed during the complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite). As now defined, the transitional zone is relatively flat-lying and occurs as a thin layer immediately above the sulfide-bearing carbonatite zone. It contains mixed iron oxides and sulfides, along with a significant amount of relict matrix carbonates.  The iron oxides in this zone are derived primarily from the variable partial to complete oxidation of constituent sulfide minerals. The unoxidized sulfide-bearing carbonatite at depth has not been leached of matrix carbonates and retains all of its initial sulfide content.

Metallurgy of the oxide zone is well established and has been reported previously. Initial metallurgical testing of the oxide-carbonate zone resource indicates that mineral pre-concentration test results are similar to those for the oxide zone mineralization. Early indications suggest that chemical concentration of the REO from this zone will consume more reagents than the oxide zone mineralization.

The Bull Hill deposit, formerly known as Bull Hill SW, contains the bulk of the current resources.  The deposit comprises a steeply-dipping FMR-carbonatite dike swarm. Geological interpretation of results from the 2010 drill program indicate that the Bull Hill resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme. Carbonatite dikes at depth are interpreted to transition toward the surface into either oxide-carbonate bodies or FMR bodies, which range in size from veinlets to large dikes more than 100 feet in width. The Bull Hill deposit consists of one dominant dike set and several subsidiary dike sets in a swarm that strikes over 1,500 feet in length and covers several hundred feet in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 1,000 feet down dip. A number of gold deposits and other occurrences of anomalous gold are distributed peripherally to the Bull Hill REE mineralization and are part of the Company’s Sundance Gold Project.

The Bull Hill Northwest deposit shares many characteristics with the Bull Hill deposit. The oxide zone extends somewhat deeper, probably owing to a complex regime of intersecting fault structures. The structural controls for the mineralized bodies remain incompletely understood in this resource area, but it appears most likely that northerly-striking mineralized bodies predominate. The dikes cut alkalic silicate rocks, predominantly trachytes and phonolites, and they are part of an FMR/carbonatite dike system that appears to be distinct from the Bull Hill SW dike system. The deposit is open to the north and at depth. Additional drilling will be done during the 2011 program to better define the orientation of the system and to expand the current resource.

The Whitetail Ridge deposit is marked at the surface by a zone of FMR stockwork and a coincident geophysical anomaly. The size of the geophysical anomaly (approximately 1,400 by 2,000 feet elongate northeasterly) provides an indication that the REE target may be larger than others in the district. Detailed mapping suggests that the REE mineralization consists of northwest-striking FMR dikes and an FMR stockwork zone that is elongate northeasterly, with dimensions of roughly 1,250 feet (380 meters) by 950 feet (290 meters). The enveloping geophysical anomaly is larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. This is the same area that the US Bureau of Mines drilled in the early 1950s and estimated a large tonnage of low-grade stockwork mineralization. Only a small part of this target area has been tested with the Company’s drill holes. Drilling during the Company’s planned 2011 program is expected to expand and better delineate the current Whitetail Ridge resource.

The major dike sets in all of the resource areas are accompanied by peripheral zones of lower-grade stockwork REE mineralization. The term “stockwork” refers to a rock cut by a network of small veins or dikes that contain the mineralization. REE grades in the stockwork zones range between about 0.5 and 2 percent REO. The Company is investigating low-cost physical processing methods to upgrade the contained REE mineralization in the stockwork for eventual inclusion with the resources reported here.

The Company considers the geologic modeling and resource estimation results encouraging for the following reasons:

•

A portion of the oxidized resource was upgraded to the “indicated” category.

•

The tonnage of the overall resource was expanded relative to the May, 2010 NI 43-101- compliant resource estimate, but with slightly lower REO grades.

•

The more extensively drilled Bull Hill deposit shows excellent lateral and vertical continuity of mineralization and grades within the dike sets.

•

The REE mineralization that constitutes the Bull Hill resource is open for expansion at depth, to the southeast, and to the northwest toward Whitetail Ridge.

•

The Whitetail Ridge deposit was defined by drilling in only a small part of the target area.

•

The Bull Hill West target area hosts FMR/carbonatite dikes that may be related to both the Bull Hill and Whitetail Ridge mineralizing systems and mineralization appears to be open in all directions.

•

The Company believes that there is room for the mineral resource tonnage to increase significantly in all deposit and target areas.

•

Bulk-tonnage, lower-grade stockwork mineralization adjacent to the higher-grade zones is extensive, and only a small part of the potential has been tested by drill holes. With further metallurgical testing, this material may be defined as an additional resource.

The updated mineral resource estimate confirms that potentially economic resources are present in the Bull Hill area, and it justifies further technical work including drilling, metallurgical testing, and engineering studies. Considerable in-fill definition drilling is required to increase the confidence level and upgrade more of the inferred resources to the indicated category. Step-out drilling is planned to expand the resource and define the boundaries of the mineralization.

Cutoff Grade & Metallurgy

The resource size is sensitive to an assumed cut-off grade, which is sensitive to metallurgical operating costs. The Company is advancing its rare-earth metallurgical studies at: Mountain States Research & Development International, Vail, Arizona, Nagrom, Perth, Australia, and Hazen Research, Golden, Colorado. The objective for each of these testing laboratories is developing and optimizing an effective and cost-efficient metallurgical flowsheet. The metallurgical testing program will continue through 2011 on mineralized core samples collected during 2010. The test program includes a pilot plant test being conducted at Hazen Research using approximately 13 tons of material collected in 2010 near the surface with large diameter core drilling and from surface samples collected during drill-site excavations.

Quality Assurance

The mineral resource estimate was completed by Mr. Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering (ORE), and is based on geological interpretations supplied by the Company to ORE and subsequently modified by ORE. Mr. Noble is an independent qualified person for the purposes of National Instrument 43-101 standards of disclosure for mineral projects of the Canadian Securities Administrators and has verified the data disclosed here.

The Rare Element Resources’ field programs were carried out under the supervision of Dr. James G. Clark, the Company’s Vice President of Exploration. Dr. Clark was also a senior geologist and, subsequently, exploration supervisor for Hecla Mining Company during the late 1980’s and early 1990’s and was responsible for  that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill SW resource area. A detailed QA/QC program was implemented for the 2007 through 2011 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Dr. Jaacks and Dr. Clark have verified the sampling procedures and QA/QC data delivered to ORE. They share the opinion that the data are of good quality and suitable for use in the resource estimate.

Metallurgy

The metallurgical testing is ongoing on oxide samples. Nearly all of this material is sufficiently close to the surface for potential mining by open pit methods. The current oxide mineral resource contains 4.9 million tons of indicated resource at a grade of 3.77% REO and 11.6 million tons of inferred resource at a grade of 3.22% REO, using a 1.5% REO cutoff grade (Table 3 above). The oxide mineralization extends from surface to depths of 400 to 500 feet. Excellent exploration potential for expansion of the oxide mineralization was tested in 2010 by a program of step-out drilling, and in-fill drilling was directed at an upgrade of the mineral resource category.

The current testing program conducted on this oxide mineralization is designed to take advantage of the unique type of mineral occurrence of the REE mineralization.  The mineralization is characterized by fine-grained REE minerals that variably adhere to the surfaces of the coarser gangue (non-REE-bearing) minerals. The REE minerals in oxide mineralization from the mineral resource area are largely from the bastnasite group (bastnasite,  synchysite, and parasite) with variable proportions of monazite.

Metallurgical testwork is being conducted at Mountain States R&D International, Inc. (MSRDI) of Vail, Arizona.   Preliminary Testing of REE separation was conducted at Intellimet LLC of Missoula, Montana.  Confirmatory testing is being conducted by NAGROM of Perth, Australia with additional separation testwork planned to be conducted by ANSTO (Australian Nuclear Science and Technology Organization) of Sydney, Australia.  Bulk sampling of oxide mineralization from large diameter drill core and from surface trenches took place in the Fall of 2010. The bulk sample is being processed in a pilot plant test currently in 2011 as part of a planned pre-feasibility study.

Rare-earth mineralized bodies occur as high-grade dikes and veins within the Bull Hill deposit. They include a well-defined, near-surface oxidized zone that has been the subject of most metallurgical testing to date. The oxide mineralization contains essentially no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) are completely leached from the zone, which ranges from the surface to depths of about 500 feet. These conditions created a loose and friable oxide material that allows for a simple physical mineral processing method.

In parts of the high-grade zone, the sulfides are oxidized but matrix carbonate is partially and variably leached. This zone is termed the “oxide-carbonate” zone. A thin “transitional zone” occurs at the base of the oxide and/or oxide-carbonate zone at a depth of approximately 500 feet (150 m). The transitional zone passes relatively abruptly into the sulfide-bearing zone with typical carbonatite characteristics.

Tests on the high-grade oxide mineralization indicate that recoveries of 80 to 85 percent of REO are expected using a two-stage process. The first stage is mineral concentration, also known as physical upgrading (“PUG”). The second stage is a chemical leaching process using hydrochloric acid that produces a mixed rare-earths leachate that is precipitated as a bulk carbonate concentrate. The series of bench-scale testing programs was completed by MSRDI under the direction of Dr. Roshan Bhappu. The test results show that 90 percent REO can be recovered in 40-50 weight percent of the original mass weight by employing a simple washing, scrubbing, and screening process that produces a mineral pre-concentrate of sand-size and finer particles. The washing and screening process uses only water as a process media and is similar to gravel washing plants that are commonly employed throughout the United States. Using an 8 percent REO head grade sample, the pre-concentrate can be upgraded to 14-18 percent REO using this process. A parallel series of tests to verify the process has been conducted by Nagrom of Perth, Australia, under the direction of Mr. Tony Wilkinson, General Manager.

Mr. Jaye T. Pickarts, P.E., who is the Company’s Chief Operating Officer, is the Qualified Person as defined under National Instrument 43-101 and has reviewed and approved the contents of the “Metallurgy” section of this Form 10-K.

Preliminary Economic Assessment (PEA)

Highlights of the Preliminary Economic Assessment (“PEA” or the “Study”) are summarized in the Table 4 below, with additional commentary following.

Table 4.  Preliminary Economic Assessment – Bear Lodge Rare-Earths Project

	Case 1 (Base Case)	Case 2
	3-year trailing average prices[1]	Estimated long-term prices[2]
Production Rate (tpd)	1,000	1,000
Mine Life (Years)	15	15
Initial Capital (US$)	$87 million	$87 million
Operating Cost (US$/ton)	$213	$213
Life of mine sustaining capital (US$)	$88 million	$88 million
REO recoveries to concentrates	80 percent	80 percent
Annual REO contained in concentrates (tons)	11,400	11,400
Annual Payable Value of REO (US$)	$143 million	$178 million
Annual Operating Cash Flow (US$)	$50 million	$80 million
Internal rate of return (IRR)	40 percent	60 percent
After-tax Life-of-mine Cash Flow (US$) (Undiscounted)	$598 million	$978 million
After-tax Net Present Value (US$) (At 10 percent discount rate)	$213 million	$380 million
After-tax Net Present Value (US$) (At 15 percent discount rate)	$131 million	$251 million
Payback (years)	3.1	2.4

1.

Rare-earth bulk concentrate prices are used in the Study and are based on historic three-year average concentrate prices from Metal-Pages and assembled by the Industrial Minerals Company of Australia (“IMCOA”).

2.

Estimated long term prices of bulk concentrates represent a price increase of 25 percent over the historic three year average concentrate price.

3.

Cautionary Note to U.S. Investors: The Company does not currently have proven or probable reserves under SEC standards.  US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

The Study was prepared by independent consultant, John T. Boyd Company (“Boyd”), with the assistance of consultants Mountain States R&D International (“MSRDI”) and ORE. It includes NI 43-101-compliant inferred mineral resource estimates for two of the four known mineralized zones at Bear Lodge REE Project (Bull Hill and Bull Hill Northwest deposits) that were prepared by ORE. The Study provides an initial development model and a preliminary economic analysis of the project based on the mineral resources estimated for the two deposits. The final NI 43-101-compliant technical report was filed on SEDAR on November 9, 2010.

The Study was commissioned by the Company in 2009 to evaluate the potential economic viability of recovering REEs in concentrate from the mineral resources in the Bull Hill area of the Bear Lodge REE Project, with a future goal to recover individual REOs. This was in response to growing demand for these elements in environmental and other applications where the REE are vital to the new technologies developed for fuel efficient (“hybrid”) automobiles and plug-in electric vehicles. Many hybrid cars use rechargeable nickel-metal-hydride (Ni-M-H) batteries that contain lanthanum along with electric motors and generators that require high-strength permanent magnets containing neodymium, praseodymium, dysprosium, and terbium. Substantial quantities of all five of these rare-earth elements would be produced by a mine at Bear Lodge, and these five elements would represent nearly 65 percent of potential saleable products’ value.

Rare Earths – Markets and Pricing

For an independent analysis of REE markets, including supply and demand forecasts, Boyd relied on a recent confidential report and supporting data produced by IMCOA, an independent industrial minerals research firm based in Perth, Australia and led by Dudley J. Kingsnorth. This report was requested by the Company and provided to Boyd as a basic reference. The IMCOA report forecasts growth in global demand for REE at a rate of nearly 10 percent per year until 2020, from approximately 125,000 tons in 2010 to 200,000 tons by 2015 to 280,000 tons by 2020, expressed as “TREO” (total rare-earth oxides or the sum of all 14 REE plus yttrium). During this period, primary supply sources located mainly in China are not expected to increase production significantly, creating a growing supply/demand gap. China has been reducing its exports of rare earths for several years and announced a major reduction in exports in early July 2010. These policies have already caused significant price increases for most REE and created opportunities for new primary suppliers to enter the market. Boyd concludes that the Bear Lodge REE Project mineral resources, which require significant further work to bring to the feasibility level of analysis, represent an attractive potential mine development opportunity for the Company.

Bear Lodge – Low-cost Open Pit Mining

The development model utilized by Boyd and its associates for the Study contemplates conventional truck and shovel open-pit mine production from the near-surface oxide inferred mineral resources in the Bull Hill and Bull Hill NW deposits, which would provide an initial mine life of 15 years. Recent drilling has successfully intersected REE outside the known mineral resources and may support an eventual increase of mine life beyond that contemplated in the Study.  The current mineral resources at the Bear Lodge REE Project are categorized as indicated and inferred mineral resources. Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Mineral resource estimates do not account for mineability, selectivity, mining loss and dilution.  These mineral resource estimates include inferred mineral resources that are normally considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  There is also no certainty that these inferred mineral resources will be converted to measured and indicated categories through further drilling, or into mineral reserves, once economic considerations are applied. Also, there is no certainty that this Preliminary Economic Assessment will be realized. An economic assessment will almost certainly change as new information is generated on the mineral resources, mine plan, and processing methodology.

Bear Lodge – REE Production

In the base case scenario, a conservative production rate beginning at 500 tons per day of mineralized material will progressively increase to 1,000 tons per day by year three. Once full production is achieved, the total REO (“TREO”) produced each year would be approximately 11,400 tons (10,300 metric tons) in bulk REE concentrates. Discounted cash flow analysis of this scenario, using 2008 through 2010 REE bulk mixed concentrate prices, and capital and operating costs, yields a 40 percent Internal Rate of Return (IRR) and a Net Present Value (NPV) of US$213 million at a 10 percent discount rate or a US$131 million NPV at a 15 percent discount rate on an after-tax basis over a mine life of 15 years. The Company is performing initial market studies regarding the sale of bulk REE concentrates in North America to potential refiners/processors.

Hydrometallurgical tests for extraction and separation of individual rare-earth oxides are progressing, and the ultimate goal is the production and sale of high-purity oxides of cerium, lanthanum, neodymium, praseodymium, and possibly europium, dysprosium, terbium, and other REO. These products may be sold individually as oxides, or in various combinations such as “Didymium” (Neodymium and Praseodymium), “SEG” (Samarium, Europium and Gadolinium), or as mischmetal (a mix of the rare earth elements).

Bear Lodge – Rare Earth Prices

The prices used in this Study are based on historic three-year average concentrate prices. It is important to note the following:

1.

REO concentrate prices are lower than refined REO prices.

2.

Historic REO concentrate prices are significantly lower than the current REO concentrate prices as quoted in Metal Pages. For the Bear Lodge distribution of rare earths, current prices have recently increased approximately 360 percent from the three-year historic average due to the reduction in exports of REE products from China during the third quarter of 2010; however, it is unknown if the current higher prices are sustainable.

3.

A 10 percent change in the price of REO concentrate would change the Base Case NPV of the project on an after-tax basis by approximately $58 million at a 10 percent discount rate, and $42 million at a 15 percent discount rate.

4.

The sale of concentrates from Bear Lodge would likely be subject to a long-term supply contract for which a price would be set in the contract with one or more buyers. These long-term prices can differ substantially from quoted spot prices for metals with smaller markets such as REEs.

The price assumptions used by Boyd for the REO concentrates are based on compilations of the past three years that range from $4.59 (2008), to $3.65 (2009), to $7.54/kg (2010). These concentrates contain approximately 43.5 percent REO and were derived from deposits that have a similar, but slightly less valuable, REO distribution compared to the Bear Lodge deposits. The 2010 concentrate price is based on Metal-Pages’ data through August 31, 2010.

A recent price quote for REE concentrates on an FOB China basis, as reported on September 2, 2010 by Metal-Pages.com, was $33.25/kg and on February 3, 2011, is $38/kg. The elements needed for high-strength permanent REE magnets include neodymium, praseodymium, dysprosium and terbium; prices were quoted by Metal-Pages (September 2, 2010) at $56.75, $55.75, $288 and $595/kg, respectively for those elements, and (February 3, 2011) at $104.50, $103.50, $365 and $630/kg, respectively. Current REE producers seek to increase production of neodymium, praseodymium, dysprosium and terbium to meet the growing demand from magnet manufacturers. This underlines the need for new producers with mineral resources having an REE distribution that is more reflective of current market demand, such as that indicated for the bastnasite-group minerals at Bear Lodge.

The economic model suggested by IMCOA and tested by Boyd envisions a 5 percent market share capture (10,400 metric tonnes of up to a 200,000-tonne REO market) specifically for cerium, lanthanum, neodymium, praseodymium, plus significant quantities of other rare earths. This assumes that 2 other mines, one in the USA and one in Australia, plus possibly one or two others will go into production prior to Bear Lodge, and that IMCOA’s projections of market growth will allow additional producers of the light and heavy rare earths to successfully market their products by 2015.

For the purposes of the PEA, the Company has also shown a case that uses a 25 percent increase from the three-year trailing average prices used in the Base Case scenario.  The Company believes these may more realistically reflect long-term pricing for REO based on market outlook information available at this time.  As with the recent pricing for REO, there is no certainty these prices will be maintained for the duration of the operating life of the Bear Lodge REE Project.

Bear Lodge – Capital Costs

Capital cost estimates for the Bear Lodge REE Project are lower than many other REE projects for two principal reasons: 1) infrastructure in the project vicinity is already well established with an excellent road and highway system, nearby railroads, nearby power lines, an available water source, and skilled labor within several local communities; and 2) the metallurgical pre-concentration of rare-earth minerals is a very simple and low-cost process that upgrades the mineralized material for further hydrometallurgical concentration.

The capital cost estimate for the base-case production is projected at $87 million in construction capital and $88 million in sustaining capital. This scenario involves development of the Bull Hill deposit at a mining rate of 1000 tons per day (tpd) or 360,000 tons per year (tpy).  Operating costs for the project are estimated at $213 per ton of material milled, with the most significant single cost being reagent consumption in hydrometallurgical processing. The model assumes mining by open pit methods and processing of the mineralized material on site to produce mineral pre-concentrates by crushing, attritioning with water, and size separation methods. REE recoveries of 90 percent are assumed for the mineral pre-concentration based on preliminary bench-scale testwork; however these results have yet to be confirmed with pilot-scale tests. While this model further assumes construction of a hydrometallurgical plant near the mine site, the current plans are to move this plant off site to an industrial area where there is access to water and low-cost power for the processing of the REE mineral concentrates in order to produce a bulk mixed REE concentrate. Metallurgical recovery to a concentrate is estimated at 90 percent from the pre-concentrate, for overall recoveries of approximately 80 to 85 percent into the concentrate. All of these process stages are being tested currently for optimization and reduction of operating costs, and significant progress is being made with potential reduction of reagent costs.

Further testwork is ongoing to extract and separate individual REO products to 99+ percent purity levels. The Company’s ultimate goal is the production and sale of individual high-purity rare-earth oxides (REO), which would require additional capital costs.

Bear Lodge – REO Distribution

The REE mineral resources at Bear Lodge are of potentially significant interest to the market because of their relatively high proportions of contained neodymium, praseodymium, europium, dysprosium and terbium. Demand is increasing for these elements in the magnet production and other industries, but they typically occur in lower concentrations in the majority of known REE deposits.

Bear Lodge – PEA Summary

The results of the PEA demonstrate that the Bear Lodge REE Project can achieve acceptable after-tax returns on invested capital and therefore warrants further investment to advance the project to a prefeasibility level of analysis. Increased rates of return are potentially achievable through any combination of higher prices, increased product sales, higher mineral resource/reserve grades, lower operating costs, or higher metal recoveries.

Boyd recommended that the Bear Lodge REE Project proceed to a Preliminary Feasibility level analysis. The recommended work includes completion of bulk sampling, pilot plant testing, further drilling of the Bull Hill and Bull Hill NW deposits to upgrade more of the REE mineral resources to Measured or Indicated categories of confidence, REO extraction and separation testwork on both the Bull Hill and Bull Hill NW deposits, environmental studies, mine permitting, and continuing community engagement.

The estimated cost of this work program is $15 million with the work to be conducted in two phases. Phase 1 is currently underway and comprises preparation of an updated mineral resources estimate that includes 2010 drilling results (completed), continued metallurgical testing, and a pilot plant test. Phase 1 work is being conducted on samples and analyses from the 2010 drilling program. Phase 2 includes another drilling program (initiated in June 2011 and extending through November 2011) for further mineral resource expansion, mineral resource definition, and collection of metallurgical samples that will be used in a subsequent full feasibility study. The Phase 2 program will then proceed to more detailed metallurgical testwork and engineering studies, leading to final process design and commercial testing, market studies, environmental studies and mine permitting, community consultation, engineering design, and economic modeling. Phase 2 work commenced in the late spring of 2011.

Risks & Opportunities

The principal risks for the Bear Lodge REE Project are identified as follows:

1.

Permitting and regulatory timelines and outcomes;

2.

Changes in metallurgical recoveries as testwork continues;

3.

Future pricing of REO;

4.

Changes to capital and operating costs as studies continue.

The principal opportunities for the project are identified as follows:

1.

Drilling in 2010 intersected significant grades of REO outside the limits of the mineral resources used in the PEA, which could result in increased mineral resources and potentially extend the mine life and/or support a higher production level.

2.

Optimization work is advancing and has had some success in developing a more cost-effective and efficient metallurgical processing method than that included in the Scoping Study for the Bull Hill area mineralization.  These data were not available for the Scoping Study.

3.

Hydrometallurgical tests for extraction and separation of individual rare-earth oxides is progressing, and the ultimate goal is the production and sale of high-purity oxides of neodymium, praseodymium, dysprosium, terbium, europium, lanthanum, cerium, and other REO.

4.

Drilling has encountered large areas of low-grade (1.0-1.5 percent REO) oxide mineralization adjacent to the higher grade dikes. These areas are not included in the mineral resource estimates and will be the subject of some drilling and metallurgical testing to determine if the material can be upgraded with a simple, inexpensive process of screening or screening and washing.

Qualified Persons

Michael P. Richardson, P.E. is the independent qualified person from John T. Boyd Company responsible for the Preliminary Economic Assessment (Scoping Study) as well as mine planning, capital and operating cost estimation, and development of the economic models. He also reviewed and approved the section titled “Preliminary Economic Assessment”, as well as all sections of the PEA filed on www.sedar.com.  Alan C. Noble, P.E. of Ore Reserves Engineering, is the independent qualified person responsible for mineral resource estimation. Dr. James G. Clark, L.Geo., who has direct experience with the project dating back to 1986, is responsible for the geological, drilling, and sampling data on behalf of the Company.  These data and descriptions were reviewed and approved by Mr. Richardson. The full PEA is accessible on SEDAR and the Executive Summary is available on the Company’s website.

Recent Updates

On August 4, 2011, the Company announced the discovery of high grades of heavy rare-earth elements (“HREE”) in the Whitetail Ridge resource area, and in the East Taylor and Carbon target areas, and the discovery of high-grade REE mineralization at the East Taylor target at the Bear Lodge REE Project (Figure 1). All three of the mineralized zones are located in the western half of an expanding REE mineralized district (the Bear Lodge REE District). The western areas are characterized by high grades (>3 percent REO) and substantial quantities of the light rare earths (“LREE”), along with some of the highest grades of heavy rare earths in North American deposits. They are particularly enriched in europium, terbium, dysprosium, and gadolinium (Eu, Tb, Dy, and Gd).  The East Taylor and Carbon targets also contain significant yttrium.

The recognition of substantial grades of HREE, in addition to the known high grades of LREE in the western part of the Bear Lodge rare-earth district, is a major step forward in expanding the potential size of the district. The higher HREE values and projected increased demand for select light and heavy REE could have strongly positive economic benefits to the Bear Lodge REE Project. These deposits may represent a significant source of the most valuable REE, which include neodymium, praseodymium, europium, terbium, and dysprosium.  Rare Element is considering a variety of alliances in the advancement of its Bear Lodge REE Project.

Bear Lodge Rare-Earth District—Zonation of light and heavy REE

Discoveries of high-grade REE mineralization at Whitetail Ridge, East Taylor, and Carbon expand the area of known REE mineralization well outside of the Bull Hill deposits and identify a “district” underlain by significant and potentially economic REE mineralization. The data indicate that the Bear Lodge REE District covers a crudely elliptical area that extends approximately 5740 feet (1750m) northwest-southeast by 4260 feet (1300m) northeast-southwest (Figure 1). The Whitetail Ridge resource area and Carbon target are located northwest of the Bull Hill REE deposits, and the East Taylor target is located west of the Bull Hill deposits. Based on a re-evaluation of assay data for the Whitetail Ridge and Carbon areas during the Company’s most recent resource estimation (news release dated 10 June 2011), and newly received REE assay data from the East Taylor target area, assay grades for individual REE between deposits and target areas at the Bear Lodge project suggest a zonation of REE distribution in the district. The mineralization at Whitetail Ridge, East Taylor, and Carbon has a distribution characterized by elevated abundances of HREE relative to the mineralization at Bull Hill. The three western mineralized zones are characterized by high grades and substantial quantities of the LREE, as well as some of the highest grades of HREE in North American deposits. They are particularly enriched in europium, terbium, dysprosium, and gadolinium (Eu, Tb, Dy, and Gd), as shown in Table 5. The HREE enrichment was identified during the re-examination of reverse circulation drill chips in several of the Company’s gold exploration holes. The mineralized intervals in drill holes SUN-076, SUN-079, and SUN-090 were submitted for REE analyses earlier this year, and the assay results demonstrate the HREE enrichment. LREE generally include Ce, La, Nd, Pr, and Sm; HREE include Eu, Gd, Tb, Dy, Ho, Er, Tm, Yb, Lu, and Y.

These new discoveries indicate good potential for new deposits of high-grade REE in the western half of the Bear Lodge REE project, and those deposits appear particularly enriched in the HREE. A grade comparison of individual REE between the Bull Hill resource, the Whitetail Ridge resource, and drill holes at the East Taylor and Carbon target areas is given below in Table 5. The location and geologic setting of the deposits and targets are shown in Figure 1.

Figure 1

Location and Geological Map of the Bear Lodge Rare-Earth District, including Bull Hill, Whitetail Ridge, East Taylor, Carbon, and other targets. (The black MnOx dikes show the areas with greatest potential for additional high-grade REE mineralization.)

GEOLOGIC MAP
Greater Bull Hill Area
GEOL_MNZN_MNOX_VEINS
SUN_GEOL_SIM_DIATREME
SUN_GEOL_SIM_BRECCIA
SUN_GEOL_SIM_SYENITE
SUN_GEOL_SIM_PHONOLITE
SUN_GEOL_SIM_TRACHYTE
SUN_GEOL_SIM_DEADWOOD
Carbon REE
SUN-079
Whitetail Ridge
RES10-20/21
Bull Hill NW
Bull Hill
SUN-023
SUN-009
SUN-090
East Taylor
Bull Hill West
543000.000000
543500.000000
544000.000000
544500.000000
4927000.000000
4926500.000000
4926000.000000
N
0 125 250 500 750 1,000 Meters
0 415 830 1,660 2,490 3,320 Feet
UTM NAD 27 ZONE 13N

Table 5.  Comparison of REO grades at Bull Hill, Whitetail Ridge, East Taylor, and Carbon

AREA	Bull Hill	Whitetail Ridge	East Taylor	Carbon
Resource Category Rare Earth Oxide	Indicated	Inferred	Exploration/SUN090, 45-100’, 105-160’	Exploration/SUN079, 15-45’
La2O3	1.08	0.81	1.23	0.96
Ce2O3	1.64	1.19	1.98	1.89
Pr2O3	0.186	0.158	0.264	0.23
Nd2O3	0.65	0.64	0.894	0.91
Sm2O3	0.099	0.142	0.191	0.165
Eu2O3	0.021	0.042	0.056	0.040
Gd2O3	0.048	0.103	0.173	0.097
Tb2O3	0.0037	0.0115	0.026	0.013
Dy2O3	0.0104	0.0361	0.092	0.062
Y2O3	0.032	0.087	0.319	0.283
∑ Eu+Tb+Dy	0.0351	0.090	0.174	0.115
∑ Nd+Pr+Eu+Tb+Dy	0.871	0.888	1.332	1.255
Grade (%REO)	3.77	3.24	5.61	4.69
Metric Tonnes	4.45	1.5	------	------

Cautionary Note to U.S. Investors - In this Annual Report we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

Identification of High-grade HREEs at the Whitetail Ridge Deposit

The identification of significant HREE mineralization at the Whitetail Ridge resource area is the result of a detailed evaluation of assay data during the most recent resource estimation work (news release dated June 14, 2011). This recognition triggered a review of all the REE mineralized drill holes in the general western area. The Whitetail Ridge deposit is located approximately 1500 feet (450 m) northwest of the main Bull Hill REE deposit (Figure 1). The area was identified previously as an exceptional REE mineralization target (news release dated October 13, 2009), based on factors including: 1) the intersection of REE mineralization as FMR (FeOx-MnOx-REE; designated as MnOx veins in Figure 1) dikes and veins in five nearby historic drill holes; 2) detailed geological mapping of FMR vein material in historic exploration trenches (Figure 1); and 3) a broad positive ground geophysical anomaly of a type coincident with significant REE mineralization in other parts of the project area. The size of the geophysical anomaly (approximately 1400 by 2000 feet, 400 by 610 m, elongate northeasterly) provides an indication that this REE target may be larger than others in the district. Detailed mapping suggests that the REE mineralization consists of northwest-striking FMR dikes and an FMR stockwork zone that is elongate northeasterly, with dimensions of roughly 1250 feet (380 meters) by 950 feet (290 meters). The enveloping geophysical anomaly is larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Preliminary mineralogical studies by Dr. Anthony N. Mariano indicate that monazite (an REE-Th phosphate) may represent a significant proportion of the REE mineralogy, and that the HREE mineralization may reside in the monazite. Grades for europium, gadolinium, terbium, and dysprosium for the current Whitetail Ridge resource estimate, as reported in Table 5, are among the highest in North American REE deposits.

During the 2010 drilling program, two core holes were completed in the Whitetail Ridge area from a single drill site (Figure 1). Both holes encountered significant intercepts of REE mineralization that exhibit strong enrichment in both LREE and HREE (Tables 5 and 6; news release dated November 9, 2010). Only a small portion of the large Whitetail Ridge target area was tested with the holes, but the drilling gives a good indication of the total potential of the target area. These holes, plus historic drill-hole assay data from five widely spaced older holes in the general target area, surface mapping, and trench sampling assay data were all used directly or indirectly by ORE to estimate an inferred mineral resource for Whitetail Ridge of 1.7 million tons (1.5 million metric tonnes) averaging 3.24 percent TREO (news release dated June 14, 2011). Drilling is currently underway at the Whitetail Ridge deposit and surrounding target area. Approximately 12 to 15 additional holes are planned for the target area in 2011.

Table 6.  REO Grades and Distribution in the Oxidized Zone of the Whitetail Ridge Deposit

Element	Ce	La	Nd	Pr	Sm	Gd	Y	Eu	Dy	Tb	Er	Yb	Lu	Ho	Tm
Assay REO %	1.19	0.81	0.64	0.158	0.142	0.103	0.087	0.042	0.0361	0.0115	0.0057	0.0033	0.00040	0.00374	0.00052
Distribution Oxide %	36.73	25.00	19.75	4.88	4.38	3.18	2.68	1.30	1.11	0.35	0.176	0.102	0.012	0.115	0.016

New High-grade REE Discovery at East Taylor and HREE-enrichment

The East Taylor target is located approximately 2500 feet (760 m) west of the main Bull Hill REE deposit and 2500 feet southwest of the Whitetail Ridge deposit (Figure 1). The Taylor target area was principally known as a gold target until the 2010 drilling program intersected a thick FMR zone in reverse circulation (RC) drill-hole SUN-090. Drill-hole SUN-090 and an earlier RC hole drilled by Newmont (SUN-009) were collared adjacent to an outcrop of FMR veins identified by the U.S. Geological Survey (Staatz, 1983) (Figure 1). The zone appears to have an easterly strike, as opposed to the dominant northwesterly and northerly mineralized structures in the Bull Hill/Whitetail Ridge deposits. Preliminary geological mapping and projection of FMR intercepts in drill holes suggest that the REE mineralization consists of dikes and adjacent stockwork with dimensions of roughly 700 feet (210 meters) east-west by 250 feet (75 meters) north-south, and the mineralization is open to the east.

The REE mineralization was recognized in drill chips from SUN-090 by Rare Element geologist, Allen Andersen. The mineralized intercepts were sent subsequently for quantitative REE assays, reported here in Tables 5 and 7. Newmont hole SUN-009 also intersected strong REE mineralization in a correlative intercept (Table 7), The high-grade REE zone in drill-hole SUN-090 is contained within a well-mineralized gold zone that averages 0.038 ounces per ton (1.3 grams per tonne) from 0 to 205 feet (0-62.5 m). Correlative FMR mineralization was recognized also in Newmont drill hole SUN-023, which was not assayed for REE. Follow-up core drilling at the East Taylor target was undertaken with seven drill holes. Assays are pending.

Table 7.  REE- mineralized intercepts at the East Taylor Target area

Drill Hole	Interval (feet)	Mineralized Intercept (feet)	TREO (%)
SUN-090	45 – 100	55	3.38
	105 - 160	55	7.84
SUN-009*	80-165	85	>1.4*
	540-575	35	>1.4*

* Note:

REE assays for Newmont drill-hole SUN-009 were done using partial digestion analytical methods. In many cases values exceeded the upper limit of the method for individual REE (i.e. upper assay limit for Ce was 5000 ppm.

It should be noted that the Company’s proprietary internal standards submitted with the samples from drill hole SUN-090 were certified at that time for only Y, La, Ce, Pr, Nd, Sm, Th, and U, and not for the other REE. The samples are now being re-submitted with the newly developed standards that are certified for Y, La, Ce, Pr, Nd, Sm, Eu, Gd, Tb, Dy, Ho, Th, and U. Rare Element’s rigorous QA/QC program exceeds industry standards, as REE assays are routinely reported and assessed using only analytical laboratory standards for evaluation of data quality.

Discovery of High-grade HREEs at the Carbon REE Target

The Carbon REE mineralization was identified by Rare Element in drill-hole SUN-079, a reverse circulation drill hole that was part of the Company’s 2010 gold exploration program. The Carbon REE target is located about 1200 feet (370 m) northwest of the Whitetail Ridge deposit along an apparent northwest-trending zone of mineralization (Figure 1). Two reverse-circulation drill holes (SUN-076 and SUN-079) completed during the 2010 Sundance gold exploration program cut significant REE mineralization in FMR vein material. REE-bearing intercepts from the Carbon target area are summarized in Table 8 and were reported earlier this year in a news release dated April 6, 2011.  If this mineralization is a continuation of the Whitetail Ridge dike system and the Bull Hill system, the total mineralization trend may reach more than 5000 feet (1500m) in length.

Table 8.  REE-mineralized intercepts at the Carbon target area

Drill Hole SUN-076 (N45W, -45º; total depth 615 feet)

Interval (feet)	Mineralized Intercept (feet)	Mineralized lithology	TREO (%)
100-110	10	FMR drill chips	1.66

Drill Hole SUN-079 (S80W, -45º; total depth 775 feet)

Interval (feet)	Mineralized Intercept (feet)	Mineralized lithology	TREO (%)
0-5	5	FMR drill chips	1.69
15-45	30	FMR drill chips	4.69
700-760	60	carbonatite drill chips	3.58

Assays, Quality Control, and Standard Certification

ALS Chemex conducted the assaying for the REEs reported here in their Vancouver, British Columbia assay facility. ALS Chemex Vancouver is accredited to ISO 9001 and operates according to ALS Group standards consistent with ISO 17025 methods at other laboratories. The samples were prepared and subjected to lithium metaborate fusion, followed by ICP analysis and a mass spectroscopy finish.

Analytical quality is monitored through the use of randomly inserted quality control samples, including standards, blanks, and duplicates, which are blinded to the analytical laboratory. No duplicates were submitted for the SUN-090 samples, owing to insufficient sample. Results of the analyses at ALS Chemex are evaluated continuously by Dr Jeffrey Jaacks, the Company's QA/QC consultant, who is a Qualified Person according to National Instrument 43-101. The results from the current data set indicate acceptable accuracy and precision. Blank analyses also indicate no issues with carry-over contamination.

Rare Element Resources developed a set of proprietary internal REE analytical standards using Bear Lodge deposit mineralized material during late 2009 and early 2010 under the supervision of Dr. Jaacks. The original round robin assay series at four laboratories indicated that these materials could be used as standards for Y, La, Ce, Pr, Nd, Sm, Th, and U analyses. However, the results also indicated that the concentration of the remaining elements in the REE series were at the lower end of the working range of the analytical method, and standard values gave unacceptable accuracy and precision for Eu, Gd, Tb, Dy, Ho, Er, Tm, Yb, and Lu analyses. The Company conducted a new round robin standard certification program during the first half of the current year. The results from most recent round robin assay series qualify the reference materials for a greater number of rare-earth elements.  Improvements in analytical methods, and a larger base of certification analyses generated by utilizing eight analytical laboratories, indicates that the standards can be used as reference materials for Au, Y, La, Ce, Pr, Nd, Sm, Eu, Gd, Tb, Dy, Ho, Th, and U analyses.

2011 REE Drill Program

The 2011 REE drilling program commenced in mid June 2011 at the Company’s Bear Lodge REE Project in Wyoming.  Four core drilling rigs are currently on the project site and will be used to test REE mineralization at the Bull Hill and Whitetail Ridge resource areas, and at the Bull Hill West, East Taylor, and Carbon REE target areas. The program to test the REE mineralization will consist of approximately 60 angle drill holes to general depths of 400 to 1,200 feet.  The REE drilling program will be augmented by geological mapping, geophysical surveys, soil and rock chip geochemical surveys, and additional bulk sampling of near-surface mineralized material.

Personnel

The Company hired a government and community affairs specialist, Mr. George G. Byers as VP Government and Community Affairs, to advance project development activities on the Bear Lodge REE Project. With the guidance of Mr. Byers, the Company has initiated a program to educate federal, state, and local government officials and community leaders about the quality and quantity of the Bear Lodge REE mineral resources, and about its exceptional exploration and development potential.

The Company hired Jaye T. Pickarts, P.E. as Chief Operating Officer (COO) of the Company. Mr. Pickarts’ primary focus will be to lead the technical team in advancing the Company’s Bear Lodge REE project through the development phase and into production. Mr. Pickarts’ primary responsibilities are to coordinate all of the following activities: mine planning, mineral processing and hydrometallurgical studies, environmental baseline assessment and permitting studies, other engineering studies, and completion of the Pre-Feasibility Study. Successful completion of these studies with positive results will allow the project to advance to Feasibility Study stage and further the project’s development.

Dr. James G. Clark, L.Geo, the Company’s Vice President of Exploration, assisted by John Ray, Exploration Manager and Dr. Ellen Leavitt, Chief Geologist/REE, lead the Bear Lodge REE Project exploration program. Dr. Clark and Dr. Leavitt are both qualified persons for the purposes of NI 43-101.

During the year ended June 30, 2011, the Company incurred $6.9 million in exploration expenses on the Bear Lodge REE Project. As of at June 30, 2011, the Company had incurred a total of $11.3 million on exploration work at the Bear Lodge REE Project.

	Period from June 3, 1999 (inception) to June 30, 2011	Year ended June 30, 2011	Year ended June 30, 2010
Bear Lodge REE property
Assays	$ 917,154	$ 636,169	$ 251,038
Drilling	4,804,096	2,878,469	1,190,955
Engineering consulting	852,562	721,355	131,207
Environmental costs	385,911	373,408	12,503
Geochemistry	149,515	75,443	74,072
Geological consulting	2,002,917	993,406	570,752
Land & claims	155,671	138,560	17,111
Metallurgical testing	965,717	504,309	306,378
Overhead expenses	198,603	150,548	34,531
Resource estimation	111,485	64,007	47,478
Travel expenses	149,760	107,228	18,114
Wages	176,777	77,043	-
Others	391,185	207,394	70,379
Bear Lodge REE property	$ 11,261,353	$ 6,927,339	$ 2,724,518

In addition, during the year ended June 30, 2011, the Company incurred $0.4 million in costs associated with the pre-feasibility study of the Bear Lodge REE Project.

Sundance Gold Project

The Sundance Gold Project is the second project located on the Company’s Bear Lodge Property.  For a description of the property’s location, ownership, accessibility, infrastructure and climate, see the section heading “Item 2. Properties – Bear Lodge Property (Wyoming, USA)” above.

Mineral Resources

The Company reported an NI 43-101-compliant inferred mineral resource estimate for the Sundance Gold Project on March 15, 2011.  The gold mineral resource estimate was prepared by ORE of Lakewood, Colorado.

Drill-hole Database Compilation and Mineral Resource Estimation

Following compilation of the Sundance drill-hole database, ORE analyzed the data to determine the size, shape, and internal continuity of the three principal gold deposits in order to calculate inferred mineral resources. Alan C. Noble, P.E., is the Principal Engineer of ORE and is an independent Qualified Person for the purpose of Canadian NI 43-101, Standards of Disclosure for Mineral Projects.  These wireframe models will also be utilized to design the optimal placement of new drill holes to be completed in 2011.

The East and West Breccias of the Smith deposit were discovered by FMC (1982-1986), and subsequently explored by International Curator and Coca Mines (“Coca”). In 1991, Coca estimated a historical mineral resource of 8.2 million tons (7.4 million metric tonnes) at a grade of 0.02 ounces of gold per ton (0.68 g/t; not NI 43-101compliant) for the two deposits. The Company is not treating the historical estimate as NI 43-101 defined mineral resources verified by a qualified person, and the historical estimate should not be relied upon. The new ORE mineral resource estimate updates this historical mineral resource to the current standards and incorporates the drilling done during the past several years by Rare Element Resources and Newmont Mining Company. The new Smith mineral resource includes 25.2 million tonnes grading 0.50 grams of gold/tonne at a cutoff of 0.15 g/t (Table 9).  Mineral resource estimates for the Taylor and Carbon areas are also shown in Table 9.

Table 9.  Inferred gold mineral resources estimated by O.R.E. for the Sundance project

Deposit	Price ($)	Cutoff (g Au/t)	Tonnes (1000's)	Gold Grade (g Au/t)	Contained Ounces Gold (1000's)	Waste Tonnes (1000's)	Stripping Ratio
Carbon	800	0.2	4,600	0.44	65	1,600	0.35
Carbon	1000	0.15	7,500	0.38	92	2,600	0.35
Carbon	1200	0.15	11,600	0.34	127	5,200	0.45
Carbon	1400	0.15	13,100	0.33	138	6,600	0.50
Smith	800	0.2	10,900	0.54	189	10,000	0.92
Smith	1000	0.15	16,300	0.50	262	18,400	1.13
Smith	1200	0.15	25,200	0.50	408	49,200	1.95
Smith	1400	0.15	27,200	0.51	443	59,500	2.19
Taylor	800	0.2	20,800	0.46	310	5,100	0.25
Taylor	1000	0.15	26,600	0.42	360	5,600	0.21
Taylor	1200	0.15	32,400	0.40	412	9,800	0.30
Taylor	1400	0.15	34,900	0.39	434	13,300	0.38
Total	800	0.2	36,300	0.48	564	16,800	0.46
Total	1000	0.15	50,400	0.44	714	26,600	0.53
Total	1200	0.15	69,300	0.42	947	64,200	0.93
Total	1400	0.15	75,100	0.42	1,016	79,400	1.06
Notes

•

The base case is chosen at an assumed gold price of $1200 per ounce.

•

Mineral resources are estimated using inverse-distance-power (IDP) estimation within 3-dimensional wireframe models based on the geologic interpretation and continuous mineralization above an approximate 0.05 ppm Au cutoff grade.  Drill holes were composited to 5-meter intervals for mineral resource estimation and were capped, after compositing, at 3 ppm Au for all deposits except for Smith, which was capped at 5 ppm Au.

• All mineral resources are classified as inferred mineral resource as defined by CIM and referenced in NI 43-101.

•

Floating cone studies at a range of gold prices are used to demonstrate the potential for economic extraction of the mineral resource.  The floating cone studies are not considered to be an economic study and should not be relied upon as an economic study.

•

Floating cone parameters include: Pit slope of 42 degrees, Mining Cost of $2/tonne ore and $1.75/tonne waste, processing and pad costs of $2.50/tonne ore, G&A costs of $0.50/tonne ore, and gold recovery of 65 percent.  These parameters are believed to be reasonable, order-of-magnitude estimates for a low-cost, run-of-mine, heap leaching operation.

•

Cautionary Note to U.S. Investors - In this Annual Report we use the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource", which are geological and mining terms as defined in accordance with NI 43-101 under the guidelines adopted by CIM, as CIM Standards in Mineral Resources and Reserve Definition and Guidelines adopted by the CIM. US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

Mineral Resources are not Reserves

Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Mineral resource estimates do not account for mineability, selectivity, mining loss and dilution.  These mineral resource estimates are in the inferred mineral resource category. Inferred mineral resources are normally considered too speculative geologically for the application of economic considerations that would enable them to be categorized as mineral reserves, however they are allowed to be included in a preliminary economic assessment. There is also no certainty that these inferred mineral resources will be converted to measured and indicated mineral resource categories through further drilling, or into mineral reserves once economic considerations are applied.  Cautionary Note to U.S. Investors - US investors in particular are advised to read carefully the definitions of these terms as well as the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

Drill-hole Results from the 2010 Program

The Company announced assay results from the 2010 rotary (reverse circulation) drill program in three previous press releases (dated September 21 and November 15, 2010 and January 3, 2011).  Thirty-four rotary drill holes containing 21,605 feet (6,585 m) were drilled during 2010 on near-surface targets within oxide zone mineralization at the Smith, Carbon, and Taylor target areas (Figure 2). Gold exploration activity during 2010 focused on: 1) detailed definition of known gold-mineralized targets with in-fill drilling, 2) step-off drilling from known mineralization, and 3) discovery of gold mineralization in new peripheral gold targets.

Figure 2.

Plan map showing the location of the Smith, Carbon, and Taylor gold target areas within part of Rare Element Resources’ Sundance Property. The gold targets surround the Bull Hill REE deposit.  The drill hole collars from the 2010 program are shown in yellow. Drill-indicated gold-mineralized areas that contain greater than 300 ppb (>0.3 g/t) gold for each target area are shown as ruled polygons.

Smith Gold Target

Highlights of the drilling program at Smith include the following gold assay results:

•

SUN 60

85.4 m @ 0.89 g/t, including 44.2 m @ 1.3 g /t

•

SUN 62

143.3 m @ 0.74 g/t, including 15.2 m @ 1.6 g/t and 15.2 m  @ 1.4 g/t

•

SUN 64

77.7 m @ 0.66 g/t, including 7.6 m @ 1.7 g/t

Carbon Gold Target

Highlights of the drilling program at Carbon include the following gold assay results:

•

SUN-071 of 0.52 g/t Au over 68.3m (includes 0.96 g/t over 12.2m)

•

SUN-072 of 0.59 g/t Au over 79.3m

•

SUN-077 of 0.41 g/t Au over 51.8m

Taylor Gold Target

Highlights of the drilling program at Taylor include the following gold assay results:

•

SUN-085 - 0.56 g/t over 71.6m

•

SUN-089 - 0.67 g/t over 137.2m (includes 3.05 g/t over 12.2m)

•

SUN-090 - 0.67 g/t Au over 192.1m (includes 1.34 g/t Au over 62.5m from the surface)

•

SUN-091 - 0.45 g/t over 56.4m

•

SUN-092 - 0.42 g/t over 64.0m

Quality Assurance

The mineral resource estimate was completed by Mr. Alan C. Noble, P.E., principal engineer of ORE, and is based on geological interpretations supplied by the Company to ORE and subsequently modified by ORE. Mr. Noble is an independent qualified person for the purposes of National Instrument 43-101 standards of disclosure for mineral projects of the Canadian Securities Administrators and has verified the data disclosed in this release.

The Rare Element Resources’ field programs were carried out under the supervision of Dr. James G. Clark, LGeo, the Company’s Vice President of Exploration and a qualified person for the purposes of National Instrument 43-101 standards of disclosure for mineral projects of the Canadian Securities Administrators. Dr. Clark has direct experience with the project dating back to 1986.

A detailed QA/QC program was implemented by the Company for the 2010 drill program. The 2009 QA/QC program was organized by Dr. Jeffrey Jaacks. Newmont Mining was responsible for QA/QC during their work from 2004 through 2009. Dr. Jaacks and Dr. Clark have verified the 2010 sampling procedures and QA/QC data delivered to ORE. They share the opinion that the data are of good quality and suitable for use in the mineral resource estimate.

Recent Updates

As of at June 30, 2011, the Company had incurred a total of $27,000 for the acquisition costs on the Sundance Gold Project.

Sundance Gold Project
Mineral property costs, June 30, 2009	$ -
Acquisition costs	27,000
Mineral property costs, June 30, 2011 and 2010	$ 27,000

During the year ended June 30, 2011, the Company incurred $1.2 million in exploration expenses on the Sundance Gold Project. As of at June 30, 2011, the Company had incurred a total of $1.2 million in exploration work at Sundance Gold Project, in addition to Newmont’s expenditures of $2.9 million over four years.

	Period from June 3, 1999 (inception) to June 30, 2011	Year ended June 30, 2011	Year ended June 30, 2010
Sundance Gold property
Assays	$ 132,346	$ 132,346	$ -
Drilling	467,520	463,372	4,148
Geological consulting	394,812	341,559	53,253
Others	247,713	235,401	12,312
Sundance Gold property	$ 1,242,391	$ 1,172,678	$ 69,713

Upcoming / Outlook

The Company’s plans for 2011 include completion of metallurgical tests of the Smith deposit mineralized rock, continuation of geochemical and structural reviews, conducting a limited geophysical survey, and rotary and core drilling to define the lateral limits of known gold mineral resources at Smith, Taylor, and Carbon, which are open in several directions, as well as deeper and to identify and define outlying targets.

The new mineral resources estimate will be used to guide a subsequent planned drilling program. The Company’s 2011 exploration program will focus on expanding zones of greater than 1 g Au/t mineralization to enhance future economic evaluations. This mineral resource is provided for information and the Company believes that subsequent work on the gold targets may provide an asset that has the potential to substantially increase in size and value to the Company in the future.

Eden Lake Property (Manitoba, Canada)

The Company does not currently consider this property to be a material property of the Company.  This property is an exploration stage property and is without known reserves, as defined in SEC Industry Guide 7.

Location and Ownership

On October 30, 2009, the Company acquired 100 percent of the Eden Lake REE project located in the province of Manitoba, Canada for a payment of 300,000 common shares.

The underlying owner, Strider Resources Limited, retains a 3 percent NSR royalty with the Company having the right to buy 50 percent of the NSR at anytime for CDN$1.5 million.

Finders’ fees of 20,000 common shares were issued to two unrelated parties for this acquisition. The common shares issued on the acquisition are subject to trading restrictions over an 18-month period.

On February 23, 2010, the Company granted Medallion Resources Ltd. (“Medallion”) an option to acquire a 65 percent interest in a joint venture to explore and develop the property. The terms of the agreement require Medallion to pay a total of CDN$1.5 million in cash (CDN$50,000 received), issue an aggregate of 1.8 million shares (200,000 shares were received) and complete CDN$2,250,000 in the property exploration work commitment expenditures over a five-year period. On October 7, 2010, the Company and Medallion agreed to postpone CDN$50,000 cash payment to no later than July 14, 2011.  In addition, six new concessions staked by Medallion were also added to the Eden Lake property. Subsequent to June 30, 2011, Medallion dropped the option agreement and returned the property to the Company.

Recent Updates

In December 2009, Medallion completed a helicopter-borne high-intensity electromagnetic geophysical survey flown over the Eden Lake REE property, and in February 2010 Medallion received the basic data and initial interpretation.

Eden Lake Project
Mineral property costs, June 30, 2009	$ -
Acquisition costs	1,007,251
Option proceeds	(48,070)
Mineral property costs, June 30, 2010	959,181
Option proceeds	(44,123)
Mineral property costs, June 30, 2011	$ 915,058

Nuiklavik Property (Labrador, Canada)

The Company does not currently consider this property to be a material property of the Company.  This property is an exploration stage property and is without known reserves, as defined in SEC Industry Guide 7.

Location and Ownership

On January 6, 2010, the Company acquired from Altius Minerals Corp. (“Altius”) a 100 percent interest in 584 mineral claims with REE potential located in central Labrador, Canada for a payment of 200,000 shares (issued on January 12, 2010).

Altius will retain a total gross overriding royalty of 2 percent on the property, of which the Company may purchase 50 percent at any time for CDN$2.5 million. The Company plans to find a partner to explore the Nuiklavik property.

Recent Updates

The Company deposited $0.2 million with Newfoundland Exchequer as a security deposit on the fourth year exploration expenditures requirements for the same amount to be completed in 2011.

Nuiklavik Project
Mineral property costs, June 30, 2009	$ -
Acquisition costs	725,187
Mineral property costs, June 30, 2010	725,187
Acquisition costs	1,815
Mineral property costs, June 30, 2011	$ 727,002

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4.  [REMOVED AND RESERVED].

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on the TSX Venture Exchange (“TSX-V”) (formerly the Canadian Venture Exchange) in Toronto, Ontario, Canada, on November 15, 1999 under the former name Spartacus Capital Ltd. under the symbol “SCI”. The Company graduated to the Toronto Stock Exchange (“TSX”) on May 27, 2011 and the current stock symbol on the TSX is “RES”.   Our common shares also trade, since August 18, 2010, on the NYSE Amex LLC under the symbol “REE”.  Our common shares began trading on the Frankfurt Stock Exchange on March 14, 2006 under the symbol “R8V.F”.   The Company’s common shares began trading on the XETRA Exchange on April 19, 2006 under the symbol “R8V.DE”.  The Company’s common shares began trading on the Berlin Stock Exchange on March 25, 2008 under the symbol “R8V.BE”.

The following table shows the high and low sales price for our common shares on the TSX and TSX-V for the fiscal quarters indicated:

Period	High Cdn$	Low Cdn$
2012
First Quarter (through September 26, 2011)	$8.88	$5.41

2011
First Quarter	9.90	1.96
Second Quarter	17.24	7.08
Third Quarter	17.85	9.47
Fourth Quarter*	15.92	8.81

2010
First Quarter	4.41	1.51
Second Quarter	4.69	2.84
Third Quarter	4.43	3.01
Fourth Quarter	3.80	1.94
* Our common shares listed for trading on the TSX on May 27, 2011.

The following table shows the high and low sales price for our common shares on the NYSE Amex for the fiscal quarters indicated:

Period	High US$	Low US$
2012
First Quarter (through September 26, 2011)	$9.13	$5.21

2011
First Quarter	9.58	1.15
Second Quarter	17.62	7.02
Third Quarter	17.92	9.55
Fourth Quarter	16.55	9.00

2010
First Quarter*	4.17	1.32
Second Quarter	4.34	2.49
Third Quarter	4.18	2.80
Fourth Quarter	3.79	1.83

* Our common shares listed for trading on the NYSE Amex on August 18, 2010.  Prior to August 18, 2010, prices represent bid and ask prices on the Over-the-Counter Bulletin Board and prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of September 26, 2011, the closing price per share for our common shares as reported by the NYSE Amex was US$5.98 and as reported by the TSX was CDN$6.16.

As of September 26, 2011, we had 44,096,674 common shares issued and outstanding, held by approximately 2,260 shareholders.  Many shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Dividend Policy

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

Repurchase of Securities

During the fiscal year ended June 30, 2011, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Sales of Unregistered Securities

During the fiscal year ended June 30, 2011, the Company sold the following securities on an unregistered basis:

On December 22, 2010, the Company issued for sale 6,394,000 common shares at a price of CDN$9.00 per common share. The 6,394,000 Shares issued include 834,000 Shares issued and sold pursuant to the over-allotment option granted to the agents by the Company, which was exercised in full by the agents.   A portion of the common shares were offered in the United States to accredited investors.  After commissions and offering expenses, the net proceeds were approximately CDN$53.8 million.  The common shares were not registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) or the securities laws of any state of the United States, and were offered or sold, directly or indirectly, in the United States pursuant to the exemption from such registration requirements provided under Rule 506 of Regulation D and outside the United States pursuant to the exclusion from such registration requirements provided by Rule 903 of Regulation S.

The Company also issued 3,601,964 common shares on exercise of outstanding warrants for gross proceeds of $11,788,544, 1,537,500 common shares on exercise of outstanding options for gross proceeds of $1,341,115, and 400,473 common shares on exercise of outstanding agent’s options for gross proceeds of $2,410,034.  The common shares were not registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) or the securities laws of any state of the United States, and were offered or sold, directly or indirectly, in the United States pursuant to the exemption from such registration requirements provided under Rule 506 of Regulation D and outside the United States pursuant to the exclusion from such registration requirements provided by Rule 903 of Regulation S.

Equity Compensation Plan Information

As of June 30, 2011, we had one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our Stock Option Plan (the “Plan”), adopted by the Board of Directors of the Company December 11, 2002, and as amended November 23, 2006, December 3, 2007, December 5, 2008, and December 7, 2009.  The Plan has been approved by the shareholders of the Company.

The following summary information is presented for the Stock Option Plan as of June 30, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Plan Category	(a)	(b)	I
Equity Compensation Plans Approved By Security Holders	3,136,500	CDN$6.31	2,642,847
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

Stock Option Plan Information

The purpose of the Plan is to allow the Company to grant options to directors, officers, employees and consultants, as an incentive to dedicate their efforts to advance the success of the Company. The granting of options is intended to align the interests of such persons with that of the shareholders.

Options will be exercisable over periods up to five years as determined by the Board of Directors of the Company and are required to have an exercise price no less than the closing market price of the Company’s shares prevailing on the day that the option is granted, less a discount of up to 25%, the amount of discount varying with market price in accordance with the policies of the Exchange. Pursuant to the Plan, the Board of Directors may, from time to time, authorize the issue of options to directors, officers, employees and consultants of the Company and its subsidiaries or employees of companies providing management or consulting services to the Company or its subsidiaries. The maximum number of common shares that may be reserved for issuance is equal to that number of shares which is 20% of the issued and outstanding common shares of the Company. The number of shares that may be reserved for issuance to any one individual may not exceed 5% of the issued shares in any 12-month period or 2% if the optionee is engaged in investor relations’ activities or is a consultant. The Plan contains a minimum vesting schedule allowing options to become exercisable in equal installments over an 18-month period; however, the Board of Directors may impose stricter vesting requirements to a particular stock option in its discretion.

Upon expiry of an option, or in the event an option is otherwise terminated for any reason, the number of common shares in respect of the expired or terminated option shall again be available for the purposes of the Plan. All options granted under the Plan may not have an expiry date exceeding five years from the date on which the board of directors grant and announce the granting of the option.

If the option holder ceases to be a Director of the Company or ceases to be employed by the Company (other then by reason of death), or ceases to be a consultant of the Company as the case may be, then the option granted shall expire on no later than the 90th day following the date that the option holder ceases to be a Director, ceases to be employed by the Company or ceases to be a consultant of the Company, subject to the terms and conditions set out in the Plan.

Options are non-assignable and non-transferable.

The Plan contains provisions for adjustment in the number of common shares or other property issuable on exercise of incentive stock options in the event of a share consolidation, split, reclassification or other relevant change in the common shares, or an amalgamation, merger or other relevant change in the Company’s corporate structure, or any other relevant change in the Company’s corporate structure, or any other relevant change in the Company’s capitalization.

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the Dow Jones U.S. Mining Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on June 30, 2006, in (i) the Company’s Common Shares at the closing price of the Common Shares on such date of $0.53, as quoted on the TSX, (ii) the S&P/TSX Composite Index, and (iii) the Dow Jones U.S. Mining Index.  Canadian dollar closing price quotes on the TSX are converted to US dollars using the noon exchange rate as quoted by the Bank Of Canada for the date of the closing price quote.

Data Table

	6/30/06	6/29/07	6/30/08	6/30/09	6/30/10	6/30/11
Rare Element Resources Ltd.	$100	$203.77	$143.40	$288.68	$356.61	$2,088.69
S&P/TSX Composite Index	$100	$112.46	$122.15	$76.75	$91.58	$118.62
Dow Jones U.S. Mining Index	$100	$75.23	$97.01	$73.70	$108.10	$103.17

Exchange Controls

Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors.  There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to non-resident holders of Rare Element’s securities, except as discussed in “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

Restrictions on Share Ownership by Non-Canadians: There are no limitations under the laws of Canada or in the organizing documents of Rare Element on the right of foreigners to hold or vote securities of Rare Element, except that the Investment Canada Act may require review and approval by the Minister of Industry (Canada) of certain acquisitions of “control” of Rare Element by a “non-Canadian”.  The threshold for acquisitions of control is generally defined as being one-third or more of the voting shares of Rare Element.  “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of common shares of the Company (“Common Shares”).

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is a resident of the United States and is not a resident of Canada, (ii) is entitled to the benefit of the Convention, (iii) holds all Common Shares solely as capital property, (iv) deals at arm’s length with and is not affiliated with Rare Element, and (v) does not use or hold and is not deemed to use or hold, any Common Shares in a business carried on in Canada, and none of whose Common Shares constitute “taxable Canadian property” as defined in the Canadian Tax Act (each such individual, a “U.S. Resident”).

Generally, a person will be considered to hold a Common Share as capital property provided that the person acquired the share as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of the share in a transaction considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Share as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident who is an insurer that carries on business in Canada and elsewhere.

Generally, a person’s Common Shares will not constitute “taxable Canadian property” at a particular time provided that (i) the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX) at that time, and (ii) neither the person nor one or more other persons with whom the first person does not deal at arm’s length, alone or in any combination, held, directly or indirectly, 25% or more of the issued shares of any class in the capital stock of Rare Element at any time in the 60 months preceding the particular time.

Certain entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) do not qualify as residents of the United States for the purposes of the Convention. A member or holder of an interest in such an entity that holds Common Shares should consult the member or holder’s own tax advisors.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the “Tax Proposals”), and the current published administrative and assessing policies of the Canada Revenue Agency (the “CRA”). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative policy, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not and is not to be construed as legal or tax advice to any particular holder or prospective holder of Common Shares. Each holder or prospective holder of Common Shares is urged to consult his, her or its own tax advisors for advice with respect to the holder or prospective holder’s particular circumstances. The discussion below is qualified accordingly.

Disposition of Common Shares

A U.S. Resident who disposes of a Common Share will not thereby incur any liability for Canadian federal income tax.

Taxation of Dividends on Common Shares

A U.S. Resident who is or is deemed to be paid or credited a dividend on the U.S. Resident’s Common Shares will be subject to Canadian withholding tax equal to 15% or, if the U.S. Resident is a company that holds 10% or more of the voting stock of Rare Element, 5%, of the gross amount of the dividend. A U.S. Resident that is i) a qualifying religious, scientific, literary, educational or charitable organization and is exempt from tax in the U.S., or ii) a qualifying trust, company, organization or arrangement operated exclusively to administer or provide pension, retirement or employee benefits and is exempt from tax in the U.S. may be exempt under the Convention from Canadian withholding tax provided specific administrative procedures are complied with.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data about Rare Element for the last five years is set forth in the table below.  You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in “Item 8.  Financial Statements and Supplementary Data”.

Dollars and shares in thousands, except
per share amounts	2011	2010	2009	2008	2007

Operating expenses
Depreciation	$37,629	6,900	2,395	2,117	191
Foreign exchange	$(3,076,508)	56,495	292,358	(88,985)	43,589
General and administrative	$9,470,900	1,670,403	976,926	970,520	742,799
Mineral property expenditures	$8,512,347	2,794,231	590,147	256,618	160,132
Total operating expenses	$14,944,368	4,528,029	1,861,826	1,140,270	946,711
Write-off of mineral properties and others	$-	-	(15,083)	-	-
Interest income	$631,557	40,163	32,575	29,786	35,083
Mark to market gain (loss) on share purchase warrants	$(2,345,151)	1,695,897	-	-	-
Net loss for the year	$16,657,962	2,791,969	1,844,334	1,110,484	911,628

Common stock data
Weighted average shares outstanding	38,585,541	29,429,998	24,072,331	22,972,529	20,412,956
Net loss per share – basic and diluted	$0.43	0.09	0.08	0.05	0.05

Total shares outstanding at June 30
Balance sheet data at June 30
Total assets	$75,483,711	13,410,907	2,424,723	2,374,876	1,205,172
Property, plant and equipment – net	$145,160	40,057	1,872	4,267	673
Mineral properties	$1,669,060	1,711,368	-	-	-
Working capital	$71,952,619	11,126,921	2,345,857	2,281,675	1,154,703
Derivative liability	$195,953	1,981,931	-	-	-
Total debt	$1,389,598	2,403,959	66,461	63,851	24,713
Common shareholders’ equity	$74,094,113	11,006,948	2,358,262	2,311,025	1,180,459
Cash flow data
Net cash used for operating activities	$6,681,244	3,611,202	1,400,993	624,868	736,549
Net cash used for (provided by) investing activities	$663,590	124,015	-	5,711	482
Net cash provided by financing activities	$68,196,328	12,861,548	1,463,221	1,817,159	1,394,101

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this Annual Report.

Introduction

This is Management’s Discussion and Analysis (“MD&A”) for Rare Element Resources Ltd. and has been prepared based on information known to management as of September 26, 2011.  This MD&A is intended to help the reader understand the consolidated audited financial statements of Rare Element

Rare Element is focused on exploring and developing economic mineral projects which contain or have the potential to contain rare-earth elements with or without gold. The Company plans to explore advanced-staged exploration projects itself, and to acquire and option out earlier stage exploration projects, while keeping a retained interest.

The main focus of the Company is advancing the Bear Lodge REE Project located in Wyoming, USA.

In July, 2011, the Company became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to the US regulations with Canadian secondary filings. While this will have no impact on the value of the Company, shareholders will have to adapt to filings in the US regulation formats, including that the Company will adopt US generally accepted accounting principles (“US GAAP”), as required under SEC rules. (See “Future Accounting Pronouncements” of this MD&A.)  This MD&A should be read in conjunction with the consolidated financial statements for the year ended June 30, 2011 and supporting notes.

US GAAP is similar to Canadian GAAP that Rare Element reported under up to June 30, 2011, with one material change being the accounting for mineral property expenditures. These expenditures will still be shown on a statement of such expenditures, but will be expensed in the income statement instead of being capitalized.

Currently, the United States Financial Accounting Standards Board expects to adopt IFRS in 2016 but that may change. At that time, Rare Element will adopt IFRS which is now widely used in developed countries. Under IFRS the mineral property expenditures that had been capitalized under Canadian GAAP and expensed under US GAAP would be reevaluated for capitalization under IFRS. Generally under IFRS if the expenditure is expected to provide a betterment of the asset it would be capitalized.

In conjunction with filing the year-end consolidated financial statements for June 30, 2011, Rare Element has restated certain of its prior Canadian GAAP financial statement filings for an adjustment required under US GAAP in the “US GAAP” note for the valuation of warrants issued on financings denominated in Canadian dollars, which is different from the reporting currency that Rare Element uses which is US dollars. These amendments are for non-cash adjustments and have no impact on the value of the Company during that time, or at present.

Management is responsible for the preparation and integrity of the consolidated financial statements, including the maintenance of appropriate information systems, procedures and internal controls. Management also ensures that information used internally or disclosed externally, including the consolidated financial statements and MD&A, is complete and reliable.

The Company’s board of directors follows recommended corporate-governance guidelines for public companies to ensure transparency and accountability to shareholders.  The board’s audit committee meets with management regularly to review the consolidated financial statements, including the MD&A, and to discuss other financial, operating and internal-control matters.

All currency amounts are expressed in US dollars unless otherwise noted.

Highlights

The management team at Rare Element Resources is encouraged by the recent results of Rare Element Resources’ exploration efforts and the following are the highlights of those results from June 30, 2011 and to the date of this MD&A:

•

Incorporated the 2010 rare-earth-element REE drilling program results into an updated mineral resource and announced an upgraded and increased NI 43-101 compliant mineral resource estimate on June 14, 2011.

•

Completed the 2010 drilling program on the Bear Lodge REE Project in November 2010. The drilling included 61 drill holes and an additional 40 large diameter core holes. The 40 large diameter core provided a bulk sample for pilot-plant testing and assays from that core provided the highest grades of REE found to date.

•

Advanced a preliminary REE metallurgical recovery process in July 2010, with 80 percent estimated recoveries of rare-earth elements from the Bear Lodge deposit to produce a 42-45 percent rare-earth-oxide (“REO”) concentrate.

•

Completed a Preliminary Economic Assessment, in compliance with the National Instrument 43-101, which shows positive economics using 3-year trailing average prices for rare-earth concentrates.

•

Collected an 8.8 ton sample of REE mineralized material and additional bulk sample material later to be used in a pilot plant test in 2011.

•

Completed a 34-hole gold-focused drilling program in November 2010 on the Sundance Gold Project focusing on three main gold targets. The targets provided the highest gold grades found to date.  Filing of the Company’s first NI 43-101-compliant inferred mineral resource estimate reported 947,000 ounces of gold in these three deposits contained in 69.3 million metric tonnes averaging 0.42 g Au/t using a 0.15 g/t cutoff grade.

•

Discovery of heavy rare earths at Whitetail Ridge, East Taylor and Carbon and high grade at East Taylor within the Bear Lodge REE Project.

•

Successfully listed the Company’s common shares for trading on the NYSE Amex Stock Exchange headquartered in New York, NY, as well as graduating the trading of our shares in Canada from Tier One of the TSX Venture Exchange to the TSX main trading board.

•

Established an executive office in Denver, Colorado. Successfully hired various key executives, including Chief Operating Officer, Chief Financial Officer and VP of Government and Community Relations.

•

Completed of two significant financings, April, 2010 and December, 2010, that combined raised gross proceeds of approximately CDN$65 million. As of the date of this MD&A, the Company has 44.1 million common shares outstanding and approximately $73 million of cash and no debt.

Outlook

Rare Element Resources has sufficient cash on hand to conduct its exploration and operating plans through 2012. Rare Element Resources plans to continue to advance the Bear Lodge REE Project and the Sundance Gold Project in Wyoming, USA, during 2011 including the following:

•

Additional resource definition drilling to expand and upgrade the resources at the Bull Hill (aka Bull Hill SW), Whitetail Ridge, and Bull Hill NW deposits.

•

Exploration drilling at the Bull Hill West, Carbon REE, and other prospective REE targets identified during the 2010 exploration program.

•

Geological mapping, geochemical sampling, and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic REE mineralization.

•

Collection of additional bulk sample mineralized material for continued pilot plant testing from a second large diameter core drilling program in select, well-mineralized areas, along with additional sampling of mineralized surface exposures in road cuts, trenches, and drill sites.

•

A condemnation drilling program to ensure that the proposed low-grade stockpile and waste facility will not cover ground that is prospective for REE and/or gold mineralization.

•

Environmental baseline and geotechnical studies for used in the environmental impact study (“EIS”) and prefeasibility study.

•

Continued metallurgical testing of the oxide, the oxide-carbonate and the low-grade stockwork mineralized material for optimization of mineral concentration and chemical concentration processes.

•

Perform market testing from product produced by the pilot plant.

•

Completion of a Preliminary Feasibility Study in the first quarter of 2012.

•

Continue to add key personnel to develop the corporate infrastructure to support the current project development and future production operation.

•

Plans to begin a limited gold-targeted drilling program to expand existing mineral resources, to search for higher grade mineralization, and to discover new deposits.

Description of Metal Markets

REE are used in hybrid-electric-vehicles (“HEV”) and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride (“Ni-MH”) batteries and REE “super” magnets within electrical motors and generators; REE are also used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, compact fluorescent lights, petroleum-refining catalysts and numerous other modern specialty technologies.

The markets for REE have become more significant over the years as more of these new technologies are developed. Currently these REE markets are dominated by production from China, which produced over 95 percent of the world’s REEs in recent years. For the past eight years and most recently in the summer of 2010, China has reduced its exports of REE by 40 percent and increased related export taxes, which has significantly increased producer sales prices since that time.

The prices of REE are quoted in different forms on www.metal-pages.com. Rare-earth carbonate concentrates that contain approximately 42 percent to 45 percent REOs can be marketed or they can be separated into individual oxides or sold in small sub-groups of similar elements.

According to Metal Pages, the prices of REEs have generally increased approximately 500 percent in 2010 after a slight recovery in 2009 from depressed prices in 2008 due to worldwide economic turmoil. For example, according to Metal Pages, the prices of REE concentrates have increased from $4,500 per ton in July 2010 to approximately $38,000 per ton in December 2010. REO prices have increased considerably more during the first two quarters of 2011, but subsequently the prices have begun declining.

Since REE are used for many new technologies, it is estimated that their demand for REE will increase at a rate of 7 to 10 percent per year for the next 5 years and possibly longer [IMCOA, Roskill and Rare Earths Industry Stakeholders, 2011, Dudley J. Kingsnorth].  Rare-earth magnet demand using Nd, Pr, Dy and Tb, is expected to increase annually at a rate of 10-15 percent.

Risks and Uncertainties

The Company’s operations are subject to certain risks and uncertainties that my impact the Company’s financial results.  For a full list of such risks and uncertainties, please see “Item 1A. Risk Factors” of this Annual Report.

Our failure to successfully address these risks and uncertainties would have a material adverse effect on our business, financial condition and/or results of operations.  Consequently, the trading price of our common shares may decline and investors may lose all or part of their investment in the Company.  We cannot assure you that we will successfully address these risks and uncertainties or other unknown risks and uncertainties that may affect our business.

Impairment of Long-lived Assets

The Company completed an impairment analysis as at June 30, 2011. Management concluded that no impairment charge was required because:

•

there have been no significant changes in the legal factors or climate that affects the value of the properties;

•

all property rights remain in good standing;

•

the recent increase in prices in the REOs and gold;

•

exploration results continue to be positive for both the Bear Lodge REE Project and the Sundance Gold Project;

•

the REE mineral resource was recently increased;

•

the Company intends to continue its exploration and development plans on its Bear Lodge REE Project and the Sundance Gold Project; and

•

the Company is looking for partners for its Eden Lake and Nuiklavik Properties.

Material Financial and Operations Information

Selected Annual Financial Information under US GAAP

	Year ended June 30, 2011	Year ended June 30, 2010	Year ended June 30, 2009
	$	$	$
Total revenues	631,557	40,163	17,492
Total expenses	14,944,368	4,528,029	1,861,826
Loss for the year	(16,657,962)	(2,791,969)	(1,844,334)
Loss per share – basic and diluted	(0.43)	(0.09)	(0.08)
Total assets	75,483,711	13,410,907	2,424,723
Total long-term financial liabilities	Nil	Nil	Nil
Cash dividends declared – per share	Nil	Nil	Nil

Summary of Quarterly Results

The following is a summary of the Company’s financial results for the last eight quarters under US GAAP:

Expressed In $	Jun 11 Quarter	Mar 11 Quarter	Dec 10 Quarter	Sep 10 Quarter	June 10 Quarter	Mar 10 Quarter	Dec 09 Quarter	Sep 09 Quarter
Total revenue	298,918	261,459	46,060	25,120	17,119	5,417	8,657	8,970
Net (loss) income	(5,476,042)	(4,105,194)	(3,561,782)	(3,514,944)	(209,908)	659,369	(2,437,448)	(803,982)
(Loss) earnings per share – basic and diluted	(0.13)	(0.10)	(0.10)	(0.10)	(0.00)	0.02	(0.08)	(0.03)
Total assets	75,483,711	76,564,497	69,654,992	13,399,162	13,410,907	6,586,152	6,303,781	6,611,459
Total long-term liabilities	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Cash dividends declared	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Results of Operations

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

The net loss for the fourth quarter of fiscal 2011 totaled $5,476,042 compared to loss of $208,908 in the same period of fiscal 2010, an increase of $5,267,134. The basic and diluted losses per share were $0.13 in the three months ended June 30, 2011 and $0.00 in the compared period.

Interest income totaled $298,918 (2010 - $17,119) for the three months ended June 30, 2011 as a result of interest earned on the funds that the Company held in financial institutions.

The total general and administrative costs were $3,429,809 for the three months ended June 30, 2011 and $1,662,093 for the comparable period, an increase of $1,767,716. The major increase was the exploration expense from 2010’s $786,555 to 2011’s $1,814,014 due to the exploration work at the Bear Lodge REE Project and Sundance Gold Project.  The Company also incurred more expenses such as transfer and listing fee (increased by $192,918) as the Company completed its graduation from the TSX Venture Exchange to the TSE.  The Company also had a non-cash mark-to-market loss on share purchase warrants in 2011 compared to a mark-to-market gain on share purchase warrants during the same period last year.

Results of Operations for the year ended June 30, 2011 compared to the year  ended June 30, 2010

The net loss for the year ended June 30, 2011, totaled $16,657,962 compared to loss of $2,791,969 for the same period in 2010.  The basic and diluted losses per share were $0.43 and $0.09, respectively.

Interest income was $631,557 for the year ended June 30, 2011 and $40,163 for the same period in 2010 as a result of interest earned on the funds that the Company held in financial institutions.

Excluding the non-cash stock-based compensation of $7,414,364 in 2011 and $524,497 in 2010, amortization expenses of $37,629 in 2011 and $6,900 in 2010, the foreign exchange (gain) loss of ($3,076,508) in 2011 and $56,495 in 2010, total general and administrative costs were $10,568,883 for the year ended June 30, 2011 and $3,940,137 for the same period in 2010. The significant increase in the expenses was due to the exploration expense during 2011 of $8,512,347 compared to $2,794,231 in 2010.  Other operating expenses such as transfer and listing fees also increased from 2010’s $72,263 to 2011’s $447,966 due to listing on the NYSE Amex and the TSE.  The Company also had a non-cash mark-to-market loss on share purchase warrants ($2,345,151) in 2011 compared to a mark-to-market gain on share purchase warrants ($1,695,897) during the same period in 2010.

Results of Operations for the year ended June 30, 2010 compared to the year ended June 30, 2009

The net loss for the year ended June 30, 2010 totaled $2,791,969 compared to loss of $1,844,334 in the same period in 2009, an increased loss of $947,635. The basic and diluted losses per share were $0.09 for the year ended June 30, 2010 and ($0.08) for the same period last year.

Interest income was $40,163 for the year ended June 30, 2010 and $32,575 for same period in 2009 as a result of interest earned on the funds that the Company held in financial institutions.  In 2009, the Company had a $15,083 write-off of investment.

During the year ended June 30, 2010, the Company recognized a loss on foreign exchange of $56,495 compared to a loss of $292,358 for the same period in 2009 as the Company held the majority of its cash in Canadian dollars until such time as payment (in US$) is required.

Excluding the non-cash stock-based compensation expenses of $524,497 in 2010 and $428,350 in 2009, amortization expenses of $6,900 in 2010 and $2,395 in 2009, and the foreign exchange losses, total general and administrative costs were $1,145,906 for the year ended June 30, 2010 and $548,576 for the year ended June 30, 2009. The operating expenses increased by $597,330. The increase was mostly due to: (a) increase in investor relations and shareholders’ communication by $143,102 and corporate development expenses by $41,366 because the Company was actively keeping the shareholders and potential investors informed about the Company’s progress; (b) accounting and administration fees increased by $74,748, audit and legal fees increased by $80,901, and transfer and listing fees increased by $54,722 as a result of the Company closing three financings during the year ended June 30, 2010, filing its initial registration statement on Form 20-F, getting listed on NYSE AMEX and acquiring new mineral properties; (c) management fees increased by $82,480 and consulting fees increased by $38,297 due to the Company being more active during the year ended June 30, 2010.

During the year ended June 30, 2010, the Company expensed a total of $2,794,231 in exploration costs on its properties, of which $2,724,518 was spent on the Bear Lodge REE property, $69,713 was spent on the Sundance Gold project.  The Company capitalized $959,181 acquiring costs on the Eden Lake property and $725,187 acquisition costs on the Nuiklavik property. As of June 30, 2010, the Company had incurred a total of $4,334,041 (2009 = $1,609,496) on exploration work at Bear Lodge; $69,713 (2009 = $nil) on exploration work at Sundance; $27,000 (2009 = $nil) on acquisition costs at Sundance; $959,181 (2009 = $nil) on acquisition at Eden Lake; and $725,187 (2009 - $nil) on acquisition at Nuiklavik.

The Company also recognized a mark-to-market gain of $1,695,897 on the share purchase warrants during the year ended June 30, 2010 compared to $nil during the same period in 2009.

The Company announced the results of an updated National Instrument 43-101- compliant mineral resource estimate of REE contained in the Bull Hill Southwest deposit in May 2010. Refer to the “REE Exploration Activities” section and the Company’s website, www.rareelementresources.com for additional information.

Liquidity and Capital Resources

Liquidity and Capital Resources for the year ended June 30, 2011

The Company’s working capital as at June 30, 2011 was $71,952,619 (2010 - $11,126,921). As at June 30, 2011, cash totaled $72,311,970, an increase of $60,851,494 from $11,460,476 as at June 30, 2010.

On December 22, 2010, the Company closed a short-form prospectus offering for gross proceeds of CDN$57,546,000. The financing consisted of 6,394,000 common shares at a price of CDN$9.00 per share. The Company paid CDN$3,452,760 ($3,417,304) cash commission and issued 383,640 broker’s warrants. Each broker’s warrant excisable into one common share of the Company at an exercise price of CDN$9.00 per share until December 22, 2012. A total of $3,911,083 was incurred for share issue costs, including the cash commission paid.

In addition, during the year ended June 30, 2011, 3,601,964 warrants, 1,537,500 options, and 400,473 agent’s options and warrants were exercised for gross proceeds of $15,539,693.

The Company spent $207,293 on marketable securities, $1,815 on mineral properties, $311,750 on additional reclamation bond, and $142,732 on purchase of equipment. The Company also spent $6,681,244 on its operating activities.

Management estimates that the current cash position and future cash flows from warrants and options and potential financing will be sufficient for the Company to carry out its anticipated exploration and operating plans through 2012.

There may be circumstances where, for sound business reasons, a reallocation of funds may be necessary in order for the Company to achieve its stated business objectives.

Financings

The Company has financed its operations through funds raised in public/private placements of common shares and common shares issued to settle debts. In addition, the Company has raised funds through the exercise of warrants issued in the private placements and the exercise of stock options.

Fiscal Year	Nature of Share Issuance	Number of Securities	Gross Amount
2012 through September 26, 2011	Exercise of Options	20,000	$56,509
Year Ended June 30, 2011	Short-form prospectus Exercise of Warrants Exercise of Options Exercise of Agent’s Options	6,394,000 3,601,964 1,537,500 400,473	$56,567,718 $11,788,544 $1,341,115 $2,410,034
Year Ended June 30, 2010	Private Placement of Units Exercise of Warrants Exercise of Options	4,731,501 144,500 482,000	$13,269,456 $141,610 $290,194
Year Ended June 30, 2009	Private Placement of Units Exercise of Options	2,000,000 398,000	$1,333,050 $140,950

On December 22, 2010, the Company closed a short-form prospectus offering for gross proceeds of CDN$57,546,000. The financing consisted of 6,394,000 common shares at a price of CDN$9.00 per share. The Company paid CDN $3,452,760 ($3,417,304) cash commission and issued 383,640 broker’s warrants. Each broker’s warrant excisable into one common share of the Company at an exercise price of CDN $9.00 per share until December 22, 2012. A total of $3,911,083 was incurred for share issue costs, including the cash commission paid.

On April 13, 2010, the Company closed a short-form Canadian prospectus offering and concurrent US private placement of CDN$8,860,253. The financing consisted of 2,531,501 units of the Company at a price of CDN$3.50 per unit. Each unit consists of one common share and one-half of one transferable common share purchase warrant. Each warrant is exercisable into one common share until April 13, 2012, at a price of CDN$4.75. The Company paid CDN$531,615 cash commission to the agents and issued 151,890 agents’ options exercisable into one agents’ unit at a price of CDN$3.50 until April 13, 2012. Each agent’s unit consists of one common share and one-half of one transferable common share purchase warrant with the same terms as the private placement warrants.

On September 21, 2009, the Company completed a non-brokered CDN$3,000,000 private placement financing consisting of 1,000,000 units. Each unit was priced at CDN$3.00 and consisted of one common share and one common share purchase warrant. Each warrant will allow the holder to purchase one additional common share for a period of 18 months from the closing date for additional consideration of CDN$4.25. There were no insiders participating in this offering and no commission paid.

On July 24, 2009, the Company completed a non-brokered CDN$1,800,000 private placement financing consisting of 1,200,000 units at a price of CDN$1.50 per unit. Each unit consisted of one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable into one common share for a period of 18 months from the closing date at a price of CDN$2.10. No insiders participated in this offering and no commissions were paid.

On May 27, 2009, the Company completed a non-brokered private placement financing for CDN$1,500,000. The offering consisted of 2,000,000 units at CDN$0.75 per unit. Each unit comprised one common share and one-half of a nontransferable share-purchase warrant. Each whole warrant is exercisable into a common share of the Company at CDN$1.00 until November 27, 2010. Two insiders participated in this offering for CDN$71,250. No commissions were paid.

On November 5, 2007, the Company completed a non-brokered private placement financing for CDN$1,075,000. The offering consisted of 1,075,000 units at CDN$1.00 per unit. Each unit comprised one common share and one-half of a nontransferable share-purchase warrant. Each whole warrant was exercisable into a common share of the Company at CDN$1.35 until May 5, 2009. All the warrants expired unexercised.

Capital Expenditures

Fiscal Year	Capital Expenditures	Purpose
Year ended June 30, 2011	$1,815 $142,732 $311,750	Mineral properties Equipment Purchase Reclamation Bond
Year Ended June 30, 2010	$27,000 $45,085 $100,000	Mineral properties Equipment Purchase Reclamation Bond
Year Ended June 30, 2009	$nil	Equipment Purchase

Disclosure of Outstanding Share Data

The authorized share capital of the Company consists of an unlimited number of common shares without par value.

	No. of Common Shares Issued & Outstanding	Share Capital Amount
June 30, 2010	32,142,737	$19,014,540
June 30, 2011	44,076,674	$91,357,438
September 26, 2011	44,096,674	$91,459,269

As at June 30, 2011, the Company had 3,136,500 stock options outstanding with exercise prices ranging from CDN$0.55 to CDN$15.16 expiring from January 10, 2012 to June 17, 2016. During the year ended June 30, 2011, a total of 1,537,500 options were exercised at weighted average exercise price of CDN$0.87 for gross proceeds of $1,341,115. A fair value of $985,524 was recognized on these exercised options. Subsequent to June 30, 2011, 90,000 options at CDN$9.95 and 310,000 options at CDN$8.49 were granted while 20,000 options were exercised for gross proceeds of CDN$54,200. If all the remaining outstanding options were exercised, the Company’s available cash would increase by CDN$23,355,780.

During the year ended June 30, 2011, 324,528 agents’ options and the related 75,945 warrants ranging from CDN$3.50 and CDN$9.00 were exercised for proceeds of $2,410,034. A fair value of $1,389,580 was recognized on these exercised agents’ options and a fair value of $970,083 was recognized on the warrants associated with the agents’ options. During the same period, 3,601,964 warrants ranging from CDN$1.00 and CDN$4.75 were exercised for proceeds of $11,788,544.

As at June 30, 2011, the Company had 119,287 warrants at CDN$4.75 and 211,002 agents’ options at CDN$9.00 outstanding expiring on April 13, 2012 and December 22, 2012, respectively. If all the remaining outstanding warrants and agents’ warrants were exercised, the Company’s available cash would increase by CDN$2,465,631.

As of date of this MD&A, there were 44,096,674 common shares issued and outstanding and 47,953,463 common shares outstanding on a diluted basis.

The deficit totaled $26,770,730 as at June 30, 2011 (2010 - $10,112,768). The increase is the result of the net loss and comprehensive loss of $16,657,962 for the year ended June 30, 2011.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Contractual Obligations

The table below lists the Company’s contractual obligations as of June 30, 2011.

	Total	Less than One year	One to Three years	Three to Five years	More than Five years
Long-Term Debt Obligations	-	-	-	-	-
Capital (Finance) Lease Obligations	-	-	-	-	-
Operating Lease Obligations	$468,300	$88,980	$280,980	$98,340	-
Purchase Obligations	$200,000	$200,000	-	-	-
Other LT Liabilities	-	-	-	-	$210,825
Total	$879,125	$288,980	$280,980	$98,340	$210,825

Environmental Provisions

An environmental provision of $100,540 was recognised in the year ended June 30, 2011 for the Company’s current obligations to reclaim areas used for exploring the Bear Lodge Property.

Potential Environmental Contingency

The Company’s mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  The Company conducts its operations so as to protect public health and the environment and believes its operations are in compliance with all applicable laws and regulations.  The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site restoration costs to be incurred is uncertain.

Transactions with Related Parties

During the year ended June 30, 2011:

a)

$230,000 (2010 - $185,936; 2009 - $103,456) was charged for management fees by an officer and director and bonus paid to an officer of the Company. As at June 30, 2011, $Nil (2010 - $Nil) was owed to the officer.

b)

$281,777 (2010 - $208,222; 2009 - $114,286) was charged by a private company controlled by a director and officer of the Company for accounting, management fees and rent.  As at June 30, 2011, $73,959 (2010 - $12,023) was owed to this private company.

Related party transactions were in the normal course of operations and are measured at the fair value amount as determined by management. The amounts owed bear no interest and are unsecured with no repayment terms.

Financial Instruments

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature.  Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income (loss).  Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization.  Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income (loss) until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income (loss).

Financial instruments, including cash and cash equivalents, accounts receivable, reclamation bonding, accounts payable and accrued liabilities are carried at cost, which management believes approximate the recognized fair value due to the short term nature of these instruments.  Marketable securities are classified as available-for-sale, with unrealized gains and losses being recognized in other comprehensive income (loss).

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.

	Level 1	Level 2
Assets
Cash and cash equivalents	$ 44,479,314	$ 27,832,656
Marketable securities	254,722	-
Reclamation bonding	422,283	-
Total	$ 45,156,319	$ 27,832,656
Liabilities
Derivative liabilities		$ 195,953

Derivative liabilities which are comprised of share purchase warrants not listed on a public exchanges are valued using the Black Scholes valuation model.  The valuation model requires a variety of inputs, including strike price, contractual terms, market prices, measure of volatility and interest rate.  Because the inputs are derived from observable market data, derivative liabilities are classified within Level 2 of the fair value hierarchy.

The Company’s financial instruments have been designated as follows:

-

Held-for-trading: cash and cash equivalents, reclamation bond and derivative liabilities

-

Available-for-sale: marketable securities

-

Loans and receivables: amounts receivable

-

Other financial liabilities: accounts payable, accrued liabilities, due to related parties and ARO

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents and reclamation bonding.  The Company maintains cash and cash equivalents in bank accounts and investment that, at times, may exceed federally insured limits.  As of June 30, 2011 and 2010, the Company has exceeded the federally insured limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Management of Capital Risk

The Company manages its cash and cash equivalents, common shares, stock options and warrants as capital.  The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the exploration of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk.

The Company manages the capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets.  To maintain or adjust the capital structure, the Company may attempt to issue new shares and, acquire or dispose of assets.

In order to maximize ongoing exploration efforts, the Company does not pay out dividends.  The Company’s investment policy is to invest its short-term excess cash in highly liquid short-term interest-bearing investments with short term maturities, selected with regards to the expected timing of expenditures from continuing operations.

The Company expects its current capital resources will be sufficient to carry its exploration plans and operations through 2012.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. Accounts payable and accrued liabilities are due within the current operating period.

Interest rate risk

The Company’s interest revenue earned on cash and on short term investments is exposed to interest rate risk. The Company does not enter into derivative contracts to manage this risk, and the Company’s exposure to interest rate is very low as the Company has limited short term investments. The Company limits its exposure to interest rate risk as it invests only in short term investments at major Canadian financial institutions.

Currency risk

The Company’s property interests in the United States is subject to foreign currency fluctuations which may adversely affect the Company’s financial position, results of operations and cash flows. The Company is affected by changes in exchange rates between the Canadian dollar and US dollar. The Company does not invest in derivatives to mitigate these risks.

Significant Accounting Judgments and Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The amounts which involve significant estimates include asset retirement obligations and stock-based compensation.

Critical Accounting Policies

Management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Mineral property acquisition costs

The cost of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests.  The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property.  Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration and development costs related to such reserves incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Foreign currency translation

The Company’s functional and reporting currency is the US Dollar. The Company’s Canadian operations are considered to be integrated with foreign currency transactions translated into US Dollars as follows:

•

monetary assets and liabilities at the rates of exchange prevailing at the balance sheet dates;

•

other assets and liabilities and equity accounts at the applicable historical exchange rates;

•

revenues and expenses at the average rates of exchange for the period, and;

•

gains and losses arising from the conversion of foreign-currency balances and transactions are reported in income as they occur.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation Stock Compensation”.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Asset retirement obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made.

The associated asset retirement costs are capitalized as part of the carrying amount of long lived assets. The liability is accreted over the estimated time period until settlement of the obligation and asset is depreciated over the estimated remaining useful life of the asset. Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability and the related capitalized asset retirement cost.

Changes in Accounting Policies

These consolidated financial statements for the year ended June 30, 2011 have been prepared in accordance with US GAAP.  Prior to July 1, 2010, the Company reported its consolidated financial statements using Canadian generally accepted accounting principles (“Canadian GAAP”).  Material variations in the accounting principles, practices and methods used in preparing the prior periods’ consolidated financial statements in accordance with Canadian GAAP and their impacts on the prior periods’ consolidated financial statement are reconciled below.

Mineral property exploration costs

Under Canadian GAAP, exploration costs can be capitalized, although these costs would be subject to impairment testing. Under US GAAP, only the costs of acquiring properties and mineral rights are capitalized.  As a result, as at June 30, 2010, $4,403,727 exploration costs capitalized under Canadian GAAP were expensed in US GAAP, reducing the mineral property costs and increasing the deficit.

Share purchase warrants

For Canadian GAAP purposes, all of the Company’s outstanding share purchase warrants are classified and accounted for as equity on the Company’s financial statements.  U.S. GAAP, in accordance with EITF 07-5, currently requires share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency be classified and accounted for as a financial liability and, accordingly, to be measured for financial reporting purposes at their current fair value.  All fluctuations in fair value are recorded in current operations.   As a result of applying this interpretation, the Company has restated its pro-forma June 30, 2010 U.S. GAAP net earnings to reflect the mark-to-market impact related to fair valuation of these warrants as at June 30, 2010.  The net effect of the restatement is to reduce net loss in fiscal 2010 by an amount of $1,695,897 arising from the recognition of a mark-to-market gain on the share purchase warrants.  This non-cash restatement has no effect on the Company’s operations, cash flow, or liquidity, and has been applied a prospective basis with no effect on comparative years.

In accordance with the implementation guidance, the Company’s pro-forma deficit under U.S. GAAP has been increased by $333,741 at July 1, 2009, representative of the fair value of the Company’s liability associated with common share purchase warrants outstanding at that date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. The Company’s cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of June 30, 2011. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. The Company is exposed to foreign currency risk as monetary financial instruments are denominated in Canadian Dollars. The Company has not entered into any foreign currency contracts to mitigate this risk.

Other price risk. Other price risk is the risk that the fair or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. The Company is not exposed to significant other price risk.

Net loss and other comprehensive loss for the year ended June 30, 2011 could have varied if the Canadian Dollar to US Dollar foreign exchange rate varied by reasonably possible amounts from their actual balance sheet date values.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Rare Element Resources Ltd., Report of Independent Registered Chartered Accountants are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results” above.

Financial Statements

Report of Independent Registered Chartered Accountants	64-65
Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010	66
Consolidated Statements of Operations for the Years Ended June 30, 2011, 2010 and 2009	67
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009	68
Consolidated Statements of Stockholders’ Equity	69
Notes to the Consolidated Financial Statements	70-88

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2011

225 Union Blvd, Suite 250, Lakewood, CO 80228, USA  (T) 720-278-2460 (F) 720-278-2490

www.rareelementresources.com

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of Rare Element Resources Ltd

We have audited the accompanying consolidated financial statements of Rare Element Resources Ltd and its subsidiaries (“the Company”), which comprise the consolidated balance sheets as at June 30, 2011 and 2010, and the consolidated statements of operations and deficit, comprehensive loss and cash flows for each of the years in the three-year period ended June 30, 2011, and a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with generally accepted accounting principles in the United States of America and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements.  The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error.  In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rare Element Resources Ltd and its subsidiaries as at June 30, 2011 and 2010 and their financial performance and their cash flows for each of the years in the three-year period ended June 30, 2011 in accordance with generally accepted accounting principles in the United States of America.

Other

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

Vancouver, Canada

September 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rare Element Resources Ltd:

We have audited Rare Element Resources Ltd (the ‘‘Company’’)’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rare Element Resources maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rare Element Resources as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated September 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

Vancouver, Canada

September 23, 2011

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS AS OF JUNE 30 (Expressed in US Dollars)

	Notes	2011	2010
ASSETS
CURRENT
Cash and cash equivalents		$ 72,311,970	$ 11,460,476
Marketable securities	3	53,238	-
Accounts receivable		327,281	17,054
Prepaid expenses		353,235	71,419
Total Current Assets		73,045,724	11,548,949
Equipment	6	145,160	40,057
Mineral properties	4	1,669,060	1,711,368
Marketable securities	3	201,484	-
Reclamation bonding	7	422,283	110,533
TOTAL ASSETS		$ 75,483,711	$ 13,410,907

LIABILITIES
CURRENT
Accounts payable and accrued liabilities		$ 1,019,146	$ 410,005
Due to related parties	11	73,959	12,023
Total Current Liabilities		1,093,105	422,028
Asset retirement obligation	9	100,540	-
Derivative liability	8	195,953	1,981,931
TOTAL LIABILITIES		1,389,598	2,403,959

SHAREHOLDERS' EQUITY
SHARE CAPITAL	10	91,357,438	19,014,540
ADDITIONAL PAID-IN CAPITAL	10	9,504,099	2,105,176
ACCUMULATED OTHER COMPREHENSIVE LOSS		3,306	-
DEFICIT		(26,770,730)	(10,112,768)
TOTAL SHAREHOLDERS’ EQUITY		74,094,113	11,006,948

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$ 75,483,711	$ 13,410,907

Nature of operations	1
Commitments and contingencies	13

APPROVED BY THE BOARD OF DIRECTORS:

“Donald E. Ranta”	“Mark T. Brown”
Donald E. Ranta	Mark T. Brown

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in US Dollars)
	Notes	Cumulative amounts from the beginning of the exploration stage on June 3, 1999 to June 30, 2011	Year ended June 30, 2011	Year ended June 30, 2010	Year ended June 30, 2009
EXPENSES
Audit and legal		$ 634,783	$ 190,588	$ 107,884	$ 26,983
Amortization		49,232	37,629	6,900	2,395
Consulting		166,917	128,620	38,297	-
Corporate development		278,828	80,806	119,694	78,328
Exploration expense	5	12,971,538	8,512,347	2,794,231	590,147
Foreign exchange		(2,790,800)	(3,076,508)	56,495	292,358
Investor relations and shareholder communications		1,441,413	391,634	262,231	119,129
Management, accounting and secretarial	11	1,846,346	517,874	367,627	210,399
Office expenses		497,976	164,255	115,340	40,892
Salaries and wages		281,419	21,560	-	-
Stock-based compensation		9,148,860	7,414,364	524,497	428,350
Transfer and listing fees		648,964	447,966	72,263	17,541
Travel		373,174	113,233	62,570	55,304
TOTAL EXPENSES		25,548,650	14,944,368	4,528,029	1,861,826
OTHER ITEMS
Interest income		(810,943)	(631,557)	(40,163)	(32,575)
Write-off of mineral properties and others		1,050,028	-	-	15,083
Mark to market gain (loss) on share purchase warrants	8	982,995	2,345,151	(1,695,897)	-
TOTAL OTHER ITEMS		1,222,080	1,713,594	(1,736,060)	(17,492)

NET LOSS FOR THE PERIOD		$ 26,770,730	$16,657,962	$ 2,791,969	$ 1,844,334

OTHER COMPREHENSIVE INCOME/LOSS
Unrealized gain on marketable securities	3	$ (3,306)	$ (3,306)	$ -	$ -

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$ 26,767,424	$16,654,656	$ 2,791,969	$ 1,844,334

LOSS PER SHARE - BASIC AND DILUTED			$ 0.43	$ 0.09	$ 0.08

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING			38,585,541	29,429,998	24,072,331

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in US Dollars)
	Cumulative amounts from the beginning of the exploration stage on June 3, 1999 to June 30, 2011	Year ended June 30, 2011	Year ended June 30, 2010	Year ended June 30, 2009

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss for the period	$ (26,770,730)	$ (16,657,962)	$ (2,791,969)	$ (1,844,334)
Items not affected by cash:
Amortization	49,232	37,629	6,900	2,395
Asset retirement obligation	100,540	100,540	-	-
Fair value of warrants received pursuant to the sale of mineral properties	(15,083)	-	-	-
Mark to market gain (loss) on share purchase warrants	982,995	2,345,151	(1,695,897)	-
Write-off of mineral properties and others	16,625	-	-	15,083
Stock-based compensation	9,148,860	7,414,364	524,497	428,350
Interest income accrued	(291,521)	(276,325)	(1,568)	(13,628)
Changes in non-cash working capital
Accounts receivable	18,666	(33,902)	34,709	36,626
Prepaid expenses	(364,756)	(281,816)	(43,441)	(1,095)
Accounts payable and accrued liabilities	799,764	609,141	353,313	(18,902)
Due to/from related party	44,772	61,936	2,254	(5,488)
Total cash (used in) operating activities	(16,280,636)	(6,681,244)	(3,611,202)	(1,400,993)
INVESTING ACTIVITIES
Marketable securities acquired	(207,293)	(207,293)	-	-
Mineral property costs	(28,815)	(1,815)	(27,000)	-
Reclamation bonding	(421,750)	(311,750)	(100,000)	-
Purchase of equipment	(194,392)	(142,732)	(45,085)	-
Payments received for sale/option of mineral properties	279,486	-	48,070	-
Total cash (used in) investing activities	(572,764)	(663,590)	(124,015)	-
FINANCING ACTIVITIES
Advance of promissory note	110,737	-	-	-
Repayment of promissory note	(129,286)	-	-	-
Cash received for common shares	93,753,579	72,107,411	13,701,260	1,474,000
Share issue costs	(4,788,458)	(3,911,083)	(839,712)	(10,779)
Total cash provided by financing activities	88,946,572	68,196,328	12,861,548	1,463,221

Cash acquired in capital transaction	218,798	-	-	-

Increase in cash and cash equivalents	72,311,970	60,851,494	9,126,331	62,228
Cash and cash equivalents - beginning of period	-	11,460,476	2,334,145	2,271,917

Cash and cash equivalents - end of period	$ 72,311,970	$ 72,311,970	$ 11,460,476	$ 2,334,145

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (Expressed in US Dollars)
	Notes	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
Balance, inception June 3, 1999		-	$ -	$ -	$ -	$ -	$ -
Shares issued:
For seed shares	10c	1,000,000	67,640	-	-	-	67,640
For initial public offering	10c	1,500,000	152,063	-	-	-	152,063
For private placements	10b	10,199,887	3,401,606	627,442	-	-	4,029,048
For capital transaction	10d	6,977,501	117,305	-	-	-	117,305
For debt	10e	375,235	83,521	-	-	-	83,521
Share issue costs		-	(48,625)	-	-	-	(48,625)
Exercise of options		1,644,500	488,885	-	-	-	488,885
Fair value of options		-	333,953	(333,953)	-	-	-
Exercise of warrants		4,567,613	1,634,088	-	-	-	1,634,088
Capital transaction adjustments		-	1,611,396	-	-	-	1,611,396
Stock-based compensation		-	-	1,209,999	-	-	1,209,999
Net loss since inception		-	-	-	-	(6,987,058)	(6,987,058)
Balance, June 30, 2009		26,264,736	7,841,832	1,503,488	-	(6,987,058)	2,358,262
Transitional adjustment for Issue 07-5		-	-	-	-	(333,741)	(333,741)
Shares issued:
For private placement	10b	2,200,000	2,996,863	-	-	-	2,996,863
For short-form prospectus	10b	2,531,501	6,870,511	-	-	-	6,870,511
For mineral property acquisition	10f	520,000	1,732,438	-	-	-	1,732,438
Share issue costs		-	(1,150,700)	310,988	-	-	(839,712)
Exercise of options	10g	482,000	290,194	-	-	-	290,194
Fair value of options		-	233,797	(233,797)	-	-	-
Exercise of warrants	10i	144,500	141,610	-	-	-	141,610
Fair value of warrants		-	57,995	-	-	-	57,995
Stock-based compensation	10h	-	-	524,497	-	-	524,497
Net loss for the period		-	-	-	-	(2,791,969)	(2,791,969)
Balance, June 30, 2010		32,142,737	19,014,540	2,105,176	-	(10,112,768)	11,006,948
Shares issued:
For short-form prospectus	10b	6,394,000	56,567,718	-	-	-	56,567,718
Share issue costs		-	(6,270,746)	-	-	-	(6,270,746)
Exercise of options	10g	1,537,500	1,341,115	-	-	-	1,341,115
Fair value of options		-	985,524	(985,524)	-	-	-
Exercise of Agents' options & warrants	10j	400,473	2,410,034	-	-	-	2,410,034
Fair value of Agents' options & warrants		-	1,389,580	970,083	-	-	2,359,663
Exercise of warrants	10i	3,601,964	11,788,544	-	-	-	11,788,544
Fair value of warrants		-	4,131,129	-	-	-	4,131,129
Stock-based compensation	10h	-	-	7,414,364	-	-	7,414,364
Unrealized loss on available for sale investments		-	-	-	3,306	-	3,306
Net loss for the period		-	-	-	-	(16,657,962)	(16,657,962)
Balance, June 30, 2011		44,076,674	$ 91,357,438	$ 9,504,099	$ 3,306	$(26,770,730)	$ 74,094,113

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

1.  NATURE OF OPERATIONS

Rare Element Resources Ltd. (“Rare Element” or “the Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

The Company is in the process of exploring and evaluating its mineral property interests and has not yet determined whether its mineral property interests contain mineral reserves that are economically recoverable. The Company’s continuing operations and the underlying value and recoverability of the amounts shown for mineral property interests are entirely dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the exploration and development of the mineral property interests, obtaining the necessary permits to mine, and on future profitable production or proceeds from the disposition of the mineral property interests. To date, the Company has no revenue and has an accumulated operating deficit of $26,770,730.

Management of the Company is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  At June 30, 2011, the Company had working capital of $71,952,619, which is sufficient to fund operations for a period greater than twelve months.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) and are inclusive of the accounts of the Company and Rare Element Holdings Ltd. (formerly Paso Rico Resources Ltd.) (“Holdings”), together with those of Holdings’ wholly-owned subsidiary, Rare Element Resources, Inc. (formerly Paso Rico (USA), Inc.).

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.  The amounts which involve significant estimates include asset retirement obligations, stock-based compensation, derivative liabilities, and impairments.

Mineral property acquisition costs

The cost of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold, impaired or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests.  The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Mineral property acquisition costs, Continued

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property.  Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration and development costs related to such reserves incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Foreign currency translation

The Company’s functional and reporting currency is the US Dollar. The Company’s Canadian operations are considered to be integrated with foreign currency transactions translated into US Dollars as follows:

•

monetary assets and liabilities at the rates of exchange prevailing at the balance sheet dates;

•

other assets and liabilities and equity accounts at the applicable historical exchange rates;

•

revenues and expenses at the average rates of exchange for the period, and;

•

gains and losses arising from the conversion of foreign-currency balances and transactions are reported in income as they occur.

Cash and cash equivalents

Provided that the instruments are readily convertible at the balance sheet date into cash without penalty at their carrying value, the Company considers its highly liquid investments, typically with Canadian Chartered banks and brokerage firms, to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At June 30, 2011, the Company had its cash and cash equivalents with three financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and holds no asset backed commercial paper.

Amortization

The Company provides for amortization on its computer equipment at 55%, furniture at 20% and geological equipment at 30% declining balance (one-half of the rate is taken in the year of acquisition and disposition).

Income taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation Stock Compensation”.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Asset retirement obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made.

The associated asset retirement costs are capitalized as part of the carrying amount of long lived assets. The liability is accreted over the estimated time period until settlement of the obligation and asset is depreciated over the estimated remaining useful life of the asset. Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability and the related capitalized asset retirement cost.

Comparative figures

Certain of the prior period’s figures have been reclassified to conform with the current period’s financial statement presentation.

Reclamation Bonds

The Company maintains cash deposits, as required by regulatory bodies as assurance for the funding of reclamation costs.  These funds are restricted to that purpose and are not available to the Company until the reclamation obligations have been fulfilled.  Reclamation deposits are designated as held for trading, are recorded at fair value and are classified as non-current assets.

Share Capital

Common shares issued for non-monetary consideration are recorded at the fair market value based upon the trading price of the Company’s shares on the Toronto Stock Exchange on the date of the issuance of shares.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Marketable Securities

Marketable securities include the Company’s investments in shares of public companies. These investments have been categorized as available-for-sale financial instruments and are carried at fair value. Adjustments to fair value are recorded in other comprehensive income unless there is a loss in value that is other than temporary, in which case the adjustment to fair value is included in income and not reversed on future fair value changes.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, reclamation bonding, and accounts payable and accrued liabilities. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments. The fair values of these financial instruments approximate their carrying values unless otherwise noted. The Company has its cash primarily in bank guaranteed deposit certificates or in commercial bank and brokerage firms in Vancouver, British Columbia, Canada.

Fair value of financial assets and liabilities

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature.  Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income (loss).  Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization.  Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income (loss) until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income (loss).

Financial instruments, including cash and cash equivalents, accounts receivable, reclamation bonding, accounts payable and accrued liabilities are carried at cost, which management believes approximate the recognized fair value due to the short term nature of these instruments.  Marketable securities are classified as available-for-sale, with unrealized gains and losses being recognized in other comprehensive income (loss).

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Fair value of financial assets and liabilities (continued)

	Level 1	Level 2
Assets
Cash and cash equivalents	$ 44,479,314	$ 27,832,656
Marketable securities	254,722	-
Reclamation bonding	422,283	-
Total	$ 45,156,319	$ 27,832,656

Liabilities
Derivative liabilities	-	$ 195,953

Derivative liabilities which are comprised of share purchase warrants not listed on a public exchanges are valued using the Black Scholes valuation model.  The valuation model requires a variety of inputs, including strike price, contractual terms, market prices, measure of volatility and interest rate.  Because the inputs are derived from observable market data, derivative liabilities are classified within Level 2 of the fair value hierarchy.

The Company’s financial instruments have been designated as follows:

-

Held-for-trading: cash and cash equivalents, reclamation bond and derivative liabilities

-

Available-for-sale: marketable securities

-

Loans and receivables: amounts receivable

-

Other financial liabilities: accounts payable, accrued liabilities, due to related parties and ARO

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash and cash equivalents and reclamation bonding.  The Company maintains cash and cash equivalents in bank accounts and investment that, at times, may exceed federally insured limits.  As of June 30, 2011 and 2010, the Company has exceeded the federally insured limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Management of capital risk

The Company manages its cash and cash equivalents, common shares, stock options and warrants as capital.  The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the exploration of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk.

The Company manages the capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets.  To maintain or adjust the capital structure, the Company may attempt to issue new shares and, acquire or dispose of assets.

In order to maximize ongoing exploration efforts, the Company does not pay out dividends.  The Company’s investment policy is to invest its short-term excess cash in highly liquid short-term interest-bearing investments with no maturities or short term maturities, selected with regards to the expected timing of expenditures from continuing operations.

The Company expects its current capital resources will be sufficient to carry its exploration plans and operations through 2012.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity risk through the management of its capital structure. Accounts payable and accrued liabilities are due within the current operating period.

Interest rate risk

The Company’s interest revenue earned on cash and on short term investments is exposed to interest rate risk. The Company does not enter into hedging contracts to manage this risk, and the Company’s exposure to interest rate is very low as the Company has term investments with maturity dates within a year. The Company limits its exposure to interest rate risk as it invests only in short term investments at major Canadian financial institutions.

Currency risk

The Company’s property interests in the United States are subject to foreign currency fluctuations which may adversely affect the Company’s financial position, results of operations and cash flows. The Company is affected by changes in exchange rates between the Canadian dollar and US dollar. The Company does not invest in derivatives to mitigate these risks.

3.  MARKETABLE SECURITIES

Marketable securities consist of investments in equity securities of companies over which the Company does not have control or significant influence.  Marketable securities are designated as available-for-sale and valued at fair value.  $3,306 (2010 – $nil) of unrealized gains due to period end revaluation to fair value was recorded as other comprehensive income.

4.  MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

Bear Lodge Property, Wyoming, USA

The Company, through its wholly-owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in a group of unpatented mineral claims and one leased state section, together known as the Bear Lodge Property which has two exploration projects:  the rare-earth elements (“REE”) project known as the “Bear Lodge REE Project” and the gold project known as the “Sundance Gold Project”. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming. These claims were, in part, acquired from Freeport-McMoRan Copper & Gold (“Freeport”) by way of a “Mineral Lease and Option for Deed”.  Certain claims and a portion of a defined area of influence surrounding the claims were subject to a production royalty of 2% of Net Smelter Returns (“NSR”) royalty payable to Freeport. On June 30, 2009, the Company re-purchased the NSR for $50,000.

Sundance Gold Project, Wyoming, USA

On June 1, 2006, Rare Element Resources, Inc. and Newmont North America Exploration Limited (“Newmont”), a subsidiary of Newmont Mining Corporation, signed an agreement to establish a gold-exploration venture on the Company’s Bear Lodge, Wyoming property (“Venture”). Under the agreement, Newmont had the right to earn a 65% participating interest in the Bear Lodge property, excluding any rights to the REE and uranium, but including rights to gold and other metals, by spending $5 million on property exploration.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

4.  MINERAL PROPERTIES, Continued

On May 12, 2010, Newmont terminated its option and the Company maintains its 100% interest in the mineral potential of the entire property. In addition, 327 contiguous claims wholly-owned by Newmont outside the venture were transferred to the Company. In consideration for transferring its claims, Newmont was granted a right-of-first-refusal on all claims sold or disposed, excluding those containing REE, and a 0.5% NSR royalty, for precious and base metals only, on the claims transferred to the Company by Newmont. This agreement honors an arrangement between Newmont and Bronco Creek Exploration Company (“Bronco Creek”) on Newmont’s formerly wholly owned claims; Bronco Creek will continue to receive minor payments and will retain a 0.05% NSR royalty on these claims.

The total property comprises 494 unpatented mineral claims located on land administered by the U.S. Forest Service and a 640-acre Wyoming state lease for a total of approximately 16 square miles. There is a sliding scale royalty on certain state lease land due to the State of Wyoming if ore is mined from the state section.

Eden Lake Property, Manitoba, Canada

On November 30, 2009, the Company acquired 100% of the Eden Lake REE project located in the province of Manitoba, Canada for a payment of 300,000 common shares (Note 10f). The underlying owner, Strider Resources Limited, retains a 3% NSR with the Company having the right to buy 50% of the NSR at anytime for $1.5 million CDN.

Finders’ fees of 20,000 common shares were issued to two parties for this acquisition. The common shares issued on the acquisition are subject to trading restrictions over an 18-month period.

On February 23, 2010, the Company granted Medallion Resources Ltd. (“Medallion”) an option to acquire a 65% interest in a joint venture to explore and develop the property. The terms of the agreement require Medallion to pay a total of $1,450,000 CDN in cash ($50,000 CDN received), issue an aggregate of 1,800,000 shares (200,000 shares were received), and complete $2,250,000 CDN in property exploration work commitment expenditures over a five-year period. Medallion may buy 50% of the 3% NSR at anytime for $1.5 million CDN.  On October 7, 2010, the Company and Medallion agreed to postpone the $50,000 cash payment to no later than the first anniversary of the agreement.  In addition, six new concessions staked by Medallion were also added to the Eden Lake property. Subsequently, Medallion dropped the option and returned the property to the Company.

Medallion was the operator of the exploration program during the option period.

Nuiklavik Property, Labrador, Canada

On January 6, 2010, the Company acquired from Altius Minerals Corp. (“Altius”) a 100% interest in 584 mineral claims located in central Labrador, Canada for a payment of 200,000 shares (Note 10f).

Altius will retain a total gross overriding royalty of 2% on the property, of which the Company may purchase 50% at any time for $2,500,000 CDN.

The Company deposited $203,659 with the Newfoundland government as a security deposit on the fourth year exploration expenditures requirements in order to maintain the property in good standing.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

4.  MINERAL PROPERTIES, Continued

	Bear Lodge REE Property	Sundance Gold Property	Eden Lake Property	Nuiklavik Property	Total
Mineral property costs, June 30, 2009	$ -	$ -	$ -	$ -	$ -
Acquisition costs	-	27,000	1,007,251	725,187	1,759,438
Option proceeds	-	-	(48,070)	-	(48,070)
Mineral property costs, June 30, 2010	-	27,000	959,181	725,187	1,711,368
Acquisition costs	-	-	-	1,815	1,815
Fair value of shares received	-	-	(44,123)	-	(44,123)
Mineral property costs, June 30, 2011	$ -	$ 27,000	$ 915,058	$ 727,002	$ 1,669,060

5.  EXPLORATION EXPENSE

	Period from June 3, 1999 (inception) to June 30, 2011	Year ended June 30, 2011	Year ended June 30, 2010
Bear Lodge REE property
Assays	$ 917,154	$ 636,169	$ 251,038
Drilling	4,804,096	2,878,469	1,190,955
Engineering consulting	852,562	721,355	131,207
Environmental costs	385,911	373,408	12,503
Geochemistry	149,515	75,443	74,072
Geological consulting	2,002,917	993,406	570,752
Land & claims	155,671	138,560	17,111
Metallurgical testing	965,717	504,309	306,378
Overhead expenses	198,603	150,548	34,531
Resource estimation	111,485	64,007	47,478
Travel expenses	149,760	107,228	18,114
Wages	176,777	77,043	-
Others	391,185	207,394	70,379
Subtotal - Bear Lodge REE property	11,261,353	6,927,339	2,724,518

Sundance Gold property
Assays	132,346	132,346	-
Drilling	467,520	463,372	4,148
Geological consulting	394,812	341,559	53,253
Others	247,713	235,401	12,312
Subtotal - Sundance Gold property	1,242,391	1,172,678	69,713

Pre-feasibility Study	412,330	412,330	-
Property investigation costs	55,464	-	-
Total exploration expense	$ 12,971,538	$ 8,512,347	$ 2,794,231

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

6.  EQUIPMENT

	June 30, 2011			June 30, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Computer equipment	$ 45,913	$ 12,626	$ 33,287	$ -	$ -	$ -
Furniture	44,824	4,482	40,342	-	-	-
Geological equipment	97,080	25,549	71,531	45,085	5,028	40,057
	$ 187,817	$ 42,657	$ 145,160	$ 45,085	$ 5,028	$ 40,057

7.  RECLAMATION BONDING

On July 23, 2004, $10,000 was transferred to the Wyoming Department of Environmental Quality for the bond required to reclaim the ground disturbed during its exploration programs at the Bear Lodge Property. The Company must complete certain reclamation work for these funds to be released, but may leave the bond in place for future exploration programs, even if such work is completed.

In August 2009, an additional $100,000 bond was set up for the benefit of the Company in respect to future reclamation work at the Bear Lodge Property.

In August 2010, the Company increased its reclamation bonding to $420,000 by depositing with Wyoming regulatory authorities an additional $310,000 in the name of Rare Element Resources, Inc.

As of June 30, 2011, total interest of $2,283 was received on these bonds.

8.  DERIVATIVE LIABILITY

Share purchase warrants

In accordance with EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” , US GAAP requires share purchase warrants with an exercise price denominated in a currency other than the Company’s functional currency be classified and accounted for as a financial liability and fair valued.  As a result of applying this interpretation, the Company has recorded the mark-to-market impacts related to fair valuation of these warrants in the net loss and reflected the fair value as a derivative liability.

During the year ended June 30, 2011, the Company recognized a mark to market loss of $2,345,151 (2010 – a mark to market gain of $1,695,897).

9.  ASSET RETIREMENT OBLIGATION

An environmental provision of $100,540 was recognised in the year ended June 30, 2011 (2010 – $nil), in respect of the Company’s current obligations to reclaim areas used for exploring the Bear Lodge Property.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

10.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

a.

Authorized – unlimited number of common shares without par value.

b.

Issuance of shares in private placements and short-form prospectus

Fiscal 2011:

On December 22, 2010, the Company closed the short-form prospectus offering of $57,546,000 CDN. The financing consisted of 6,394,000 common shares at a price of $9.00 CDN per share.  The Company paid $3,452,760 CDN ($3,394,063) cash commission and issued 383,640 broker’s warrants. Each broker’s warrant is excisable into a common share of the Company at an exercise price of $9.00 CDN per share until December 22, 2012.  The fair value of $2,359,663 was assigned to the brokers warrants based upon the Black-Scholes option pricing model.

Fiscal 2010:

On July 24, 2009, the Company completed a non-brokered private placement for $1,800,000 CDN. The offering consisted of 1,200,000 units at $1.50 CDN per unit. Each unit consisted of one common share and one-half of a non-transferable share-purchase warrant. A whole warrant was exercisable into a common share of the Company at $2.10 CDN until January 24, 2011.

On September 21, 2009, the Company completed a non-brokered private placement for $3,000,000 CDN. The offering consisted of 1,000,000 units at $3.00 CDN per unit. Each unit consisted of one common share and one non-transferable share-purchase warrant. Each warrant was exercisable into a common share of the Company at $4.25 CDN until March 21, 2011.

On April 13, 2010, the Company closed the short-form prospectus offering of $8,860,253 CDN. The financing consisted of 2,531,501 units at a price of $3.50 CDN per unit. Each unit consisted of one common share and one-half of one transferable share-purchase warrant. Each warrant is exercisable into one common share until April 13, 2012, at a price of $4.75 CDN.

The Company paid $531,615 CDN cash commission and issued 151,890 agents' options exercisable into one agent’s unit at a price of $3.50 CDN per until April 13, 2012. Each agent’s unit consisted of one common share and one-half of one transferable share-purchase warrant with the same terms as private placement warrants.

Fiscal 2009:

On May 27, 2009, the Company completed a non-brokered private placement for $1,500,000 CDN. The offering consisted of 2,000,000 units at $0.75 CDN per unit. Each unit comprised one common share and one-half of a non-transferable share-purchase warrant. A whole warrant was exercisable into a common share of the Company at $1.00 CDN until November 27, 2010.

Fiscal 2008:

On November 5, 2007, the Company completed a non-brokered private placement for $1,075,000 CDN. The offering consisted of 1,075,000 units at $1.00 CDN per unit. Each unit comprised one common share and one-half of a non-transferable share-purchase warrant. A whole warrant was exercisable into a common share of the Company at $1.35 CDN until May 5, 2009.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

10.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL, Continued

b.

Issuance of shares in private placements and short-form prospectus, Continued

Fiscal 2007:

During the year ended June 30, 2007, the Company closed a non-brokered private placement of 1,666,698 units at $0.60 CDN per unit for gross proceeds of $897,917 ($1,000,021 CDN). Each unit comprised one common share and one-half of a non-transferable share purchase warrant. A whole warrant was exercisable into a common share of the Company at $0.75 CDN per share until March 22, 2008.

Fiscal 2006:

During the year ended June 30, 2006, the Company completed a non-brokered private placement of 1,147,600 units at a price of $0.20 CDN for gross proceeds of $196,928 ($229,520 CDN). Each unit comprised of one common share and one 12-month non-transferable share purchase warrant. Each share purchase warrant was exercisable into one common share at a price of $0.30 CDN per share.

Fiscal 2005:

During the year ended June 30, 2005, the Company completed a non-brokered private placement of 1,535,000 units at a price of $0.20 CDN for gross proceeds of $307,000 CDN. Each unit comprised of one common share and one 18-month non-transferable share-purchase warrant. Each share purchase warrant was exercisable into one common share at a price of $0.30 CDN per share.

Fiscal 2004:

During fiscal 2004, the Company completed a private placement financing of 1,825,589 units at $0.22 CDN per unit in conjunction with the qualifying transaction to acquire Rare Element Resources, Inc. (formerly Paso Rico Resources Inc) and Rare Element Holdings Ltd (formerly Paso Rico Holdings Ltd).  Each unit consisted of one common share and one warrant to purchase an additional common share at a price of $0.35 CDN and expired on July 22, 2005.

The Company completed two additional financings for a total of $152,138 ($200,000 CDN).  The first financing was for 200,000 units at a price of $0.25 CDN per unit.  Each unit consisted of one common share and one share purchase warrant which allowed the holder to purchase one common share at a price of $0.35 CDN and expired on July 26, 2005.  The second financing was for 750,000 units at a price of $0.20 CDN per unit.  Each unit consisted of one common share and one share purchase warrant which allowed the holder to purchase one common share at a price of $0.35 CDN and expired on July 26, 2005.

c.

Seed shares and initial public offering

In June 1999, the Company was incorporated and 1,000,000 common shares were issued for gross proceeds of $67,640.

In November 1999, the Company completed an initial public offering in Canada and issued 1,500,000 common shares for net proceeds of $152,063.

d.

Capital transaction

On July 1, 2003, the Company acquired all of the outstanding common shares of Rare Element Holdings Ltd. (“Holdings”), a British Columbia private company primarily engaged in the acquisition and exploration of mineral properties, in consideration for the issuance to the shareholders of Holdings of 6,977,501 common shares of the Company.  Holdings had net assets valued at $117,305.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

10.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL, Continued

e.

Debt settlement

During May 2002, the Company reached agreements with its major related and unrelated creditors to settle an aggregate of $83,521 ($112,570 CDN) in debt by the issuance of 375,235 common shares.  These shares were issued in July 2003.

f.

Mineral property acquisition

On November 11, 2009, the Company issued 300,000 shares at a fair value of $944,298 on acquisition of Eden Lake property and 20,000 shares as finders’ fees at a fair value of $62,953 on that acquisition.

On January 12, 2010, the Company issued 200,000 shares at a fair value of $725,187 on acquisition of Nuiklavik property.

g.

Stock options

The Company established a 20% fixed stock option plan whereby the board of directors may from time to time grant options up to 5,779,347 common shares to individual eligible directors, officers, employees or consultants.  The maximum term of any option is five years. The exercise price of an option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the Exchange. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% vest 4 months after date of grant, 20% vest 8 months after the date of grant, 20% vest 12 months after the date of grant, 20% vest 15 months after the date of grant, and the remaining 20% vest 18 months after the date of grant.

The following table provides certain stock options disclosure for the year-ended June 30:

	2011	2010
Stock-based compensation expense - millions	$7.41	$0.52
Intrinsic value of options exercised - millions	$15.66	$1.05
Fair value of awards vesting - millions	$2.32	$0.52
Cash received on option exercises - millions	$1.34	$0.29
Unamortized stock-based compensation expense - millions	$7.12	$1.18

The following table summarizes the weighted-average assumptions used in determining fair values during the years ended June 30:

	2011	2010
Grant date fair value	CDN$9.13	CDN$2.22
Grant market price	CDN$11.44	CDN$2.83
Ending common share price	CDN$10.67	CDN$2.00
Expected volatility	109 -112%	111 -116%
Expected option term - years	5	5
Risk-free interest rate	2.10 - 2.36%	2.50 - 3.06%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

10. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL, Continued

g.

Stock options, Continued

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price (CDN$)	Weighted Average Fair Value (CDN$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CDN$)
Outstanding, June 30, 2009	2,798,000	0.71	0.52	3.71	2,998,350
Granted	920,000	2.75	2.22	4.68	-
Exercised	(482,000)	0.64	0.51	2.09	-
Outstanding, June 30, 2010	3,236,000	1.30	0.97	3.36	2,956,170
Granted	1,438,000	11.77	9.13	4.67	-
Exercised	(1,537,500)	0.87	0.64	1.87	-
Outstanding, June 30, 2011	3,136,500	6.31	4.91	3.67	15,492,845
Exercisable, June 30, 2011	1,503,100	2.19	1.75	2.71	13,105,775

The following table summarizes the options outstanding and exercisable at June 30, 2011:

Expiry Date	Options Outstanding	Options Exercisable	Exercise Price (CDN$)	Remaining Contractual Life (Years)
January 10, 2012	100,000	100,000	0.55	0.53
October 1, 2012	250,000	250,000	1.00	1.29
January 27, 2014	505,500	505,500	0.58	2.58
July 20, 2014	200,000	200,000	2.09	3.06
April 19, 2015	184,000	108,000	3.28	3.81
May 28, 2015*	459,000	259,000	2.71	3.91
January 11, 2016	403,000	80,600	15.16	4.54
March 16, 2016	985,000	-	10.50	4.72
June 17, 2016	50,000	-	9.35	4.97
Total	3,136,500	1,503,100		3.67

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

10.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL, Continued

h.

Stock-based compensation

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	2.10 – 2.36%	1.28 – 2.52%
Expected volatility	110 - 113%	116 – 137%
Expected dividend yield	Nil	Nil
Expected life in years	1.5 – 5	1.5 – 5

During fiscal 2011, the Company recognized $7,414,364 (2010 - $524,497) of stock-based compensation expense for options granted to directors, officers, and consultants.

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock.  Changes in these assumptions can materially affect fair value estimates and, therefore, it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock-option grants.

i.

Warrants

The following table summarizes the Company’s warrants activity:

	Number of Warrants	Weighted Average Exercise Price (CDN$)
Outstanding, June 30, 2009	1,000,000	1.00
Granted	2,865,751	4.02
Exercised	(144,500)	1.03
Outstanding, June 30, 2010	3,721,251	3.32
Exercised	(3,601,964)	3.28
Outstanding, June 30, 2011	119,287	4.75

At June 30, 2011, the following warrants were outstanding:

Expiry Date	Number of Warrants	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
April 13, 2012	119,287	4.75	0.79

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

10.  SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL, Continued

j.

Agents’ Options and Warrants

The following table summarizes the Company’s agents’ options and warrants activity:

	Number of Agents’ options and warrants	Weighted Average Exercise Price (CDN$)
Outstanding, June 30, 2009	-	-
Issued (Note 10b)	151,890	3.50
Outstanding, June 30, 2010	151,890	3.50
Granted (Note 10b)	383,640	9.00
Exercised	(324,528)	6.43
Outstanding, June 30, 2011	211,002	9.00

At June 30, 2011, the following agent’s options and warrants were outstanding:

Expiry Date	Number of Agents’ options and warrants	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
December 22, 2012	211,002	9.00	1.48

11.  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2011:

a)

$230,000 (2010 - $185,936; 2009 - $103,456) was charged for management fees by an officer and director and bonus paid to an officer of the Company. As at June 30, 2011, $Nil (2010 - $Nil) was owed to the officer.

b)

$281,777 (2010 - $208,222; 2009 - $114,286) was charged by a private company controlled by a director and officer of the Company for accounting, management fees and rent.  As at June 30, 2011, $73,959 (2010 - $12,023) was owed to this private company.

Related party transactions were in the normal course of operations and are measured at the fair value amount as determined by management. The amounts owed bear no interest and are unsecured with no repayment terms.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

12.  INCOME TAX

A reconciliation of income tax recovery at statutory rates compared to reported income tax recovery is as follows:

	2011	2010
Loss for the year	$ (16,657,963)	$ (2,791,969)

Expected income tax recovery	(2,135,287)	464
Effect of foreign tax differences	(1,290,042)	(419,039)
Non-deductible expenses	2,779,888	(9,319)
Unrecognized benefit of non capital losses	645,441	427,894

Total income tax recovery	$ -	$ -

The significant components of the Company’s future income tax assets and liabilities are as follows:

	2011	2010
Future income tax assets (liabilities):
Non-capital loss carry forwards	1,593,700	1,032,800
Equipment	9,748	2,832
Cumulative Eligible Capital	872	872
Share Issue Costs	909,939	170,951
Resources expense – USA	(115,775)	(80,895)
Resource expenses – Canada	(6,750)	-

Future income tax assets	2,391,734	1,126,560
Valuation allowance	(2,391,734)	(1,126,560)

Net future income tax assets	$ -	$ -

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

12.  INCOME TAXES, Continued

The following is a schedule of the Company’s aggregate non-capital losses available to reduce taxable income in Canada in future years, expiring between 2011 and 2031 as follows:

Year of Expiration	Non-Capital Loss
CDN$

2014	251,000
2015	206,000
2026	461,000
2027	559,000
2028	521,000
2029	578,000
2030	1,371,000
2031	2,318,000
$6,265,000

The future tax benefits, if any, resulting from the application of these losses have been offset by a valuation allowance, as it cannot be considered likely that these amounts will be utilized.

The following is a schedule of the Company’s aggregate non-capital losses available to reduce taxable income in the United States in future years, expiring between 2014 and 2026 as follows:

Year of Expiration	Non-Capital Loss
2015	65,000
2016	87,000
2017	35,000
2018	15,000
2019	15,000
2020	15,000
2021	38,000
2022	24,000
2023	59,000
2024	117,000
2025	155,000
2026	208,000
$ 833,000

The future tax benefits, if any, resulting from the application of these losses have been offset by a valuation allowance, as it cannot be considered likely that these amounts will be utilized.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

13.  COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

The Company’s mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  The Company conducts its operations so as to protect public health and the environment, and believes its operations are materially in compliance with all applicable laws and regulations.  The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

Rent commitment

The Company signed a five-year office building lease for its US office in Lakewood, Colorado, USA. The Company is committed to pay the monthly rent instalments according to the following schedule:

August 2011 through July 2012	$ 7,415
August 2012 through July 2013	$ 7,610
August 2013 through July 2014	$ 7,805
August 2014 through July 2015	$ 8,000
August 2015 through July 2016	$ 8,195

14.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2011	2010	2009
Non-cash information
Shares issued on property acquisition	$ -	$ 1,732,438	$ -
Fair value of securities exercised	6,506,252	291,792	94,492
Fair value of agents’ options and warrants issued	2,359,663	310,985	290,328
Fair value of share received as option payment	44,123	-	-

Other items
Interest received	$ 350,223	$ 38,595	$ 32,575

15.  SEGMENTED INFORMATION

The Company operates in a single reportable operating segment, being exploration and development of mineral properties.

Summarized financial information for the geographic segments the Company operates in are as follows:

	Canada	United States	Total
As at June 30, 2011
Assets	$ 74,506,793	$ 976,918	$ 75,483,711
As at June 30, 2010
Assets	$ 13,221,739	$ 189,168	$ 13,410,907

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Expressed in US Dollars)

15.

SEGMENTED INFORMATION, Continued

	Canada	United States	Total
For the year ended June 30, 2011
Losses for the year	$ 8,057,684	$ 8,600,278	$ 16,657,962
Capital expenditures	$ 1,815	$ 454,482	$ 456,297
For the year ended June 30, 2010
Losses (gains) for the year	$ (1,627)	$ 2,793,596	$ 2,791,969
Capital expenditures	$ -	$ 172,085	$ 172,085
For the year ended June 30, 2009
Losses for the year	$ 1,239,377	$ 604,957	$ 1,844,334
Capital expenditures	$ -	$ -	$ -

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The Company notes that during the period covered by this Annual Report on Form 10-K, the Company restated its financial statements due to an adjustment in its accounting for warrants in its reconciliations to United States generally accepted accounting principles (“U.S. GAAP”) in the footnotes to its financials statements for the following periods: (1) the fiscal year ended June 30, 2010 and (2) the fiscal quarters ended September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010.  As a result of the accounting oversight in U.S. GAAP, in February of 2011, the Company hired Deloitte & Touche LLP as accounting consultant to the Company to bolster the Company U.S. GAAP expertise.  The Company’s management does not believe that the restatement of the accounting treatment for warrants under U.S. GAAP resulted through a material weakness in the Company’s internal control over financial reporting or as a result of the Company’s disclosure controls and procedures being ineffective, and management’s assessments as of June 30, 2011, reflects this fact.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of June 30, 2011, our internal controls over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of June 30, 2011 has been audited by DeVisser Gray LLP, the independent registered public accounting firm that audited our Financial Statements included in this annual report.

Attestation Report of the Registered Public Accounting Firm.

DeVisser Gray LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.rareelementresources.com and on SEDAR at www.sedar.com.  Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website.

NYSE Amex Corporate Governance

Our common shares are listed on NYSE Amex. Section 110 of the NYSE Amex Company Guide permits NYSE Amex to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE Amex listing criteria, and to grant exemptions from NYSE Amex listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which our governance practices differ from those followed by domestic companies pursuant to NYSE Amex standards is available on our website at www.rareelementresources.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the section entitled “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)

The consolidated financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)

Reference is made to the Exhibit Index that follows the signature pages on this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Donald E. Ranta	/s/ David P. Suleski
	Donald E. Ranta, President, Chief Executive Officer and Director	David P. Suleski, Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: September 28, 2011	Date: September 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Per:	/s/Mark T. Brown
Mark T. Brown, Director
Date: September 28, 2011

Per:	/s/ N. Norman Anderson
N. Norman Anderson, Director
Date: September 28, 2011

Per:	/s/ Norman W. Burmeister
Norman W. Burmeister, Director
Date: September 28, 2011

Per:	/s/ Gregory E. McKelvey
Gregory E. McKelvey, Director
Date: September 28, 2011

Per:	/s/Paul J. Schlauch
Paul J. Schlauch, Director
Date: September 28, 2011

Per:	/s/Donald E. Ranta
Donald E. Rants, CEO and Director, Principal Executive Officer
Date: September 28, 2011

Per:	/s/David P. Suleski
David P. Suleski, CFO, Principal Accounting and Financial Officer
Date: September 28, 2011

  INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificates of Name Change (1)
3.3	Articles and By-Laws (1)
10.1	Consulting Agreement between Rare Element and Donald E. Ranta, dated 9/1/2007 (1)
10.2	Royalty Re-Purchase Agreement between the Company and Freeport-McMoRan Corporation, dated 3/31/2009 (1)
10.3	Agreement with VMS Ventures Inc. to acquire Eden Lake REE Project, dated 10/31/2009 (1)
10.4	Letter of Intent with Medallion Resources Ltd. regarding optioning in and joint venture on the Eden Lake Property, dated 11/13/2009 (1)
10.5	Joint Venture Agreement with Newmont North America Exploration Limited regarding Bear Lodge Property, dated 6/14/2006 (1)
10.6	Agreement with Altius Resources Inc. whereby the Company acquired the Nuiklavik Property, dated 1/6/2010 (2)
10.7	Joint Venture Agreement with Medallion Resources Ltd., whereby Medallion could acquire a 65% interest in the Eden Lake Property, dated 2/17/2010 (2)
10.8	Agreement between Newmont whereby Newmont terminated its right to acquire a 65% interest in the Bear Lodge Property, dated 514/2010 (2)
10.9	Amendment to Medallion JV Agreement, dated 9/15/2010 (2)
10.10	Consulting Agreement between Rare Element and Donald Ranta, dated 9/1/2007; as amended by Director’s Resolution dated 10/14/2009 (3)
10.11	Employment agreement with Jaye Pickarts, Chief Operating Officer
10.12	Stock Option Plan of the Company
21.1	Subsidiaries of the Company
23.1	Consent of DeVisser Gray LLP, Chartered Accountant
23.2	Consent of Alan Noble, Ore Reserves Engineering
23.3	Consent of Dr. Jeffrey Jaacks
23.4	Consent of Dr. James G. Clark, L. Geo
23.5	Consent of Jaye T. Pickarts, P.E.
23.6	Consent of Michael R. Richardson, P.E., John T. Boyd Company

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the Company’s Form 20FR as filed with the Securities Exchange Commission on November 16, 2009.

(2)

Incorporated by reference to the Company’s Form 6-K, as filed with the Securities Exchange Commission on 10/27/2010.

(3)

Incorporated by reference to the Company’s Form 6-K, as filed with the Securities Exchange Commission on 10/29/2010.