Form 10-K/A
period 2011-06-30
RARE ELEMENT RESOURCES LTD
filed 2011-10-14
CIK 1419806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K /A
 (Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Rare Element Resources Ltd.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K/A or incorporated by reference:

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Donald E. Ranta	/s/ David P. Suleski
	Donald E. Ranta, President, Chief Executive Officer and Director	David P. Suleski, Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: October 14, 2011	Date: October 14, 2011

2

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificates of Name Change (1)
3.3	Articles and By-Laws (1)
10.1	Consulting Agreement between Rare Element and Donald E. Ranta, dated 9/1/2007 (1)
10.2	Royalty Re-Purchase Agreement between the Company and Freeport-McMoRan Corporation, dated 3/31/2009 (1)
10.3	Agreement with VMS Ventures Inc. to acquire Eden Lake REE Project, dated 10/31/2009 (1)
10.4	Letter of Intent with Medallion Resources Ltd. regarding optioning in and joint venture on the Eden Lake Property, dated 11/13/2009 (1)
10.5	Joint Venture Agreement with Newmont North America Exploration Limited regarding Bear Lodge Property, dated 6/14/2006 (1)
10.6	Agreement with Altius Resources Inc. whereby the Company acquired the Nuiklavik Property, dated 1/6/2010 (2)
10.7	Joint Venture Agreement with Medallion Resources Ltd., whereby Medallion could acquire a 65% interest in the Eden Lake Property, dated 2/17/2010 (2)
10.8	Agreement between Newmont whereby Newmont terminated its right to acquire a 65% interest in the Bear Lodge Property, dated 514/2010 (2)
10.9	Amendment to Medallion JV Agreement, dated 9/15/2010 (2)
10.10	Consulting Agreement between Rare Element and Donald Ranta, dated 9/1/2007; as amended by Director’s Resolution dated 10/14/2009 (3)
10.11	Employment Agreement with Jaye Pickarts, Chief Operating Officer (4)
10.12	Stock Option Plan of the Company (4)
21.1	Subsidiaries of the Company (4)
23.1	Consent of DeVisser Gray LLP, Chartered Accountant (4)
23.2	Consent of Alan Noble, Ore Reserves Engineering (4)
23.3	Consent of Dr. Jeffrey Jaacks (4)
23.4	Consent of Dr. James G. Clark, L. Geo (4)
23.5	Consent of Jaye T. Pickarts, P.E. (4)
23.6	Consent of Michael R. Richardson, P.E., John T. Boyd Company (4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act (4)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act (4)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS	XBRL Instance Document (5)(6)
101.SCH	XBRL Taxonomy Extension Schema Document (5)(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)(6)

(1)

Incorporated by reference to the Company’s Form 20FR as filed with the Securities Exchange Commission on November 16, 2009.

(2)

Incorporated by reference to the Company’s Form 6-K, as filed with the Securities Exchange Commission on 10/27/2010.

(3)

Incorporated by reference to the Company’s Form 6-K, as filed with the Securities Exchange Commission on 10/29/2010.

(4)

Previously filed with the Company’s Original Annual Report on Form 10-K on September 28, 2011.

(5)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(6)   Filed herewith.

3