Form 10-Q
period 2011-09-30
RARE ELEMENT RESOURCES LTD
filed 2011-11-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34852

RARE ELEMENT RESOURCES LTD.

 (Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Union Blvd., Suite 250
Lakewood, Colorado	80228
(Address of Principal Executive Offices)	(Zip Code)

(720) 278-2460

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes  ☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☒   an accelerated filer, ☐  a non-accelerated filer, or   ☐   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of November 9, 2011:  44,096,674

3

TABLE OF CONTENTS

 Page

PART I - FINANCIAL INFORMATION

4

ITEM 1.   FINANCIAL STATEMENTS

4

Balance Sheets, September 30, 2011 (unaudited) and June 30, 2011

4

Statements of Operations and Comprehensive Loss for the three months ended

September 30, 2011 and 2010 (unaudited)

5

Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited)

6

Statement of Shareholders’ Equity (unaudited)

7

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

18

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

22

ITEM 4.   CONTROLS AND PROCEDURES

23

PART II – OTHER INFORMATION

24

ITEM 1.   LEGAL PROCEEDINGS

24

ITEM 1A.   RISK FACTORS

24

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4.   [REMOVED AND RESERVED]

24

ITEM 5.   OTHER INFORMATION

24

ITEM 6.   EXHIBITS

24

SIGNATURES

25

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets, September 30, 2011 (unaudited) and June 30, 2011

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in US Dollars)
	Notes	September 30, 2011	June 30, 2011
		(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents		$ 64,170,389	$ 72,311,970
Marketable securities	5	29,046	53,238
Accounts receivable		560,153	327,281
Prepaid expenses		402,305	353,235
		65,161,893	73,045,724
Equipment	7	333,234	145,160
Mineral properties	6	1,669,060	1,669,060
Marketable securities	5	120,831	201,484
Reclamation bonding	13	422,283	422,283
		$ 67,707,301	$ 75,483,711

LIABILITIES
CURRENT
Accounts payable and accrued liabilities		$ 1,022,062	$ 1,019,146
Due to related parties	12	43,156	73,959
		1,065,218	1,093,105
Asset retirement obligation	9	100,540	100,540
Derivative liability	8	109,981	195,953
		1,275,739	1,389,598
SHAREHOLDERS' EQUITY
SHARE CAPITAL, no par value
Common - unlimited shares authorized;
outstanding: September 30, 2011 - 44,096,674;
June 30, 2011 - 44,076,674	10	91,457,296	91,357,438
ADDITIONAL PAID-IN CAPITAL	11	12,771,370	9,504,099
ACCUMULATED OTHER COMPREHENSIVE LOSS		(92,800)	3,306
DEFICIT		(37,704,304)	(26,770,730)
		66,431,562	74,094,113

		$ 67,707,301	$ 75,483,711

Nature of operations	1
Commitments and contingencies	13

See accompanying notes to consolidated interim financial statements

Statements of Operations and Comprehensive Loss for the three months ended September 30, 2011 and 2010 (unaudited)

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in US Dollars)
	Notes	Cumulative amounts from the beginning of the exploration stage on June 3, 1999 to September 30, 2011	Three months ended September 30, 2011	Three months ended September 30, 2010

EXPENSES
Exploration expense		$ 16,818,165	$ 3,846,627	$ 2,839,204
Corporate administration and investor relations		4,551,323	506,677	157,197
Amortization		69,493	20,261	3,065
Corporate development		297,831	19,003	19,810
Foreign exchange (gain)/loss		706,470	3,497,270	(212,716)
Management, accounting and secretarial	12	1,950,631	104,285	89,140
Stock-based compensation		12,460,575	3,311,715	448,869
		36,854,488	11,305,838	3,344,569
OTHER (INCOME)/EXPENSE
Interest income		(1,097,235)	(286,292)	(25,120)
Write-off of mineral properties and others		1,050,028	-	-
Mark to market (gain)/loss on share purchase warrants	8	897,023	(85,972)	2,157,156
		849,816	(372,264)	2,132,036
NET LOSS FOR THE PERIOD		$ 37,704,304	$ 10,933,574	$ 5,476,605

OTHER COMPREHENSIVE (INCOME)/LOSS

Unrealized (gain)/loss on marketable securities	5	$ 92,800	$ 96,106	$ (30,129)

NET LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD		$ 37,797,104	$ 11,029,680	$ 5,446,476

LOSS PER SHARE - BASIC AND DILUTED			$ (0.25)	$ (0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING			44,096,015	32,440,799

See accompanying notes to consolidated interim financial statements

Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited)

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Expressed in US Dollars)
	Cumulative amounts from the beginning of the exploration stage on June 3, 1999 to September 30, 2011	Three months ended September 30, 2011	Three months ended September 30, 2010

Cash flows from operating activities:
Net loss for the period	$ (37,704,304)	$ (10,933,574)	$ (5,476,605)
Adjustments to reconcile loss for the period to cash used in operations:
Amortization	69,493	20,261	3,065
Asset retirement obligation	100,540	-	-
Fair value of warrants received pursuant to the sale of mineral properties	(15,083)	-	-
Foreign exchange (gain)/loss	8,738	8,738	-
Mark to market gain/(loss) on share purchase warrants	897,023	(85,972)	2,157,156
Write-off of mineral properties and others	16,625	-	-
Stock-based compensation	12,460,575	3,311,715	448,869
Interest income accrued	(420,371)	(128,850)	-
Changes in working capital		-	-
Accounts receivable	(85,356)	(104,022)	(13,064)
Prepaid expenses	(413,826)	(49,070)	(1,933)
Accounts payable and accrued liabilities	802,680	2,916	313,247
Due to related party	13,969	(30,803)	15,462
Net cash used in operating activities	(24,269,297)	(7,988,661)	(2,553,803)

Cash flows from investing activities:
Marketable securities acquired	(207,293)	-	-
Mineral property costs	(28,815)	-	-
Reclamation bonding	(421,750)	-	(311,750)
Purchase of equipment	(402,726)	(208,334)	-
Payments received for sale/option of mineral properties	279,486	-	-
Net cash used in investing activities	(781,098)	(208,334)	(311,750)

Cash flows from financing activities:
Advance of promissory note	110,737	-	-
Repayment of promissory note	(129,286)	-	-
Cash received for common shares	93,808,993	55,414	2,351,702
Share issue costs	(4,788,458)	-	114,344
Net cash provided by financing activities	89,001,986	55,414	2,466,046
Cash acquired in capital transaction	218,798	-	-
Increase/(decrease) in cash and cash equivalents	64,170,389	(8,141,581)	(399,507)
Cash and cash equivalents - beginning of the period	-	72,311,970	11,460,476
Cash and cash equivalents - end of the period	$ 64,170,389	$ 64,170,389	$ 11,060,969

Supplemental disclosure with respect to cash flows - Note 14

See accompanying notes to consolidated interim financial statements

Statement of Shareholders’ Equity (unaudited)

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED INTERIM STATEMENTS OF SHAREHOLDER’S EQUITY (Expressed in US Dollars)

	Notes	Number of shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit	Total
Balance, June 30, 2011 (Audited)		44,076,674	91,357,438	9,504,099	3,306	(26,770,730)	74,094,113
Exercise of options	11	20,000	55,414	-	-	-	55,414
Fair value of options		-	44,444	(44,444)	-	-	-
Stock-based compensation	11	-	-	3,311,715	-	-	3,311,715
Unrealized loss on available for sale investments		-	-	-	(96,106)		(96,106)
Net loss for the period		-	-	-	-	(10,933,574)	(10,933,574)
Balance, September 30, 2011 (Unaudited)		44,096,674	$91,457,296	$ 12,771,370	$ (92,800)	$(37,704,304)	$66,431,562

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (“Rare Element” or “the Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

The Company is in the process of exploring and evaluating its mineral property interests and has not yet determined whether its mineral property interests contain mineral reserves that are economically recoverable. The Company’s continuing operations and the underlying value and recoverability of the amounts shown for mineral property interests are entirely dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the exploration and development of the mineral property interests, obtaining the necessary permits to mine, and on future profitable production or proceeds from the disposition of the mineral property interests. To date, the Company has no revenue and has an accumulated operating deficit of $37,704,304.

Management of the Company is of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet the Company’s obligations.  Although the Company has been successful in raising such capital in the past, there can be no assurance that the Company will be able to do so in the future.  At September 30, 2011, the Company had working capital of $64,096,675, which is sufficient to fund operations for a period greater than twelve months.

2.

BASIS OF PRESENTATION

In July, 2011, the Company became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to the US regulations with Canadian secondary filings. While this will have no impact on the value of the Company, shareholders will have to adapt to filings in the US regulation formats. The Company’s financial statements are presented in US generally accepted accounting principles (“US GAAP”), as required under SEC rules.

The Company’s reporting under US GAAP is similar to Canadian GAAP, except that exploration expenditures are expensed as incurred until a property has declared proven and probable mineral reserves.  As a result of this difference, exploration costs reported in 2010 have been reclassified to the current presentation.

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of June 30, 2011 and 2010 and for each of the three years ended June 30, 2011 included in our Annual Report on Form 10-K for the year ended June 30,2011.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2011 and the results of our operations and cash flows for the three months ended September 30, 2011 and 2010 in conformity with U.S. GAAP.  Interim results of operations for the three months ended September 30, 2011 may not be indicative of results that will be realized for the full year ending June 30, 2012.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

3.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In December 2010, ASC guidance for business combinations was updated to clarify existing guidance that requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The updated guidance became effective for our fiscal year that began on June 30, 2011.  Adoption of this guidance has had no impact on our consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation.  The updated guidance became effective for our fiscal year that began on July 1, 2011.  Adoption of this guidance had no impact on our consolidated financial statements for the three months ended September 30, 2011 and is expected to have minimal impact for the full year.

4.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net loss.  Financial assets classified as held-to-maturity and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization.  Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive (income)/loss until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in (income)/loss.

Financial instruments, including cash and cash equivalents, accounts receivable, reclamation bonding, accounts payable and accrued liabilities are carried at cost, which management believes approximate the recognized fair value due to the short term nature of these instruments.  Marketable securities are classified as available-for-sale, with unrealized gains and losses being recognized in other comprehensive (income)/loss.

The Company’s financial instruments have been designated as follows:

•

Held-for-trading: cash and cash equivalents, reclamation bond and derivative liabilities

•

Available-for-sale: marketable securities

•

Other financial liabilities: accounts payable, accrued liabilities, due to related parties and ARO

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

The following table presents information about financial instruments recognized at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset. As of September 30, 2011, the Company did not have any inputs considered to be Level 3.

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 37,740,887	$ 26,429,502	$ 64,170,389
Marketable securities	149,877	-	149,877
Reclamation bonding	422,283	-	422,283
Total	$ 38,313,047	$ 26,429,502	$ 64,742,549

Liabilities
Derivative liabilities	$ -	$ 109,981	$ 109,981
Total	$ 38,313,047	$ 26,539,483	$ 64,852,530

Derivative liabilities which are comprised of share purchase warrants not listed on public exchanges are valued using the Black Scholes valuation model.  The valuation model requires a variety of inputs, including strike price, contractual terms, market prices, measure of volatility and interest rate.  Because the inputs are derived from observable market data, derivative liabilities are classified within Level 2 of the fair value hierarchy.

5.

MARKETABLE SECURITIES

Marketable securities consist of equity securities over which the Company does not have control or significant influence.  Marketable securities are designated as available-for-sale and valued at fair value.

	September 30, 2011				June 30, 2011
	Cost	Unrealized (gain)/loss	Foreign exchange movement	Fair Market Value	Cost	Unrealized (gain)/loss	Foreign exchange movement	Fair Market Value
Current	$ 44,123	$ (16,502)	$ 1,425	$ 29,046	$ 44,123	$ 5,991	$ 3,124	$ 53,238
Long-term	204,137	(76,298)	(7,008)	120,831	204,137	(2,685)	32	201,484
	$ 248,260	$ (92,800)	$ (5,583)	$ 149,877	$ 248,260	$ 3,306	$ 3,156	$ 254,722

6.

MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

	Bear Lodge REE Property	Sundance Gold Property	Eden Lake Property	Nuiklavik Property	Total
Mineral property costs, September 30, 2011 and June 30, 2011	$ -	$ 27,000	$ 915,058	$ 727,002	$ 1,669,060

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

The Company completed an impairment analysis as at September 30, 2011. Management concluded that no impairment charge was required because:

•

there have been no significant changes in the legal factors or climate that affects the value of the properties;

•

all property rights remain in good standing;

•

the recent increase in prices in rare-earth-oxide (“REO”) and gold;

•

exploration results continue to be positive for both the Bear Lodge REE Project and the Sundance Gold Project;

•

the REE mineral resource was recently increased;

•

the Company intends to continue its exploration and development plans on its Bear Lodge REE Project and the Sundance Gold Project; and

•

the Company is looking for partners for its Eden Lake and Nuiklavik Properties.

7.

EQUIPMENT

	September 30, 2011			June 30, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Computer equipment	$ 68,270	$ 18,740	$ 49,530	$ 45,913	$ 12,626	$ 33,287
Furniture	79,920	7,377	72,543	44,824	4,482	40,342
Geological equipment	205,328	35,202	170,126	97,080	25,549	71,531
Vehicle	42,634	1,599	41,035	-	-	-
	$ 396,152	$ 62,918	$ 333,234	$ 187,817	$ 42,657	$ 145,160

8

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

During the three months ended September 30, 2011, the Company recognized a mark-to-market gain of $85,972.

9.

ASSET RETIREMENT OBLIGATION

An environmental provision of $100,540 was recognized in fiscal year 2011 in respect of the Company’s current obligations to reclaim areas used for exploring the Bear Lodge Property.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

10.

SHARE CAPITAL

	Number of shares issued	Share capital

As of June 30, 2011	44,076,674	$ 91,357,438

Exercise of stock options - cash	20,000	55,414
Exercise of stock options - fair value - Note 11	-	44,444

Issued during the three months ended September 30, 2011	20,000	99,858

As of September 30, 2011	44,096,674	$ 91,457,296

11.

ADDITIONAL PAID-IN CAPITAL

Stock options

The Company established a 20% fixed stock option plan whereby the board of directors may from time to time grant options up to 5,779,347 common shares to individual eligible directors, officers, employees or consultants.  The maximum term of any option is five years. The exercise price of an option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the Toronto Stock Exchange and the NYSE Amex. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% vest 4 months after date of grant, 20% vest 8 months after the date of grant, 20% vest 12 months after the date of grant, 20% vest 15 months after the date of grant, and the remaining 20% vest 18 months after the date of grant.

The following table provides certain stock options disclosure:

	For the three months ended September 30, 2011 (in millions)	For the year ended June 30, 2011 (in millions)
Stock-based compensation expense	$3.31	$7.41
Intrinsic value of options exercised	$0.16	$15.66
Fair value of awards vesting	$2.93	$2.32
Cash received on option exercises	$0.06	$1.34
Unamortized stock-based compensation expense	$5.88	$7.12

The following table summarizes the weighted-average assumptions used in determining fair values:

	For the three months ended September 30, 2011	For the year ended June 30, 2011
Grant date fair value	CDN$6.93	CDN$9.13
Grant market price	CDN$8.85	CDN$11.44
Ending common share price	CDN$5.40	CDN$10.67
Expected volatility	108%	117%
Expected option term - years	5	5
Risk-free interest rate	2.0%	2.3%
Forfeiture rate	0%	0%
Dividend yield	0%	0%

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price (CDN$)	Weighted Average Fair Value (CDN$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CDN$)
Outstanding, June 30, 2010	3,236,000	1.30	0.97	3.36	2,956,170
Granted	1,438,000	11.77	9.13	4.67	-
Exercised	(1,537,500)	0.87	0.64	1.87	-
Outstanding, June 30, 2011	3,136,500	6.31	4.91	3.67	15,492,845
Granted	410,000	8.85	6.93	4.86	-
Exercised	(20,000)	2.71	2.17	3.66	-
Outstanding, September 30, 2011	3,526,500	6.62	5.16	3.58	6,254,500
Exercisable, September 30, 2011	1,898,700	3.65	2.87	2.82	5,904,940

The following table summarizes the options outstanding and exercisable at September 30, 2011:

Expiry Date	Options Outstanding	Options Exercisable	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
January 10, 2012	100,000	100,000	0.55	0.28
October 1, 2012	250,000	250,000	1.00	1.01
January 27, 2014	505,500	505,500	0.58	2.33
July 20, 2014	200,000	200,000	2.09	2.81
April 19, 2015	184,000	146,000	3.28	3.55
May 28, 2015	439,000	339,000	2.71	3.66
January 11, 2016	403,000	161,200	15.16	4.28
March 16, 2016	985,000	197,000	10.50	4.46
June 17, 2016	50,000	-	9.35	4.72
July 5, 2016	100,000	-	9.95	4.76
August 23, 2016	310,000	-	8.49	4.90
	3,526,500	1,898,700		3.58

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	2.10 – 2.36%	1.28 – 2.52%
Expected volatility	110 - 113%	116 – 137%
Expected dividend yield	Nil	Nil
Expected life in years	1.5 – 5	1.5 – 5

During the three months ended September 30, 2011, the Company recognized $3,311,715 (2010 - $448,869) of stock-based compensation expense for options granted to directors, officers, and consultants.

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock.  Changes in these assumptions can materially affect fair value estimates and, therefore, it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock-option grants.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

Warrants

The following table summarizes the Company’s warrants activity:

	Number of Warrants	Weighted Average Exercise Price (CDN$)
Outstanding, June 30, 2009	1,000,000	1.00
Granted	2,865,751	4.02
Exercised	(144,500)	1.03
Outstanding, June 30, 2010	3,721,251	3.32
Exercised	(3,601,964)	3.28
Outstanding, September 30, 2011 and June 30, 2011	119,287	4.75

At September 30, 2011, the following warrants were outstanding:

Expiry Date	Number of Warrants	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
April 13, 2012	119,287	4.75	0.54

Agents’ Options and Warrants

The following table summarizes the Company’s agents’ options and warrants activity:

	Number of Agents’ options and warrants	Weighted Average Exercise Price (CDN$)
Outstanding, June 30, 2009	-	-
Issued	151,890	3.50
Outstanding, June 30, 2010	151,890	3.50
Granted	383,640	9.00
Exercised	(324,528)	6.43
Outstanding, September 30, 2011 and June 30, 2011	211,002	9.00

At September 30, 2011, the following agent’s options and warrants were outstanding:

Expiry Date	Number of Agents’ options and warrants	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
December 22, 2012	211,002	9.00	1.23

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

12.

RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2011:

•

$50,000 (2010 - $36,700) was charged for management fees by an officer and director of the Company. As at September 30, 2011, $Nil (June 30, 2011 - $Nil) was owed to the officer.

•

$108,119 (2010 - $54,605) was charged by a private company controlled by a director of the Company for accounting, management fees and rent.  As at September 30, 2011, $43,156 (June 30, 2011 - $73,959) was owed to this private company.

Related party transactions were in the normal course of operations and are measured at the fair value amount as determined by management. The amounts owed bear no interest and are unsecured with no repayment terms.

13.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

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

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars, unless otherwise noted)

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended September 30,
	2011	2010
Non-cash information
Shares issued on property acquisition	$ -	$ 44,707
Fair value of securities exercised	44,444	491,621
Fair value of agents’ options and warrants issued	-	310,988

Other items
Interest received	$ 157,442	$ 25,120

15.

SEGMENTED INFORMATION

The Company operates in a single reportable operating segment, being exploration and development of mineral properties.

Summarized financial information for the geographic segments the Company operates in are as follows:

	Canada	United States	Total
As at September 30, 2011
Assets	$ 64,041,193	$ 3,666,108	$ 67,707,301
As at June 30, 2011
Assets	$ 74,506,793	$ 976,918	$ 75,483,711

	Canada	United States	Total
For the three months ended September 30, 2011
Losses for the period	$ 3,386,437	$ 7,547,137	$ 10,933,574
Capital expenditures	$ -	$ 208,334	$ 208,334
For the three months ended September 30, 2010
Losses for the period	$ 477,680	$ 4,998,925	$ 5,476,605
Capital expenditures	$ -	$ 311,750	$ 311,750

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

•

risks associated with governmental and environmental regulations;

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K and our Current Reports on Form 8-K. The reports and documents filed by the Company with the SEC are available at www.sec.gov.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under elsewhere in this report. See “Forward-Looking Statements” above.

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations

Introduction

This is Management’s Discussion and Analysis (“MD&A”) for Rare Element Resources Ltd. and has been prepared based on information known to management as of the date of this report. This MD&A is intended to help the reader understand the unaudited consolidated financial statements of Rare Element.

Rare Element is focused on exploring and developing economic mineral projects which contain or have the potential to contain rare-earth elements with or without gold. The Company plans to explore advanced-stage exploration projects itself, and to acquire and option out earlier stage exploration projects, while keeping a retained interest.

The main focus of the Company is advancing the Bear Lodge REE Project located near Sundance, Wyoming, USA.

In July, 2011, the Company became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to the US regulations with Canadian secondary filings. While this will have no impact on the value of the Company, shareholders will have to adapt to filings in the US regulation formats. The Company has adopted US generally accepted accounting principles (“US GAAP”), as required under SEC rules.  This MD&A should be read in conjunction with the consolidated financial statements for the quarter ended September 30, 2011 and supporting notes.

The Company’s reporting under US GAAP is similar to Canadian GAAP, except that exploration expenditures are expensed as incurred until a property has declared proven and probable mineral reserves.

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

Outlook

Rare Element Resources has sufficient cash on hand to conduct its current exploration and operating plans through 2012. Rare Element Resources plans to continue to advance the Bear Lodge REE Project and the Sundance Gold Project in Wyoming, USA, during 2011 and into 2012 including the following:

•

Additional resource definition drilling to expand and upgrade the resources at the Bull Hill (aka Bull Hill SW), Whitetail Ridge, and Bull Hill NW deposits.

•

Exploration drilling at the Bull Hill West, Carbon REE, Taylor REE, and other prospective REE targets identified during the 2010 exploration program.

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

•

Environmental baseline and geotechnical studies for use in the environmental impact study (“EIS”) and prefeasibility study.

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

Description of Metal Markets

Rare earth elements (“REE”) are used in hybrid-electric-vehicles (“HEV”) and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride (“Ni-MH”) batteries and REE “super” magnets within electrical motors and generators; REE are also used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, compact fluorescent lights, petroleum-refining catalysts and numerous other modern specialty technologies.

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

The prices of REE are quoted in different forms including. rare-earth carbonate concentrates that contain approximately 42 percent to 45 percent REOs can be marketed or they can be separated into individual oxides or sold in small sub-groups of similar elements.

According to www.metal-pages.com (“Metal Pages”), the prices of REEs have generally increased approximately 500 percent in 2010 after a slight recovery in 2009 from depressed prices in 2008 due to worldwide economic turmoil. For example, according to Metal Pages, the prices of REE concentrates have increased from $4,500 per ton in July 2010 to approximately $38,000 per ton in December 2010. REO prices increased considerably during the first two quarters of 2011 but have declined in the third quarter.

Since REE are used for many new technologies, it is estimated that their demand for REE will increase at a rate of 7 to 10 percent per year for the next 5 years and possibly longer [IMCOA, Roskill and Rare Earths Industry Stakeholders, 2011, Dudley J. Kingsnorth].  Rare-earth magnet demand using Nd, Pr, Dy and Tb, is expected to increase annually at a rate of 10-15 percent.

Risks and Uncertainties

The Company’s operations are subject to certain risks and uncertainties that may impact the Company’s financial results.  For a full list of such risks and uncertainties, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on September 28, 2011.

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

Results of Operations

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010

The net loss for the three-month period ended September 30, 2011 totaled $10,933,574 or $0.25 per share as compared to a net loss of $5,476,605 or $0.17 per share for the same period in 2010, which is an increase of $5,456,969.

Exploration expense

Exploration expense for the three-month period ended September 30, 2011 was $3,846,627 as compared with $2,839,204 for the same period in 2010.  This increase is due to additional exploration work, including the pre-feasibility study, at the Bear Lodge REE Project and the Sundance Gold Project.  The following table shows the major exploration expenses incurred for the comparative periods by project:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Bear Lodge REE property
Assays	$ 195,591	$ 144,935
Drilling	1,110,215	1,537,358
Engineering consulting	496,627	111,182
Environmental costs	119,825	5,846
Geological consulting and geochemistry	300,511	263,249
Holding costs	311,989	196,701
Metallurgical testing	243,156	48,173
Subtotal - Bear Lodge REE property	2,777,914	2,307,444

Sundance Gold Project
Assays	66,368	63,209
Drilling	249,724	297,360
Others	202,555	171,191
Subtotal - Sundance Gold property	518,647	531,760

Pre-feasibility Study	550,066	-

Total exploration expense	$ 3,846,627	$ 2,839,204

Foreign exchange (gain)/loss

A foreign exchange loss of $3,497,270 was recognized for the three-month period ended September 30, 2011 as compared with a foreign exchange gain of $212,716 for the same period in 2010.  The increase in the foreign exchange loss of $3,709,986 was due to the majority of the Company’s cash balances being in Canadian dollars during a period when the US dollar (our reporting currency) has appreciated against the Canadian dollar. In the future, we intend to hold between six months and twelve months of US based spending in US dollars as a natural hedge against currency fluctuations.

Interest income

Interest income was $286,292 for the three-month period ended September 30, 2011 as compared to $25,120 for the same period in 2010.  The increase of $261,172 from the respective prior period was due to an increase in interest earned on the funds that the Company held in financial institutions as a result of increased cash balances.

Stock-based compensation

Non-cash stock-based compensation was $3,311,715 for the three-month period ended September 30, 2011 as compared to $448,869 for the same period in 2010.  The increase of $2,862,846 from the respective prior period was the result of an increase in stock options granted during the latter part of the fiscal year ended June 30, 2011 and the subsequent amortization expense associated with the awards as they vest over time.

Liquidity and Capital Resources

Liquidity and Capital Resources for the quarter ended September 30, 2011

The Company’s working capital as at September 30, 2011 was $64,096,675 (June 30, 2011 - $71,952,619). As at September 30, 2011, cash totaled $64,170,389, representing a decrease of $8,141,581 from June 30, 2011.

During the quarter ended September 30, 2011, 20,000 options were exercised for gross proceeds of $55,414. The Company spent $208,334 on the purchase of equipment. The Company also spent $7,988,661 on its operating activities, of which $3,497,270 relates to the foreign exchange loss as a result of the Company holding the majority of its cash and cash equivalents in Canadian dollars.

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

Asset Retirement Obligations

An asset retirement obligation of $100,540 was recognized in the quarter ended September 30, 2011 for the Company’s current obligations to reclaim areas used for exploring the Bear Lodge Property. As the Company disturbs more property the Company will record an increase in its asset retirement obligations.

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

Transactions with Related Parties

During the three-months ended September 30, 2011:

•

$50,000 (quarter ended September 30, 2010 - $36,700) was charged for management fees by an officer and director of the Company. As at September 30, 2011 $Nil (June 30, 2011 - $Nil) was owed to the officer.

•

$108,119 (quarter ended September 30, 2010 - $54,605) was charged by a private company controlled by a director of the Company for accounting, management fees and rent. As at September 30, 2011 $43,156 (June 30, 2011 - $73,959) was owed to this private company.

Related party transactions were in the normal course of operations and are measured at the fair value amount as determined by management. The amounts owed bear no interest and are unsecured with no repayment terms.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part 2 in our Form 10-K for the fiscal year ended June 30, 2011

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. The Company’s cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of September 30, 2011. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Net loss and other comprehensive loss for the quarter ended September 30, 2011 could have varied if the Canadian Dollar to US Dollar foreign exchange rate varied by reasonably possible amounts from their actual balance sheet date values.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

The Company notes that during the period covered by our Annual Report on Form 10-K filed with the SEC on September 28, 2011,  the Company restated its financial statements due to an adjustment in its accounting for warrants in its reconciliations to United States generally accepted accounting principles (“U.S. GAAP”) in the footnotes to its financial statements for the following periods: (1) the fiscal year ended June 30, 2010 and (2) the fiscal quarters ended September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010.  As a result of the accounting oversight in U.S. GAAP, in February of 2011, the Company hired Deloitte & Touche LLP as accounting consultant to the Company to bolster the Company U.S. GAAP expertise.  The Company’s management does not believe that the restatement of the accounting treatment for warrants under U.S. GAAP resulted through a material weakness in the Company’s internal control over financial reporting or as a result of the Company’s disclosure controls and procedures being ineffective, and management’s assessments as of September 30, 2011, reflects this fact.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 1A.   RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED]

ITEM 5.   OTHER INFORMATION

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2011, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Donald E. Ranta
Donald E. Ranta
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	November 9, 2011

RARE ELEMENT RESOURCES LTD.

By:	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	November 9, 2011

25