Form 10-Q
period 2011-12-31
RARE ELEMENT RESOURCES LTD
filed 2012-02-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of February 8, 2012:  44,230,674

TABLE OF CONTENTS

 Page

TABLE OF CONTENTS

3

PART I - FINANCIAL INFORMATION

3

ITEM 1.   FINANCIAL STATEMENTS

3

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

14

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

19

ITEM 4.   CONTROLS AND PROCEDURES

19

PART II – OTHER INFORMATION

20

ITEM 1.   LEGAL PROCEEDINGS

20

ITEM 1A.   RISK FACTORS

20

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

20

ITEM 4.   MINE SAFETY DISCLOSURES

20

ITEM 5.   OTHER INFORMATION

20

ITEM 6.   EXHIBITS

20

SIGNATURES

21

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in United States (“US”) dollars, unless otherwise indicated.  Canadian currency is denoted as CDN$.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“US GAAP”).

References to “Rare Element,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, our future capital needs and our ability to meet these needs, our ability to obtain additional financing and plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our history of losses and need for additional financing;

•

risks associated with our lack of history of producing metals from our mineral properties;

•

risks associated with increased costs affecting financial condition;

•

risks associated with a shortage of equipment and supplies;

•

risks associated with mining and resource exploration being an inherently dangerous activity;

•

risks associated with operating in the resource industry, which is highly speculative;

•

risks associated with our lack of known reserves;

•

risks associated with resource estimates;

•

risks associated with material changes in mineral resource estimates;

•

risks associated with the difference in U.S. and Canadian practices for reporting reserves and resources;

•

risks associated with our lack of insurance for our operations;

•

risks associated with mineral operations being subject to market forces outside of our control;

•

risks associated with the permitting, licensing and approval processes for our operations;

•

risks associated with governmental and environmental regulations;

•

risks associated with future legislation regarding the mining industry and climate change;

•

risks associated with our land reclamation requirements;

•

risks related to competition in the mining and rare earth elements industries;

•

risks related to joint ventures and partnerships;

•

risks related to foreign currency fluctuations;

•

risks related to our dependence on key personnel;

•

risks related to the potential difficulty of attracting and retaining qualified personnel;

•

risks related to our executive officers and directors being engaged in other businesses;

•

risks related to title in our properties;

•

risks related to enforcement of civil liabilities in the U.S.;

•

risks related to our securities; and

•

risks associated with tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K and our Current Reports on Form 8-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of US Dollars, except shares outstanding)

	Notes	December 31, 2011	June 30, 2011
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 59,477	$ 72,312
Marketable securities	5	136	53
Interest receivable		484	284
Accounts receivable		66	44
Prepaid expenses		148	353
Total Current Assets		60,311	73,046
Equipment	7	373	145
Mineral properties	6	942	1,669
Marketable securities	5	-	201
Restricted cash	14	422	422
Total assets		$ 62,048	$ 75,483

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$ 2,796	$ 1,019
Due to related parties	13	29	74
Total Current Liabilities		2,825	1,093

Asset retirement obligation	9	101	101
Derivative liability	8	23	196
Total liabilities		2,949	1,390

SHAREHOLDERS' EQUITY
Capital stock, no par value - unlimited shares authorized; shares outstanding December 31, 2011 - 44,096,674; June 30, 2011 - 44,076,674	10	91,457	91,357
Additional paid in capital	11	15,502	9,504
Accumulated other comprehensive income	12	(28)	3
Accumulated deficit during exploration stage		(47,832)	(26,771)
Total shareholders' equity		59,099	74,094

Total liabilities and shareholders' equity		$ 62,048	$ 75,483

Nature of operations	1
Commitments and contingencies	14

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
(an exploration stage company)
CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in thousands of US Dollars, except share and per share amounts)

		Cumulative during exploration	Three months ended December 31,		Six months ended December 31,
	Notes	stage	2011	2010	2011	2010
Operating income and (expenses):
Exploration		$ (23,335)	$ (6,516)	$ (2,756)	$ (10,363)	$ (5,595)
Corporate administration and investor relations		(5,912)	(1,062)	(392)	(1,588)	(569)
Management, accounting and secretarial	13	(2,008)	(58)	(143)	(162)	(232)
Amortization		(91)	(22)	(3)	(42)	(6)
Gain/(loss) on currency translation		105	811	1,296	(2,686)	1,508
Stock-based compensation	11	(15,190)	(2,729)	(306)	(6,041)	(755)
Write-down of mineral property	6	(1,981)	(931)	-	(931)	-
Total operating expenses		(48,412)	(10,507)	(2,304)	(21,813)	(5,649)

Non-operating income and (expenses):
Interest income		1,349	252	46	538	71
Other income		50	50	-	50	-
Gain/(loss) on sale of marketable securities		(9)	(9)	-	(9)	-
Unrealized gain/(loss) on derivatives	8	(810)	87	(313)	173	(2,470)
Total non-operating income/(expenses)		580	380	(267)	752	(2,399)

Net loss		$ (47,832)	$ (10,127)	$ (2,571)	$ (21,061)	$ (8,048)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities		9	9	-	9	-
Unrealized gain/(loss) on available-for-sale securities	5	$ (42)	$ 56	$ 30	$ (39)	$ 60

COMPREHENSIVE LOSS		$ (47,865)	$ (10,062)	$ (2,541)	$ (21,091)	$ (7,988)

LOSS PER SHARE - BASIC AND DILUTED			$ (0.23)	$ (0.07)	$ (0.48)	$ (0.24)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING			44,096,674	35,404,961	44,096,346	33,870,078

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	Cumulative during exploration	Three months ended December 31,		Six months ended December 31,
	stage	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (47,832)	$ (10,127)	$ (2,571)	$ (21,061)	$ (8,048)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Amortization	91	22	3	42	6
Asset retirement obligation	101	-	-	-	-
Fair value of warrants received pursuant to the sale of mineral properties	(15)	-	-	-	-
Unrealized (gain)/loss on derivatives	810	(87)	313	(173)	2,470
Write-down of mineral property	948	931	-	931	-
Loss (gain) on currency translation	12	(3)	-	12	-
Loss on disposal of marketable securities	9	9		9	-
Stock-based compensation	15,190	2,729	306	6,041	755
Interest receivable	(492)	(70)	-	(200)	-
Changes in non-cash working capital
Accounts receivable	(3)	82	(36)	(22)	(49)
Prepaid expenses	(366)	48	(190)	(1)	(192)
Accounts payable and accrued liabilities	2,576	1,780	759	1,777	1,075
Due to/from related party	-	(15)	69	(45)	84
Net cash and cash equivalents used in operating activities	(28,971)	(4,701)	(1,347)	(12,689)	(3,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(207)	-	-	-	-
Additions to mineral properties	(29)	-	-	-	-
Additions to restricted cash	(422)	-	-	-	(312)
Purchases of equipment	(465)	(62)	-	(270)	-
Proceeds from sale of marketable securities	70	70		70	-
Payments received for sale/option of mineral properties	279	-	-	-	-
Net cash and cash equivalents provided by/(used in) investing activities	(774)	8	-	(200)	(312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	111	-	-	-	-
Repayment of promissory note	(129)	-	-	-	-
Cash received for common shares, net of share issuance costs	93,809	-	57,409	55	59,760
Shares subscribed	(4,788)	-	(114)	-	-
Net cash and cash equivalents provided by financing activities	89,003	-	57,295	55	59,760

Cash acquired in capital transaction	219	-	-	-	-
Increase/(decrease) in cash and cash equivalents	59,477	(4,693)	55,948	(12,835)	55,549
Cash and cash equivalents - beginning of the period	-	64,170	11,061	72,312	11,460
Cash and cash equivalents - end of the period	$ 59,477	$ 59,477	$ 67,009	$ 59,477	$ 67,009

Supplemental disclosure with respect to cash flows - Note 15

See accompanying notes to consolidated interim financial statements

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “our”, “Rare Element” or “the Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

We are in the process of exploring and evaluating our mineral property interests and have not yet determined whether our mineral property interests contain mineral reserves that are economically recoverable. Our continuing operations and the underlying value and recoverability of the amounts shown for mineral property interests are entirely dependent upon the existence of economically recoverable mineral reserves, our ability to obtain the necessary financing to complete the exploration and development of the mineral property interests, obtain the necessary permits to mine, and on future profitable production or proceeds from the disposition of the mineral property interests. To date, we have no revenue and have an accumulated operating deficit of $46.0 million.

2.

BASIS OF PRESENTATION

In July 2011, we became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to the US regulations with Canadian secondary filings. While this will have no impact on the value of Rare Element, shareholders will have to adapt to filings in the US regulatory formats. Our financial statements are presented in US generally accepted accounting principles (“US GAAP”), as required under SEC rules.

Our reporting under US GAAP is similar to Canadian GAAP, except that exploration expenditures are expensed as incurred until a property has declared proven and probable mineral reserves.  As a result of this difference, exploration costs reported in 2010 have been reclassified to the current presentation.

In accordance with US GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with US GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of June 30, 2011, which were included in our Annual Report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of December 31, 2011 and the results of our operations and cash flows for the three and six months ended December 31, 2011 and 2010 in conformity with U.S. GAAP.  Interim results of operations for the three and six months ended December 31, 2011 may not be indicative of results that will be realized for the full year ending June 30, 2012.

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

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation.  The updated guidance became effective for our fiscal year that began on July 1, 2011.  Adoption of this guidance had no impact on our consolidated financial statements for the three and six months ended December 31, 2011 and is expected to have minimal impact for the full year.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

4.

FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•

Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Level 1	Level 2	Total
Assets	Designation
Cash and cash equivalents	Held-for-trading	$ 32,613	$ 26,864	$ 59,477
Marketable securities	Available-for-sale	136	-	136
Restricted cash	Loans and receivables	422	-	422
Total financial assets		33,171	26,864	60,035

Liabilities
Accounts payable and other accrued liabilities Derivative liabilities	Other financial liabilities Held-for-trading	2,796 -	- 23	2,796 23
Total financial assets and liabilities		$ 35,967	$ 26,887	$ 62,854

5.

MARKETABLE SECURITIES

Marketable securities consist of equity securities over which we do not have control or significant influence.  Marketable securities are designated as available-for-sale and valued at fair value.

	December 31, 2011				June 30, 2011
	Cost	Unrealized gain/(loss)	Foreign exchange movement	Fair Market Value	Cost	Unrealized gain/(loss)	Foreign exchange movement	Fair Market Value
Current	163	(30)	2	136	44	10	-	53
Long-term	-	-	-	-	207	(6)	-	201
	163	(30)	2	136	251	4	-	256

During the quarter ended December 31, 2011, we sold long-term marketable securities with a book value of $77.  In addition during the six-month period ended December 31, 2011, it was determined that our intention was no longer to hold certain securities long-term.  As a result, these securities have been included as current for the period ended December 31, 2011.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

6.

MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

	Bear Lodge REE Property	Sundance Gold Property	Eden Lake Property	Nuiklavik Property	Total
Mineral property costs, June 30, 2011	$ -	$ 27	$ 915	$ 727	$ 1,669
Write-down of Nuiklavik Property				(727)	(727)
Mineral property costs, December 31, 2011	$ -	$ 27	$ 915	$ -	$ 942

During the quarter ended December 31, 2011, the decision was made to no longer hold the Nuiklavik Property and as a result, the full value of the property was written down.  Also, in conjunction with the write-down of the Nuiklavik Property, a deposit with the province of Newfoundland of $204 was written off.  The deposit had been required based on our failure to complete our work commitments during the fourth year of holding the mineral leases.  Upon termination of these mineral leases, we will not be able to recover these funds.  Our primary focus is on the exploration and development of our Bear Lodge and Sundance Gold properties in Wyoming.

The recoverability of the carrying values our mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties, and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on our ability to raise additional capital for these purposes.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

We have determined that no impairment provision is currently required.  A write down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of technical evaluation and changes in economic conditions, including the price of rare-earth oxide (“REO”) concentrate and other commodities or input prices.  We regularly evaluate the carrying value of our mineral properties to determine if impairment is required in view of such factors.

We completed an impairment analysis as at December 31, 2011 on our remaining properties. We concluded that no impairment charge was required because:

•

there have been no significant changes in the legal factors or climate that affects the value of our properties;

•

all property rights remain in good standing;

•

the recent increase in prices in REO and gold;

•

exploration results continue to be positive for both the Bear Lodge rare earth element (“REE”) Project and the Sundance Gold Project;

•

the REE mineral resource was recently increased;

•

we intend to continue our exploration and development plans on our Bear Lodge REE Project and the Sundance Gold Project; and

•

we intend to continue looking for a strategic partner for our Eden Lake Property.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

7.

EQUIPMENT

	December 31, 2011			June 30, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Computer equipment	$ 89	$ 26	$ 64	$ 46	$ 13	$ 33
Furniture	90	11	79	45	4	40
Geological equipment	205	44	161	97	26	72
Vehicles	74	4	70	-	-	-
	$ 458	$ 85	$ 373	$ 188	$ 43	$ 145

8

DERIVATIVE LIABILITY

Share purchase warrants

In accordance with ASC 850-40-15 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” US GAAP requires share purchase warrants with an exercise price denominated in a currency other than our functional currency be classified and accounted for as a financial liability and fair valued.  As a result of applying this interpretation, we have recorded the mark-to-market impacts related to fair valuation of these warrants in the net loss and reflected the fair value as a derivative liability.

During the three months and six months ended December 31, 2011, we recognized a mark-to-market gain of $87 and $173, respectively.

Derivative liabilities which are comprised of share purchase warrants not listed on public exchanges are valued using the Black Scholes valuation model.  The valuation model requires a variety of inputs, including strike price, contractual terms, market prices, measure of volatility and interest rate.  The following assumptions were used to determine the fair value of our share purchase warrants as of December 31, 2011:

	December 31,
	2011	2010
Expected volatility	74.44%	98.37 - 98.88%
Risk free interest rate	1.01%	0.25%
Expected lives (years)	0.28	0.06 - 1.28
Dividend yield	-	-

The following table provides information regarding the share purchase warrants outstanding as of December 31, 2011.

Expiry Date	Fair-value	Number of Warrants Outstanding	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
April 13, 2012	$23	119,287	4.75	0.28

There was no activity pertaining to our warrants during the three or six months ended December 31, 2011.

9.

ASSET RETIREMENT OBLIGATION

A long-term environmental provision of $101 was recognized in fiscal year 2011 in respect of our current obligations to reclaim areas used for exploring the Bear Lodge Property.  There were no changes during the three and six months ended December 31, 2011.

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

10.

SHARE CAPITAL

	Number of shares issued	Share capital
As of June 30, 2011	44,076,674	$ 91,357

Exercise of stock options – cash	20,000	55
Exercise of stock options - fair value - Note 11	-	44

Issued during the six months ended December 31, 2011	20,000	100
As of December 31, 2011	44,096,674	$ 91,457

11.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution an amendment to the terms of our Stock Option Plan (the “Plan”), to increase the maximum number of Common Shares which may be issued under the Plan from a 20% fixed stock option plan to a variable amount equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Under the Plan our board of directors may from time to time grant options to individual eligible directors, officers, employees or consultants.  The maximum term of any option is ten years. The exercise price of an option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the Toronto Stock Exchange and the NYSE Amex. The board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% vest 4 months after date of grant, 20% vest 8 months after the date of grant, 20% vest 12 months after the date of grant, 20% vest 15 months after the date of grant, and the remaining 20% vest 18 months after the date of grant.

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Risk-free interest rate	2.10 – 2.36%	1.28 – 2.52%
Expected volatility	80 - 113%	116 – 137%
Expected dividend yield	Nil	Nil
Expected life in years	1.5 – 5	1.5 – 5

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock.  Changes in these assumptions can materially affect fair value estimates and, therefore, it is our view that the existing models do not necessarily provide a single reliable measure of the fair value of our stock-option grants.

The following table provides certain stock options disclosure:

	For the three months ended December 31, 2011	For the six months ended December 31, 2011
Stock-based compensation expense	$ 2,729	$ 6,041
Intrinsic value of options exercised	$ -	$ 16
Fair value of awards vesting	$ 2,482	$ 5,296
Cash received on option exercises	$ -	$ 55
Unamortized stock-based compensation expense	$ 5,657	$ 5,657

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

The following table summarizes our stock option activity:

	Number of Options	Weighted Average Exercise Price (CDN$)	Weighted Average Fair Value (CDN$)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (CDN$)
Outstanding, June 30, 2011	3,136,500	6.31	4.91	3.67	15,492
Granted	410,000	8.85	6.93	4.86	-
Exercised	(20,000)	2.71	2.17	3.66	-
Outstanding, September 30, 2011	3,526,500	6.62	5.16	3.58	6,254
Granted	1,079,000	4.46	2.79	4.93	-
Outstanding, December 31, 2011	4,605,500	6.29		4.16	2,730
Exercisable, December 31, 2011	2,325,700	4.39		2.83	2,730

During the three and six months ended December 31, 2011, we recognized $2,729 and $6,041, respectively, of stock-based compensation expense for options granted to directors, officers, and consultants.

Agents’ Options and Warrants

The following table provides information regarding our agents’ options and warrants outstanding as of December 31, 2011:

Expiry Date	Fair value	Number of Agents’ options and warrants	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
December 22, 2012	$1,281	211,002	9.00	0.98

There was no activity pertaining to our agents’ options and warrants during the three or six months ended December 31, 2011.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income

As of June 30, 2011	$ 3

Unrealized loss on marketable securities	(96)

As of September 30, 2011	(93)

Unrealized gain on marketable securities	56
Realized loss on marketable securities	9

As of June 30, 2011	$ (28)

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

13.

RELATED PARTY TRANSACTIONS

During the three and six months ended December 31, 2011:

•

$46 and $96, respectively, was charged for management fees by an officer and director of Rare Element. As at December 31, 2011, there were no outstanding amounts owed to the officer.

•

$58 and $162, respectively, was charged by a private company controlled by a director of Rare Element for accounting, management fees and rent.  As at December 31, 2011, $29 was owed to this private company.

Related party transactions were in the normal course of operations and are measured at fair value. The amounts owed bear no interest and are unsecured with no repayment terms.

14.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Restricted cash

On July 23, 2004, $10 was transferred to the Wyoming Department of Environmental Quality for the bond required to reclaim the ground disturbed during our exploration programs at the Bear Lodge Property. We must complete certain reclamation work for these funds to be released, but may leave the bond in place for future exploration programs, even if such work is completed.

In August 2009, an additional $100 bond was set up for our benefit in respect to future reclamation work at the Bear Lodge Property.

In August 2010, we increased our restricted cash to $420 by depositing with Wyoming regulatory authorities an additional $310 in the name of our wholly-owned subsidiary, Rare Element Resources, Inc.

Potential environmental contingency

Our mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  We conduct our operations so as to protect public health and the environment, and believe our operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six-month period ended December 31,
	2011	2010
Non-cash information
Shares issued on property acquisition	$ -	$ 44
Fair value of securities exercised	44	(2,418)
Fair value of agents’ options and warrants issued	-	2,340

Other items
Interest received	$ 242	$ 71

 RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

16.

SEGMENTED INFORMATION

We operate in a single reportable operating segment, being exploration and development of mineral properties.

Summarized financial information for the geographic segments we operate in are as follows:

Rare Element Resources Ltd.
December 31, 2011
Segmented Information

	Canada	United States	Total
As at December 31, 2011
Assets	$ 60,046	$ 2,002	$ 62,048

As at June 30, 2011
Assets	$74,507	$977	$75,484

	Canada	United States	Total
For the period ended
December 31, 2011
Loss for the year	$ 7,223	$ 13,838	$ 21,061
Capital expenditures	-	270	270

December 31, 2010
Loss for the year	$ 1,389	$ 6,659	$ 8,048
Capital expenditures	-	-	-

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.   Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates.

Introduction

This Management’s Discussion and Analysis (“MD&A”) for Rare Element Resources Ltd. has been prepared based on information known to management as of the date of this report. This MD&A is intended to help the reader understand the unaudited consolidated financial statements of Rare Element.

We are focused on exploring and developing economic mineral projects which contain or have the potential to contain rare-earth elements with or without gold. We plan to explore advanced-stage exploration projects ourselves, and to acquire and option out earlier stage exploration projects, while keeping a retained interest. Our main focus is advancing the Bear Lodge rare earth element (“REE”) Project located near Sundance, Wyoming, USA.

In July, 2011, we became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to the US regulations with Canadian secondary filings. While this will have no impact on the value of Rare Element, shareholders will have to adapt to filings in the US regulation formats. We have adopted US GAAP, as required under SEC rules.  This MD&A should be read in conjunction with the consolidated financial statements for the three and six months ended December 31, 2011 and supporting notes.

Our reporting under US GAAP is similar to Canadian GAAP, except that exploration expenditures are expensed as incurred until a property has declared proven and probable mineral reserves.

We are responsible for the preparation and integrity of the consolidated financial statements, including the maintenance of appropriate information systems, procedures and internal controls. We also ensure that information used internally or disclosed externally, including the consolidated financial statements and MD&A, is complete and reliable.

The board’s audit committee meets with our management regularly to review the consolidated financial statements, including the MD&A, and to discuss other financial, operating and internal-control matters.

All currency amounts are expressed in thousands of US dollars, unless otherwise noted.

Outlook

We have sufficient cash on hand to conduct our current exploration and operating plans through 2013. We plan to continue to advance the Bear Lodge REE Project and the Sundance Gold Project in Wyoming, USA, during 2012 and into 2013 including the following:

•

Additional resource definition drilling to expand and upgrade the resources at the Bull Hill (aka Bull Hill SW), Whitetail Ridge, and Bull Hill NW deposits.

•

Exploration drilling at the Bull Hill West, Carbon REE, Taylor REE, and other prospective REE targets identified during the 2010 and 2011 exploration programs.

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

•

Initial metallurgical testing of Heavy REE enriched oxide material at the Whitetail Ridge, Carbon REE and East Taylor REE deposits.

•

Perform market testing from product produced by the pilot plant.

•

Completion of a Preliminary Feasibility Study in the first quarter of 2012.

•

Completion of a Feasibility Study in the second quarter of 2013.

•

Start of the formal National Environmental Policy Act EIS process in 2012.

•

Start of the formal Land Quality Division of the Wyoming Department of Environmental Quality permitting process in the second quarter of 2013.

•

Continue to add key personnel to develop the corporate infrastructure to support the current project development and future production operation.

Property Update

On January 4, 2012 we announced the results of an updated National Instrument 43-101 (“NI 43-101”) compliant mineral resource estimate of REE plus yttrium contained in three deposits located in the Bull Hill deposit. The updated resource estimate of the Bull Hill deposit consists of 6.8 million tons (6.2 mm metric tonnes) averaging 3.75% REO in the measured and indicated (“M & I”) mineral resource categories, increased from 4.9 million tons (4.4 mm metric tonnes) averaging 3.77% REO last year, both using a 1.5% REO cutoff grade. The M & I interim resource estimate for the Bull Hill deposit was provided for inclusion in our current Preliminary Feasibility Study. However, it includes less than half of the new assay results from holes drilled in 2011. The resource estimate will be updated again by the end of the fourth quarter of 2012, utilizing all of the 2011 drill holes.

Cautionary Note to U.S. Investors Concerning Estimates of Measured and Indicated Mineral Resources

This section uses the terms “measured mineral resources” and “indicated mineral resources.” We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

Our measured and indicated mineral resources reported in this Form 10-Q have been estimated in compliance with definitions set out in NI 43-101.

Description of Metal Markets

REEs are used in hybrid-electric-vehicles (“HEV”) and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride (“Ni-MH”) batteries and REE “super” magnets within electrical motors and generators; REE are also used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, compact fluorescent lights, petroleum-refining catalysts and numerous other modern specialty technologies.

The markets for REE have become more significant in recent years as more of these new technologies are developed. Currently REE markets are dominated by production from China, which produced over 95 percent of the world’s REEs in recent years. For the past eight years and most recently in the summer of 2010, China has reduced its exports of REE by 40 percent and increased related export taxes, which has significantly increased producer sales prices since that time.

The prices of REEs are quoted in different forms, including rare-earth carbonate concentrates that contain approximately 42 percent to 45 percent REOs, which can be marketed and sold in such form. REEs more commonly can be separated into individual oxides and sold or are sold in small sub-groups of similar elements.

According to www.metal-pages.com (“Metal Pages”), the prices of REEs increased approximately 2000 to 3000 percent, depending on the element, from July 2010 to August 2011, and then prices began decreasing through the end of 2011. For example, according to Metal Pages, the prices of REE carbonate concentrates increased from $4,500 per metric tonne ($4.50/kg) in early July 2010 to approximately $38,000 per tonne ($38/kg) in October through December 2010. REE carbonate concentrate prices have remained steady at $38 per kilogram throughout 2011. REO prices of individual oxides increased considerably during the first two quarters of 2011 but have declined in the third and fourth quarters.

Since REEs are used for many new technologies, it is estimated that the demand for REE will increase at a rate of 7 to 10 percent per year for the next 5 to 10 years and possibly longer [IMCOA, Roskill and Rare Earths Industry Stakeholders, 2011, Dudley J. Kingsnorth].  Rare-earth magnet demand using Nd, Pr, Dy and Tb is expected to increase annually at a rate of 10 to 15 percent.

Risks and Uncertainties

Our operations are subject to certain risks and uncertainties that may impact our financial results.  For a full list of such risks and uncertainties, please see “Item 1A. Risk Factors and Uncertainties” in our Annual Report on Form 10-K filed with the SEC on September 28, 2011.

Our failure to successfully address these risks and uncertainties would have a material adverse effect on our business, financial condition and/or results of operations.  Consequently, the trading price of our common shares may decline and investors may lose all or part of their investment in Rare Element.  We cannot assure you that we will successfully address these risks and uncertainties or other unknown risks and uncertainties that may affect our business.

Results of Operations

Results of operations

Our consolidated net loss for the three-month period ended December 31, 2011 was $10,127 or $0.23 per share as compared with a net loss of $2,571 or $0.07 per share for the same period in 2010, which is an increase of $7,556.  Our consolidated net loss for the six-month period ended December 31, 2011 was $21,061 or $0.48 per share as compared with a net consolidated loss of $8,048 or $0.24 per share for the same period in 2010, which is an increase of $13,013.  For both the three and six-month periods, the increases in net loss are primarily due to an increase in exploration expense of $3,760 and $4,768, respectively, as well as an increase in stock-based compensation expense of $2,423 and $5,286, respectively.

Exploration expense

Exploration expense for the three and six-month periods ended December 31, 2011 was $6,516 and $10,363, respectively, as compared with $2,756 and $5,595 for the same periods in 2010, respectively.  These increases for both the three and six-month periods are due to additional exploration work, including the pre-feasibility study, at the Bear Lodge REE Project and the Sundance Gold Project.

Foreign exchange gain/(loss)

A foreign exchange gain of $811 was recognized for the three-month period ended December 31, 2011 as compared with $1,296 for the same period in 2010.  A foreign exchange loss of $2,686 was recognized for the six-month period ended December 31, 2011 as compared with a foreign exchange gain of $1,508 for the same period in 2010.  The decrease in the foreign exchange gain of $485 for the three-month period and the increase in the foreign exchange loss of $4,194 for the six-month period were due to the majority of our cash balances being in Canadian dollars during a period when the US dollar (our reporting currency) has appreciated against the Canadian dollar. In the future, we intend to hold between six months and twelve months of US-based spending in US dollars as a natural hedge against currency fluctuations.

Interest income

Interest income was $252 and $538 for the three and six-month periods ended December 31, 2011, respectively, as compared to $46 and $71 for the same periods in 2010.  The increases of $206 and $467 from the respective prior periods was due to an increase in interest earned on the funds that we held in financial institutions as a result of increased cash balances.

Stock-based compensation

Non-cash stock-based compensation was $2,729 and $6,041 for the three and six-month periods ended December 31, 2011, respectively, as compared to $306 and $755 for the same periods in 2010.  The increases of $2,423 and $5,286 from the respective prior periods was the result of an increase in stock options granted during the latter part of the fiscal year ended June 30, 2011 and the subsequent amortization expense associated with the awards as they vest over time.

Liquidity and Capital Resources

Liquidity and capital resources for the three and six months ended December 31, 2011

Our working capital as at December 31, 2011 was $57,486 (June 30, 2011 - $71,953). As at December 31, 2011, cash totaled $59,477, representing a decrease of $12,835 from June 30, 2011.

During the quarter ended December 31, 2011, 20,000 options were exercised for gross proceeds of $55. We spent $270 on the purchase of equipment. We also spent $21,061 on our operating activities, of which $2,686 relates to the foreign exchange loss as a result of the majority of our cash and cash equivalents being held in Canadian dollars.

We estimate that the current cash position and future cash flows from warrant and option exercises and potential equity or debt financing will be sufficient for us to carry out our anticipated exploration and operating plans through 2013.

We are of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet our obligations.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.  At December 31, 2011, we had working capital of $57,486, which we expect will be sufficient to fund operations for a period greater than twelve months.

Asset Retirement Obligations

An asset retirement obligation of $101 was recognized in the quarter ended December 31, 2011 for our current obligations to reclaim areas used for exploring the Bear Lodge Property. As we disturb more property we will record an increase in its asset retirement obligations.  We evaluated our current reclamation obligation at December 31, 2011 and concluded that the outstanding amount reserved approximated the value of our current obligation.

Potential Environmental Contingency

Our mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site restoration costs to be incurred is uncertain.

Transactions with Related Parties

During the three and six months ended December 31, 2011:

•

$46 and $96, respectively, was charged for management fees by an officer and director of Rare Element. As at December 31, 2011 there were no outstanding amounts owed to this officer.

•

$58 and $162, respectively, was charged by a private company controlled by a director of Rare Element for accounting, management fees and rent. As at December 31, 2011, $29 was owed to this private company.

Related party transactions were in the normal course of operations and are measured at the fair value amount as determined by management. The amounts owed bear no interest and are unsecured with no repayment terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the fiscal year ended June 30, 2011.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of December 31, 2011. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as monetary financial instruments are denominated in Canadian Dollars. We have not entered into any foreign currency contracts to mitigate this risk.

Other price risk. Other price risk is the risk that the fair or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

Net loss and other comprehensive loss for the quarter ended December 31, 2011 could have varied if the Canadian Dollar to US Dollar foreign exchange rate varied by reasonably possible amounts from their actual balance sheet date values.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended December 31, 2011, our U.S. exploration properties were not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	February 9, 2012

RARE ELEMENT RESOURCES LTD.

By:	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	February 9, 2012

21