Form 10-Q
period 2012-03-31
RARE ELEMENT RESOURCES LTD
filed 2012-05-10
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of May 9, 2012:  44,374,960

TABLE OF CONTENTS

 Page

TABLE OF CONTENTS

2

PART I - FINANCIAL INFORMATION

5

ITEM 1.   FINANCIAL STATEMENTS

5

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

16

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCUSSION ABOUT MARKET RISK

21

ITEM 4.   CONTROLS AND PROCEDURES

21

PART II – OTHER INFORMATION

22

ITEM 1.   LEGAL PROCEEDINGS

22

ITEM 1A.   RISK FACTORS

22

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4.   MINE SAFETY DISCLOSURES

22

ITEM 5.   OTHER INFORMATION

23

ITEM 6.   EXHIBITS

23

SIGNATURES

24

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, timing for completion of a Definitive Feasibility Study for the Bear Lodge Project, our future capital needs and our ability to meet these needs, our ability to obtain additional financing and plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

•

our history of losses and need for additional financing;

•

our lack of history of producing rare earth elements or metals from our mineral properties;

•

increased costs affecting financial condition;

•

shortage of equipment and supplies;

•

resource exploration and development and mining being an inherently dangerous activity;

•

operating in the resource industry, which is highly speculative;

•

our mineral reserve and resource estimates;

•

the difference in U.S. and Canadian practices for reporting reserves and resources;

•

our lack of insurance for our operations;

•

the permitting, licensing and approval processes for our operations;

•

governmental and environmental regulations;

•

possible future legislation regarding the mining industry and climate change;

•

our land reclamation requirements;

•

competition in the mining and rare earth elements industries;

•

joint ventures and partnerships;

•

foreign currency fluctuations;

•

our dependence on key personnel;

•

the potential difficulty of attracting and retaining qualified personnel;

•

our executive officers and directors being engaged in other businesses;

•

title in our properties;

•

difficulties with the enforcement of civil liabilities in the U.S.;

•

the trading price and market for our securities; and

•

potential tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (a development stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of US Dollars, except shares outstanding)

	Notes	March 31, 2012	June 30, 2011
		(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 35,978	$ 72,312
Short-term investments		20,054	-
Marketable securities	5	98	53
Interest receivable		87	284
Accounts receivable		90	44
Prepaid expenses	6	115	353
Total Current Assets		56,422	73,046

Equipment	7	434	145
Mineral properties	6	942	1,669
Marketable securities	5	-	201
Restricted cash	13	422	422
Total assets		$ 58,220	$ 75,484

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$ 1,207	$ 1,019
Derivative liability	8	184	-
Due to related parties	12	-	74
Total Current Liabilities		1,391	1,093

Asset retirement obligation	9	101	101
Derivative liability	8	-	196
Total liabilities		1,492	1,390

Commitments and contingencies	13

SHAREHOLDERS' EQUITY
Capital stock, no par value - unlimited shares authorized; shares outstanding March 31, 2012 - 44,235,674; June 30, 2011 - 44,076,674	10	91,737	91,357
Additional paid in capital	11	18,164	9,504
Accumulated other comprehensive income		(24)	3
Accumulated deficit during exploration stage		(53,149)	(26,771)
Total shareholders' equity		56,728	74,094

Total liabilities and shareholders' equity		$ 58,220	$ 75,484

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
(a development stage company)
CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in thousands of US Dollars, except share and per share amounts)

		Cumulative during development	Three months ended March 31,		Nine months ended March 31,
	Notes	stage	2012	2011	2012	2011

Operating income and (expenses):
Exploration		$ (25,364)	$ (2,599)	$ (1,104)	$ (12,392)	$ (6,698)
Corporate administration and investor relations		(9,758)	(1,277)	(555)	(3,589)	(1,356)
Depreciation		(100)	(22)	(3)	(65)	(9)
Gain/(loss) on currency translation		1,543	1,452	2,333	(1,234)	4,010
Stock-based compensation	11	(18,017)	(2,827)	(2,669)	(8,868)	(3,424)
Write-down of mineral property	6	(1,981)	-	-	(931)	-
Total operating expenses		(53,677)	(5,273)	(1,998)	(27,079)	(7,477)

Non-operating income and (expenses):
Interest income		1,500	151	261	689	333
Other income/(expense)		10	(32)	-	10	-
Gain/(loss) on sale of marketable securities		(11)	(2)	-	(11)	-
Unrealized gain/(loss) on derivatives	8	(971)	(161)	104	12	(2,365)
Total non-operating income/(expenses)		528	(44)	365	700	(2,032)

Net loss		$ (53,149)	$ (5,317)	$ (1,633)	$ (26,379)	$ (9,509)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities		11	2	-	11	-
Unrealized gain/(loss) on available-for-sale securities	5	(42)	2	(31)	(38)	29

COMPREHENSIVE LOSS		$ (53,181)	$ (5,313)	$ (1,664)	$ (26,406)	$ (9,480)

LOSS PER SHARE - BASIC AND DILUTED			$ (0.12)	$ (0.04)	$ (0.60)	$ (0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING			44,222,366	42,191,625	44,138,266	37,899,319

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (a development stage company) CONSOLIDATED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	Cumulative during development	Nine months ended March 31,
	stage	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (53,149)	$ (26,379)	$ (9,509)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	100	65	9
Asset retirement obligation	101	-	101
Fair value of warrants received pursuant to the sale of mineral properties	(15)	-	-
Unrealized (gain)/loss on derivatives	971	(12)	2,365
Write-down of mineral property	948	931	-
Loss on currency translation	(22)	(36)	-
Loss on disposal of marketable securities	11	11	-
Stock-based compensation	18,017	8,868	3,424
Changes in non-cash working capital	-
Accounts receivable	(232)	(251)	(44)
Interest receivable	(95)	197	(142)
Prepaid expenses	(127)	238	(222)
Accounts payable and accrued liabilities	988	188	(26)
Due to related party	(28)	(73)	9
Net cash and cash equivalents used in operating activities	(32,533)	(16,253)	(4,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(207)	-	(207)
Purchases of short-term investments	(20,054)	(20,054)	-
Additions to mineral properties, net of cost recoveries	(29)	-	-
Additions to restricted cash	(422)	-	(312)
Purchases of equipment	(546)	(352)	-
Proceeds from sale of marketable securities	110	110	-
Payments received for sale/option of mineral properties	279	-	-
Net cash and cash equivalents used in investing activities	(20,869)	(20,296)	(519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	111	-	-
Repayment of promissory note	(129)	-	-
Cash received for common shares, net of share issuance costs	93,969	215	66,914
Shares subscribed	(4,788)	-	-
Net cash and cash equivalents provided by financing activities	89,162	215	66,914

Cash acquired in capital transaction	219	-	-
Increase/(decrease) in cash and cash equivalents	35,978	(36,334)	62,360
Cash and cash equivalents - beginning of the period	-	72,312	11,460
Cash and cash equivalents - end of the period	$ 35,978	$ 35,978	$ 73,820

Supplemental disclosure with respect to cash flows - Note 15

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “our”, “Rare Element” or “the Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

We are currently developing, exploring and evaluating the Bear Lodge Rare Earth Element Project (the “Bear Lodge Project”) near Sundance, Wyoming. We have recently completed a pre-feasibility study which determined that our mineral property interests contain mineral reserves that are economically recoverable. Our continuing operations and the underlying value of our Common Stock are entirely dependent upon the existence of economically recoverable mineral reserves, our ability to obtain the necessary financing to complete the exploration and development of the Bear Lodge Project and obtain the necessary permits to mine, and on future profitable production or proceeds from the disposition of the mineral property interests. To date, we have no revenue and have an accumulated operating deficit of $53.1 million.

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

Our reporting under US GAAP is similar to Canadian GAAP, except that exploration expenditures are expensed as incurred until a property has declared proven and probable mineral reserves.  As a result of this difference, exploration costs reported in 2011 have been reclassified to the current presentation.  We completed a pre-feasibility study during the quarter and now have mineral reserves.  As such, we intend to begin capitalizing costs incurred to develop the Bear Lodge Project beginning April 1, 2012.

In accordance with US GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with US GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of June 30, 2011, which were included in our Annual Report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2012, and the results of our operations and cash flows for the three and nine months ended March 31, 2012 and 2011 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended March 31, 2012 may not be indicative of results that will be realized for the full year ending June 30, 2012.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We have determined that there will be no impact upon the pending adoption of ASU 2011-05 to our consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

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

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation.  The updated guidance became effective for our fiscal year that began on July 1, 2011.  Adoption of this guidance had no impact on our consolidated financial statements for the three and nine months ended March 31, 2012 and is expected to have minimal impact for the full year.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 35,978	$ -	$ 35,978
Short-term investments	-	20,054	20,054
Marketable securities	98	-	98
Restricted cash	422	-	422
Total financial assets	36,498	20,054	56,552

Liabilities
Accounts payable and other accrued liabilities	1,211	-	1,211
Derivative liabilities	-	184	184
Total financial assets and liabilities	$ 37,709	$ 20,238	$ 57,947

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

5.

MARKETABLE SECURITIES

Marketable securities consist of equity securities over which we do not have control or significant influence.  Marketable securities are designated as available-for-sale and valued at fair value.

	March 31, 2012				June 30, 2011
	Cost	Unrealized gain/(loss)	Foreign exchange movement	Fair Market Value	Cost	Unrealized gain/(loss)	Foreign exchange movement	Fair Market Value
Current	121	(27)	4	98	44	10	-	53
Long-term	-	-	-	-	207	(6)	-	201
	121	(27)	4	98	251	4	-	254

During the quarter ended March 31, 2012, we sold long-term marketable securities with a book value of $125.  In addition during the nine-month period ended March 31, 2012, it was determined that our intention was no longer to hold certain securities long-term.  As a result, these securities have been included as current for the period ended March 31, 2012.

6.

MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

	Bear Lodge Project	Eden Lake Property	Nuiklavik Property	Total
Mineral property costs, June 30, 2011	$ 27	$ 915	$ 727	$ 1,669
Write-down of Nuiklavik Property	-	-	(727)	(727)

Mineral property costs, March 31, 2012	$ 27	$ 915	$ -	$ 942

In December 2011, the decision was made to no longer hold the Nuiklavik Property and as a result, the full value of the property was written down.  Also, in conjunction with the write-down of the Nuiklavik Property, a deposit with the province of Newfoundland of $204 was written off.  The deposit had been required based on our failure to complete our work commitments during the fourth year of holding the mineral leases.  Upon termination of these mineral leases, we will no longer be able to recover these funds.  Our primary focus is on the exploration and development of our Bear Lodge Project in Wyoming.

The recoverability of the carrying values of our mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties, and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on our ability to raise additional capital for these purposes.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

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

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

We completed an impairment analysis as at March 31, 2012 on our remaining properties. We concluded that no impairment charge was required because:

•

there have been no significant changes in the legal factors or climate that affects the value of our properties;

•

all property rights remain in good standing;

•

the current prices of REO indicate economic viability;

•

exploration results continue to be positive for the Bear Lodge Project;

•

the successful completion of a National Instrument 43-101 compliant mineral reserve report established REE reserves at the Bear Lodge Project;

•

the intended continuation of our exploration and development plans at the Bear Lodge Project; and

•

Rare Element’s intent to consider looking for a strategic partner for our Eden Lake Property.

7.

EQUIPMENT

	March 31, 2012			June 30, 2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 95	$ 31	$ 64	$ 46	$ 13	$ 33
Furniture	90	14	76	45	4	41
Geological equipment	205	47	158	97	26	71
Vehicles	144	8	136	-	-	-
	$ 534	$ 100	$ 434	$ 188	$ 43	$ 145

8.

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

During the three months and nine months ended March 31, 2012, we recognized a mark-to-market loss of $161 and a mark-to-market gain of $12, respectively.

Derivative liabilities which are comprised of share purchase warrants not listed on public exchanges are valued using the Black Scholes valuation model.  The valuation model requires a variety of inputs, including strike price, contractual terms, market prices, measure of volatility and interest rate.  The following assumptions were used to determine the fair value of our share purchase warrants as at March 31, 2012:

	March 31,
	2012	2011
Expected volatility	80.0%	97.826%
Risk free interest rate	0.16%	0.29%
Expected lives (years)	0.04	1.04
Dividend yield	-	-

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

The following table provides information regarding the share purchase warrants outstanding as of March 31, 2012.

Expiry Date	Fair-value	Number of Warrants Outstanding	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
April 13, 2012	$184	119,287	4.75	0.03

There was no activity pertaining to our warrants during the three or nine months ended March 31, 2012.  Subsequent to quarter end, with the exception of 2,500 warrants that expired unexercised, the remaining warrants were exercised prior to the expiration date of April 13, 2012.

9.

ASSET RETIREMENT OBLIGATION

A long-term environmental provision of $101 was recognized in fiscal year 2011 in respect of our current obligations to reclaim areas used for exploring the Bear Lodge Property.  There were no changes during the three and nine months ended March 31, 2012.

10.

CAPITAL STOCK

	Number of shares issued	Capital stock
As of June 30, 2011	44,076,674	91,357

Exercise of stock options – cash	159,000	215
Exercise of stock options - fair value - Note 11	-	165

Issued during the nine months ended March 31, 2012	159,000	380

As of March 31, 2012	44,235,674	91,737

11.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution the terms of our Stock Option Plan (the “Plan”), which established the maximum number of Common Shares which may be issued under the Plan as a variable amount equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Under the Plan, our Board of Directors may from time to time grant options to individual eligible directors, officers, employees or consultants.  The maximum term of any option is ten years. The exercise price of an option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the Toronto Stock Exchange and the NYSE Amex. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% vest 4 months after date of grant, 20% vest 8 months after the date of grant, 20% vest 12 months after the date of grant, 20% vest 15 months after the date of grant, and the remaining 20% vest 18 months after the date of grant.

The fair value of stock options and warrants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

	2012	2011
Risk-free interest rate	0.12% - 0.36%	1.28 – 2.52%
Expected volatility	80%	116 – 137%
Expected dividend yield	Nil	Nil
Expected life in years	3	1.5 – 5

Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock.  Changes in these assumptions can materially affect fair value estimates.

The following table provides certain stock options disclosure:

	For the three months ended	For the nine months ended
	March 31, 2012	March 31, 2012
Stock-based compensation expense	$ 2,827	$ 8,868
Intrinsic value of options exercised	481	635
Fair value of awards vesting	2,822	8,239
Fair value of awards cancelled	3,496	3,496
Cash received on option exercises	161	215
Unamortized stock-based compensation expense	3,335	3,335

The following table summarizes our stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, June 30, 2011	3,136,500	6.31	4.91	3.67	15,492
Granted	410,000	8.85	6.93	4.86	-
Exercised	(20,000)	2.71	2.17	3.66	-

Outstanding, September 30, 2011	3,526,500	6.62	5.16	3.58	6,254

Granted	1,079,000	4.46	2.79	4.93	-

Outstanding, December 31, 2011	4,605,500	6.29	5.41	4.16	2,730

Granted	127,000	6.72	3.65	4.87	-
Cancelled	(230,000)	15.20	12.21	3.78	-
Exercised	(139,000)	1.16	0.87	0.89	481

Outstanding March 31, 2012	4,363,500	5.96	4.30	4.31	8,412

Exercisable, March 31, 2012	2,606,700	5.06	3.84	2.97	7,285

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Agents’ Options and Warrants

The following table provides information regarding our agents’ options and warrants outstanding as of March 31, 2012:

Expiry Date	Fair value	Number of Agents’ options and warrants	Exercise Price (CDN$)	Weighted Average Remaining Contractual Life (Years)
December 22, 2012	$1,281	211,002	9.00	0.73

There was no activity pertaining to our agents’ options and warrants during the three or nine months ended March 31, 2012.

12.

RELATED PARTY TRANSACTIONS

During the three and nine months ended March 31, 2012:

•

$46 and $96, respectively, was charged for consulting fees by the Chairman of the Board of Directors of Rare Element. As at March 31, 2012, there were no outstanding amounts owed to the Chairman.

•

During the quarter ended March 31, 2012, Mark Brown resigned from the Board of Directors.  At that time, he ceased to be a related party and the company he controlled also ceased to be a related party.  As such, there were no related party charges associated with Mark Brown or his company during the three months ended March 31, 2012.  During the nine months ended March 31, 2012, $162 was charged by Mark Brown’s private company for accounting, management fees and rent.

Related party expenses are included in our corporate general and administrative and investor relations amount on our Consolidated Statements of Loss.  Related party transactions were in the normal course of operations and are measured at fair value. The amounts owed bear no interest and are unsecured with no repayment terms.

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

In August 2010, we increased our restricted cash to $422 by depositing with Wyoming regulatory authorities an additional $310 in the name of our wholly-owned subsidiary, Rare Element Resources, Inc.

RARE ELEMENT RESOURCES LTD.

(A Development Stage Company)

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

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine-month period ended March 31,
	2012	2011
Non-cash information
Shares received under Eden Lake option agreement	$ -	$ 45
Fair value of agents’ options and warrants issued	-	2,360

Interest received	$ 494	$ 190

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

The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We base these estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates.

Introduction

This Management’s Discussion and Analysis (“MD&A”) for Rare Element Resources Ltd. has been prepared based on information known to management as of the date of this report. This MD&A is intended to help the reader understand the unaudited consolidated financial statements of Rare Element.

We are focused on exploring and developing mineral projects which contain or have the potential to contain rare-earth elements with or without gold. We plan to explore advanced-stage exploration projects ourselves, and to acquire and option out earlier stage exploration projects, while keeping a retained interest. Our main focus is advancing the Bear Lodge rare earth element (“REE”) Project (the “Bear Lodge Project”) located near Sundance, Wyoming, USA.

On July 1, 2011, we became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to US regulations with Canadian secondary filings. While this will have no impact on the value of Rare Element, shareholders will have to adapt to filings in the US regulation formats. We have adopted US GAAP, as required under SEC rules.  This MD&A should be read in conjunction with the consolidated financial statements for the three and nine months ended March 31, 2012 and supporting notes.

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

Outlook

We have sufficient cash on hand to conduct our current exploration and development plans through 2013. We plan to continue to advance the Bear Lodge Project in Wyoming, USA, during 2012 and into 2013 including the following:

•

Additional resource definition drilling to expand and upgrade the resources at the Bull Hill, Whitetail Ridge, and Bull Hill NW deposits.

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

•

Initial metallurgical testing of Heavy Rare Earth Elements (“HREEs”) enriched oxide material at the Whitetail Ridge, Carbon REE and East Taylor REE deposits.

•

Perform market testing from product produced by the pilot plant.

•

Completion of a Definitive Feasibility Study, which is anticipated mid-year 2013.

•

Start of the formal National Environmental Policy Act EIS process in 2012.

•

Start of the formal Land Quality Division of the Wyoming Department of Environmental Quality permitting process in the second quarter of 2013.

•

Continue to add key personnel during 2012 to develop the corporate infrastructure to support the current project development and future planned production operation.

Property Update

On April 12, 2012, we announced revised results of a PFS for the Bear Lodge Project. This revision supersedes the previous announcement made March 1, 2012. After consultation with Roche Engineering, Inc. (“Roche”), the independent engineering company that completed the PFS on behalf of Rare Element, several changes were made to optimize the Bear Lodge Project, including revised and improved estimates of both capital and operating costs. The revised and improved estimates are now based on an optimally-sized hydrometallurgical (“hydromet”) plant, and the recalibrated upside production sensitivity case is now based on 150% of the production rate of the Base Case. Sensitivity analyses are also presented utilizing a lower long-term price assumption. The PFS was principally authored by Roche Engineering Inc. (“Roche”).  Roche undertook the process engineering and mine and mill capital and operating cost estimation in the PFS. Mr. Eric F. Laroche, P.Eng., Vice President of Operations, USA, of Roche is an independent qualified person as defined by Canadian National Instrument 43-101— Standards of Disclosure for Mineral Projects ("NI 43-101"), prepared or supervised the preparation of material on behalf of Roche. Mr. Michael P. Richardson, P.E., of John T. Boyd and Company of Denver, Colorado, an independent qualified person as defined by NI 43-101, prepared the mine plan for the PFS.  Jaye T. Pickarts, P.E. is COO of Rare Element, a qualified person as defined by NI 43-101 prepared the metallurgy and process development and Mr. Alan C. Noble, P.E., of Ore Reserves Engineering ("ORE") of Lakewood, Colorado, an independent qualified person as defined by NI 43-101, prepared the mineral resource estimate.  The technical report summarizing the results of the PFS is entitled "Rare Element Resources Inc. Bear Lodge Project Canadian NI 43-101 Technical Report on the Mineral Reserves and Development of the Bull Hill Mine," is dated April 13, 2012; and is available on SEDAR at www.sedar.com.  The qualified persons listed above have reviewed the below technical disclosures.

Mineral Reserves and Resources

The Bull Hill Mine is planned as a conventional truck and shovel open-pit operation that will extract near-surface proven and probable mineral reserves consisting of a diluted 6.3 million tons averaging 3.6% total rare-earth oxide (“TREO” or “REO”), plus 1.6 million tons of lower-grade stockwork material averaging 1.1% TREO. The mineral reserve is derived from a measured and indicated (“M&I”) mineral resource of 6.8 million tons averaging 3.75% TREO. Located within the pit is another 4.5 million tons of high-grade oxide inferred mineral resource that will be the subject of further drilling in 2012 with a goal to upgrade the resource category. An additional 12 million tons of near-surface high-grade inferred resources occurs outside the pit area, plus there is considerable exploration potential in the district for more of the HREE-enriched oxidized types of resources.

Since the Company reports its Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for its mineral reserve figures to vary between the two. Where such a variance occurs it will arise from the differing requirements for reporting mineral reserves. For example, NI 43-101 has a minimum requirement that mineral reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified. For the mineral reserves at March 31, 2012, there is no difference between the mineral reserves as disclosed under NI 43-101 and those disclosed under SEC Industry Guide 7, and therefore no reconciliation is provided. These estimates are discussed in more detail below.

Cut-Off Grade	Oxides >1.5%		Oxide Stockwork >1.0%%		Total
Reserve Classification	Short tons (in millions)	Average Grade (% TREO)	Short tons (in millions)	Average Grade (% TREO)	Short tons (in millions)	Average Grade (% TREO)
Proven	1.9	3.81	0.5	1.13	2.4	3.26
Probable	4.4	3.54	1.1	1.10	5.5	3.06
Proven & Probable	6.3	3.62	1.6	1.11	7.9	3.12

Cautionary Note to US Investors concerning estimates of Measured and Indicated Mineral Resources

This section uses the terms "Measured Mineral Resources" and "Indicated Mineral Resources." The Company advises US investors that while these terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

The Measured and Indicated Mineral Resources reported below are exclusive of the Proven and Probable Mineral Reserves as shown above and have been estimated in compliance with definitions set out in Canada's National Instrument 43-101.

Cut-Off Grade	Oxides >1.5%		Oxide Stockwork >1%		Total
Resource Classification	Short tons (in millions)	Average Grade (% TREO)	Short tons (in millions)	Average Grade (% TREO)	Short tons (in millions)	Average Grade (% TREO)
Measured	-	-	0.2	1.20	0.2	0.95
Indicated	0.3	2.84	0.4	1.14	0.7	1.92
Measured & Indicated	0.3	2.84	0.6	1.16	0.9	1.71

Cautionary Note to US Investors concerning estimates of Inferred Mineral Resources

This section uses the term "Inferred Mineral Resources." We advise US investors that while this term is recognized and required by NI 43-101, the US Securities and Exchange Commission does not recognize it. "Inferred Mineral Resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. US investors are cautioned not to assume that any part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Cut-Off Grade	Oxides >1.5%		Transitional and Sulfides >1.5%		Total
Resource Classification	Short tons (in millions)	Average Grade (% TREO)	Short tons (in millions)	Average Grade (% TREO)	Short tons (in millions)	Average Grade (% TREO)
Inferred	16.5	2.76	7.7	2.74	24.2	2.74

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

The prices of REEs are quoted in different forms, including rare-earth carbonate concentrates that contain approximately 42 percent to 45 percent TREOs, which can be marketed and sold in such form. REEs more commonly can be separated into individual oxides and sold or are sold in small sub-groups of similar elements.

According to www.metal-pages.com (“Metal Pages”), the prices of REEs increased approximately 2000 to 3000 percent, depending on the element, from July 2010 to August 2011, and then prices began decreasing through the end of 2011. For example, according to Metal Pages, the prices of REE carbonate concentrates increased from $4,500 per metric tonne ($4.50/kg) in early July 2010 to approximately $38,000 per tonne ($38/kg) in October through December 2010. REE carbonate concentrate prices remained steady at $38 per kilogram throughout 2011. REO prices of individual oxides increased considerably during the first two quarters of 2011 but declined in the third and fourth quarters.

Since REEs are used for many new technologies, it is estimated that the demand for REE will increase at a rate of seven to 10 percent per year for the next 5 to 10 years and possibly longer.  Rare-earth magnet demand using Nd, Pr, Dy and Tb is expected to increase annually at a rate of 10 to 15 percent.

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

Results of Operations

Results of operations

Our consolidated net loss for the three-month period ended March 31, 2012 was $5,317 or $0.12 per share as compared with a net loss of $1,633 or $0.04 per share for the same period in 2011, which is an increase of $3,684.  Our consolidated net loss for the nine-month period ended March 31, 2012 was $26,379 or $0.60 per share as compared with a net consolidated loss of $9,509 or $0.25 per share for the same period in 2011, which is an increase of $16,870.  For both the three and nine-month periods, the increases in net loss are primarily due to an increase in exploration expense of $1,495 and $5,694, respectively, an increase in stock-based compensation expense of $158 and $5,444, respectively, as well as a decrease in the gain on foreign currency translation of $881 and $5,244, respectively.

Exploration expense

Exploration expense for the three and nine-month periods ended March 31, 2012 was $2,599 and $12,392, respectively, as compared with $1,104 and $6,698 for the same periods in 2011, respectively.  The increases for both the three and nine-month periods are due to additional exploration work, including the pre-feasibility study, at the Bear Lodge Project.

Gain/(loss) on currency translation

A gain on currency translation of $1,452 was recognized for the three-month period ended March 31, 2012, as compared with $2,333 for the same period in 2011.  A loss on currency translation of $1,234 was recognized for the nine-month period ended March 31, 2012 as compared with a foreign exchange gain of $4,010 for the same period in 2011.  The decrease in the foreign exchange gain of $881 for the three-month period and the increase in the foreign exchange loss of $5,244 for the nine-month period were due to the majority of our cash balances being in Canadian dollars during a period when the US dollar (our reporting currency) has appreciated against the Canadian dollar. In the future, we intend to hold between six months and twelve months of US-based spending in US dollars as a natural hedge against currency fluctuations.

Interest income

Interest income was $151 and $689 for the three and nine-month periods ended March 31, 2012, respectively, as compared to $261 and $333 for the same periods in 2011.  The decrease of $110 for the three-month period is due primarily to a decrease in cash balances from the prior three-month period.  The increase of $356 from the respective nine-month period is due to an increase in interest earned on the funds that we held in financial institutions as a result of increased average cash balances over the nine-month period.

Stock-based compensation

Non-cash stock-based compensation was $2,827 and $8,868 for the three and nine-month periods ended March 31, 2012, respectively, as compared to $2,669 and $3,424 for the same periods in 2011.  The increases of $158 and $5,444 from the respective prior periods was the result of an increase in stock options granted during the latter part of the fiscal year ended June 30, 2011, and the subsequent amortization expense associated with the awards as they vest over time.

Liquidity and Capital Resources

Liquidity and capital resources for the three and nine months ended March 31, 2012

Our working capital as at March 31, 2012 was $55,031 (June 30, 2011 - $71,953). As at March 31, 2012, cash totaled $35,978, representing a decrease of $36,334 from June 30, 2011.  This decrease is mostly the result of our purchase of short-term investments of $20,054 during the period ended March 31, 2012.

During the nine-month period ended March 31, 2012, 159,000 options were exercised for gross proceeds of $215. We spent $352 on the purchase of equipment. We also spent $16,253 on our operating activities, of which $1,200 relates to the foreign exchange loss as a result of the majority of our cash and cash equivalents being held in Canadian dollars.

We estimate that the current cash position and future cash flows from warrant and option exercises and potential equity or debt financing will be sufficient for us to carry out our anticipated exploration and operating plans through 2013.

We are of the opinion that sufficient financing will be obtained from external financing and further share issuances to meet our obligations.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.  At March 31, 2012, we had working capital of $55,031, which we expect will be sufficient to fund operations for a period greater than twelve months.

Asset Retirement Obligations

An asset retirement obligation of $101 was recognized in the quarter ended March 31, 2012 for our current obligations to reclaim areas used for exploring the Bear Lodge Property. As we disturb more property, we will record an increase in our asset retirement obligations.  We evaluated our current reclamation obligation at March 31, 2012 and concluded that the outstanding amount reserved approximated the value of our current obligation.

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

Transactions with Related Parties

During the three and nine months ended March 31, 2012:

•

$46 and $96, respectively, was charged for consulting fees by the Chairman of the Board of Directors of Rare Element. As at March 31, 2012, there were no outstanding amounts owed to the Chairman.

•

During the quarter ended March 31, 2012, Mark Brown resigned from the Board of Directors.  At that time he ceased to be a related party and the company which he controlled also ceased to be a related party.  As such, there were no related party charges associated with Mark Brown or his company during the three months ended March 31, 2012.  During the nine months ended March 31, 2012, $162 was charged by Mark Brown’s private company for accounting, management fees and rent.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of March 31, 2012. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as monetary financial instruments are primarily denominated in Canadian Dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of US-based spending in US dollars as a natural hedge against currency fluctuations.  At March 31, 2012, a 1% fluctuation in the Canadian dollar to U.S. dollar exchange rate would have impacted our consolidated net loss by $283.

Other price risk. Other price risk is the risk that the fair or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Except for the below, there were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the fiscal year ended June 30, 2011.

Potential development of the Bear Lodge Project depends on numerous factors, including obtaining a positive definitive feasibility study.

Although we recently announced the results of the positive PFS with respect to the Bear Lodge Project, including updated mineral reserve and mineral resource estimates, our ability to develop the project and bring it into commercial production is subject to numerous risks and uncertainties.  We intend to engage independent consultants to prepare a definitive feasibility study on the Bear Lodge Project, but there can be no assurance that the results of the definitive feasibility study will be positive or that such study will be completed when expected.   Even if the results of the definitive feasibility study are positive, substantial expenditures are required to develop the Bear Lodge Project and to construct the associated processing facilities and infrastructure.  These costs and expenditures may be significantly greater than those estimated in the PFS or definitive feasibility study.  We may be unable to raise the financing required to complete these development activities and commence mining operations at the Bear Lodge Projects on terms acceptable to us, which could result in significant delays or the indefinite postponement of the project.

There may be delays in commencement of construction on the Bear Lodge Project.

Once the definitive feasibility study is obtained, delays in commencement of construction could result from delays in receiving the required governmental permits or approvals or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants and the unavailability of required equipment.   There can be no assurance as to whether or when construction at the Bear Lodge Project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2012 the Bear Lodge Project was not yet in production and as such, was not subject to regulation by the MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
23.1 23.2 31.1

Consent of Michael P. Richardson, P.E

Consent of Ore Reserves Engineering

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	May 10, 2012

RARE ELEMENT RESOURCES LTD.

By:	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	May 10, 2012