Form 10-K
period 2012-06-30
RARE ELEMENT RESOURCES LTD
filed 2012-09-13
CIK 1419806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34852

RARE ELEMENT RESOURCES LTD.

 (Exact Name of Registrant as Specified in our Charter)

British Columbia	N/A
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Union Blvd., Suite 250
Lakewood, Colorado White Rock, British Columbia, Canada V4B 1E6	80228
(Address of Principal Executive Offices)	(Zip Code)

(720) 278-2460

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, No Par Value	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes x No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes oNo☒

y

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No o

Indicate by check mark whether the Registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No o

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

     Large Accelerated Filer o    Accelerated Filer ☒      Non-Accelerated Filer o      Smaller Reporting Company  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes oNo☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of December 31, 2011, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $143,314,191 based upon the closing sale price of the common shares as reported by the NYSE MKT.

The number of shares of the Registrant’s Common Stock outstanding as of September 12, 2012 was 44,364,245

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual General Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PRELIMINARY NOTES

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

1

PART I

9

ITEM 1.    DESCRIPTION OF BUSINESS

9

ITEM 1B.  UNRESOLVED STAFF COMMENTS

23

ITEM 2.    PROPERTIES

23

ITEM 3.    LEGAL PROCEEDINGS

32

ITEM 4.    MINE SAFETY DISCLOSURE

32

PART II

33

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

33

ITEM 6.    SELECTED FINANCIAL DATA

40

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

AND RESULTS OF OPERATIONS

40

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

47

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

69

ITEM 9A.  CONTROLS AND PROCEDURES

69

ITEM 9B.  OTHER INFORMATION

69

PART III

70

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

70

ITEM 11.  EXECUTIVE COMPENSATION

70

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT RELATED STOCKHOLDER MATTERS

70

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

70

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

70

PART IV

71

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

71

SIGNATURES

72

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element”, “the Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Change of Reporting Status

Effective July 1, 2011, Rare Element ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers.  As a result, we began preparing and filing our Annual Report on Form 10-K beginning with the fiscal year ended June 30, 2011.  Prior to June 30, 2011, our Annual Reports were filed on Form 20-F.

Currency

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S. GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (“US$” or (“$”).  The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar (“CDN$”) against the United States Dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities law, with respect to our financial condition, results of operations, business prospects, plans, objectives, goals, strategies, future events, capital expenditures, and exploration and development efforts. Words such as “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report, include, but are not limited to:

•

The progress, potential and uncertainties of our 2012 rare-earth drill program and metallurgical testing at the Bear Lodge REE Project;

•

Our ability to obtain the necessary permits for the drill programs and future project development;

•

Expectations regarding the ability to raise capital and to continue exploration and development plans on our properties; and

•

Plans outlined under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook”.

•

Expectations as to the marketability of our produced product.

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

•

risks associated with numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge Property;

•

risks associated with the exploration, development, permitting and operations of our Bear Lodge Property;

•

risks associated with increased costs affecting financial condition;

•

risks associated with fluctuations in demand for, and price of, rare earth products;

•

risks associated with an extremely volatile rare earth industry;

•

risks associated with an increase in global supply or predatory pricing and dumping by our competitors;

•

risks associated with the establishment of new uses and markets of rare earth products;

•

risks associated with a shortage of equipment and supplies;

•

risks associated with mining and resource exploration being an inherently dangerous activity;

•

risks associated with operating in the resource industry, which is highly speculative;

•

risks associated with resource estimates;

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

risks related to proposed legislation;

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

CONVERSION FACTORS AND ABBREVIATIONS

All units in this Annual Report are stated in metric measurements unless otherwise noted. For ease of reference, the following conversion factors are provided:

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

GLOSSARY OF TERMS

We report our Mineral Reserves under two separate standards to meet the requirements for reporting in both Canada and the United States. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”). U.S. reporting requirements for disclosure of mineral properties are governed by the Securities and Exchange Commission (“SEC”) Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

We estimate and report our Mineral Resources and Mineral Reserves according to the definitions set forth in NI 43-101 and modify them as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the similarities and differences.

NI 43-101 DEFINITIONS

Mineral Reserve

The term “Mineral Reserve” refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study. The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Proven Mineral Reserve

The term “Proven Mineral Reserve” refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Mineral Reserve

The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated, and in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Mineral Resource

The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, rare earth elements and industrial minerals in or on the earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured Mineral Resource

The term “Measured Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource

The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pour, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource

The term “Inferred Mineral Resource” refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pour, workings and drill holes.

Qualified Person (1)

The term “Qualified Person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, has experience relevant to the subject matter of the mineral project and the technical report and is a member in good standing of a professional association.

SEC INDUSTRY GUIDE 7 DEFINITIONS

Reserve

The term “Reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study (2) done to bankable standards that demonstrates the economic extraction. (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Proven Reserve

The term “Proven Reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established.

Probable Reserve

The term “Probable Reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Mineralized Material (3)	The term “Mineralized Material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Non-Reserves	The term “Non-Reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Exploration Stage	An “Exploration Stage” prospect is one which is not in either the development or production stage.

Development Stage

A “Development Stage” project is one which is undergoing preparation of an established commercially mineable deposit for ore extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Production Stage	A “Production Stage” project is actively engaged in the process of extraction and beneficiation of Mineral Reserves to produce a marketable metal or mineral product.

(1)	Industry Guide 7 does not require designation of Qualified Person.

(2)

For Industry Guide 7 purposes the feasibility study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(3)	This category is substantially equivalent to the combined categories of Measured Mineral Resource and Indicated Mineral Resource specified in NI 43-101.

ADDITIONAL DEFINITIONS

assay- a measure of the valuable mineral content

bastnasite -  a mixed-lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world's supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and  other REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures cerium (Ce) – a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is also widely used in glass polish concentrate - a mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the desired metal and/or metal minerals, and discarding the waste minerals. The resulting "concentrate" of minerals typically has an order of magnitude higher content of minerals than the beginning ore material cut-off grade- when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit definitive feasibility study (“DFS”) - a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production dysprosium (Dy) - A few percent of Dysprosium (Dy) is often added to high power neodymium iron boron magnets to increase their resistance to demagnetization. A minor use of dysprosium is in the magnetostrictive alloy, based on DyTbFe called terfenol-D europium (Eu) -  desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior fault- a surface or zone of rock fracture along which there has been displacement formation- a distinct layer of sedimentary rock of similar composition gadolinium (Gd) - absorbs neutrons and therefore is used for shielding and controlling neutron radiography and in nuclear reactors. Because of its paramagnetic properties, solutions of organic gadolinium complexes and gadolinium compounds are popular intravenous contrast enhancing agents for medical Magnetic Resonance Imaging contrast agents in (MRI). Gadolinium is sometimes added to samarium cobalt magnets to make their magnetic properties less temperature dependent geochemical- the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysical- the mechanical, electrical, gravitational and magnetic properties of the earth's crust geophysical surveys- a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth's surface grade- quantity of metal per unit weight of host rock

heavy rare earth elements (“HREEs”) – defined as the elements Tb, Dy, Ho, Er, Tm, Yb, Ly and Y host rock- the rock in which a mineral or an ore body may be contained lanthanum (La) - the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts, FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries.

life-of-mine- a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing mineral- a naturally occurring inorganic crystalline material having a definite chemical composition mineralization- a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock monazite - a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. This has historically limited the processing of monazite, however this mineral is becoming more attractive because it typically has elevated concentrations of mid-to heavy rare earths

National Instrument 43-101 (“NI 43-101”)- standards of disclosure for mineral projects prescribed by the Canadian Securities Administration neodymium (Nd) - key constituent of NdFeB permanent magnets and it is an additive to capacitor dielectrics. NdFeB magnets maximize the power/weight ratio, and are found in a large variety of motors, generators, sensors and hard disk drives. Capacitors containing neodymium are found in cellular telephones, computers and nearly all other electronic devices. A minor application of neodymium is in lasers open pit- surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore- mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body- a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade- the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide- rare earth bearing ore which results from the oxidation of near surface sulfide ore preliminary economic assessment (“PEA”) - a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study praseodymium (Pr) -  comprises about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties. It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder's glasses. Because it chemically and magnetically is so similar to its neighbors neodymium and lanthanum, it is typically found in small amounts in applications where neodymium and lanthanum are popular, such as NdFeB magnets and catalysts. These latter applications are actually the largest uses for praseodymium because the magnet and catalyst markets are so large. Thus praseodymium plays an important role, in extending the availability of the more popular neodymium and lanthanum preliminary feasibility study or pre-feasibility study (“PFS”)- each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve rare earth element (“REE”) – an unusual group of metallic elements with unique properties: chemical, catalytic, magnetic, metallurgical and phosphorescent rare earth oxide (“REO”) – the oxide form of rare earth elements

RC (reverse circulation) drilling- a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube recovery - the percentage of contained metal actually extracted from ore in the course of processing such ore samarium (Sm) - predominantly used to produce samarium cobalt magnets. Although these magnets are slightly less powerful than NdFeB magnets at room temperature, samarium cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

sampling and analytical variance/precision- an estimate of the total error induced by sampling, sample preparation and analysis strike- the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip- to remove overburden in order to expose ore

sulfide- a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with REE mineralization tailings- fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted total rare earth oxide (“TREO”) – refers to the sum total of rare earth elements present in a deposit vein- a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Background

Rare Element Resources Ltd. was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999 as “Spartacus Capital Inc.”  On July 25, 2003, our name was changed to “Rare Element Resources Ltd.”  Our executive office is located at 225 Union Blvd., Suite 250, Lakewood, Colorado 80228. The telephone number for our executive office is (720) 278-2460.  We maintain a website at www.rareelementresources.com.

Our common shares are traded on the Toronto Stock Exchange (the “TSX”) under the symbol “RES” and on the NYSE MKT under the symbol “REE.”

Our authorized capital consists of an unlimited number of common shares without par value.  As of June 30, 2012, the end of the latest completed fiscal year, there were 44,364,245 common shares issued and outstanding.  As of September 12, 2012, there were 44,364,245 common shares issued and outstanding.

History

Originally organized as a “venture capital pool” company whose activities were focused on the identification and completion of a qualifying transaction on the TSX Venture Exchange (“TSX-V”), we transitioned to a “venture company” on July 25, 2003, coincident with the completion of our qualifying transaction, the reverse takeover (“RTO”) acquisition of Paso Rico Resources Ltd. (subsequently renamed “Rare Element Holdings Ltd.”) and the completion of a CDN$551,000 private placement.  Rare Element Holdings Ltd.’s main asset, through our wholly-owned subsidiary, Rare Element Resources, Inc. (previously known as “Paso Rico (USA), Inc.” (“RER, Inc.”), is the 100% interest in a group of unpatented mining claims and one leased state section, together known as the Bear Lodge Property (“Bear Lodge Property.”)  Effective December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.

Effective October 8, 1999, we completed our initial public offering of 1,500,000 common shares at $0.20 per share, raising $300,000. The common shares began trading on the TSX-V in Canada on November 15, 1999 under the symbol “SCI.”  Our common shares began trading on the NYSE Amex (now NYSE MKT) on August 18, 2010 under the symbol “REE”.  On May 27, 2011, we graduated from listing on the TSX-V to the TSX and trade there under the symbol “RES”.

Subsidiaries

We have one wholly-owned subsidiary, incorporated under the laws of British Columbia, Canada, on July 12, 1996 under the name “Rare Element Holdings Ltd.” That subsidiary has one wholly-owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the State of Wyoming, USA.

Description of Business

Our business is the exploration and development of mineral properties. Our principal property is the Bear Lodge Property located in northeastern Wyoming, USA. The Bear Lodge Property consists of two projects, the main project which is the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project”) and the Sundance Gold Project.

The Bear Lodge REE Project contains a large disseminated REE deposit which is the second highest grade REE deposit in North America, has an encouraging distribution of the elements Nd, Pr, Eu, Tb and Dy.   The Bear Lodge REE Project has favorable metallurgy, outstanding infrastructure, and it is located in one of the world's best mining jurisdictions, recently globally ranked fourth by the Fraser Institute.

Further description of the acquisition of the above properties is included under the section heading “Item 2. Properties” in this Annual Report.

Recent Corporate Developments

The following significant corporate developments occurred during our fiscal year ended June 30, 2012:

•

Completed the 2011 drilling program on the Bear Lodge REE Project in December 2011. The program included 63 exploration and development drill holes and an additional 37 large diameter core holes. The 37 large diameter core holes provided a 9 ton bulk sample for an upcoming pilot plant metallurgical test work in 2013.

•

Incorporated partial results from the 2011 REE drilling program into an updated Mineral Resource estimate for a preliminary feasibility study (“PFS”) that shows positive economics using three-year trailing average prices for REE concentrates, An upgraded and increased NI 43-101 compliant Mineral Resource estimate, based on complete results from the 2011 drilling program, was announced on May 7, 2012.

•

Completed a 34-hole gold exploration drilling program in November 2011 on the Sundance Gold Project focusing on three main gold targets. Results from the drilling at the Smith target provided the highest gold grades found to date.

•

Identified HREE enrichment in mineralization at the Whitetail Ridge resource, and the, East Taylor and Carbon target areas.  The strongest HREE enrichment and highest grades occur at the East Taylor target within the Bear Lodge REE Project.

•

Continued environmental baseline and geotechnical studies for use in the environmental impact study (“EIS”) and definitive feasibility study.

Trends and Description of the Rare-Earth Market

Uses for REE products

REEs are used in hybrid-electric-vehicles and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride  batteries and REE “super” magnets within electrical motors and generators; REE are also used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, compact fluorescent lights, petroleum-refining catalysts and numerous other modern specialty technologies. The markets for REE have become more significant in recent years as more of these new technologies are developed. Prices of REEs are affected by the supply and demand fundamentals of the market.

Trends affecting supplies of REE products

Currently REE markets are dominated by production from China, which produced approximately 94% of the global REE production in 2011. For the past eight years and most recently in the summer of 2010, China has reduced its exports of REEs by 40 percent and increased related export taxes, which has significantly increased REE prices since that time. Global supply is expected to remain limited due to continued Chinese export restrictions, consolidation of the Chinese small rare earth producers, increased Chinese environmental protections and expected continued demand increases.

 As a result of increased investment in the rare earth industry outside of China, there are several new and refurbished rare earth projects about to begin producing rare earth products. New production is expected to ramp up beginning in the fourth quarter of 2012 and continue through 2013. This new production may have a negative impact on the pricing of some rare earth products, especially lanthanum and cerium.

Trends affecting demand of REE products

The global economy plays a key role in the continuation and pace of increased demand. If the global economy experiences a prolonged period of slow growth, then the expected increase in rare earth product demand may not increase at the pace expected.

Since REEs are used for many new technologies, it is estimated that the demand for REE will increase at a rate of 7 to 10 percent per year for the next 5 to 10 years and possibly longer.  Rare-earth magnet demand using Nd, Pr, Dy, Sm and Tb is expected to increase annually at a rate of 10% to 15%.

Trends affecting prices of REE products

The prices of REEs are quoted in different forms, including rare-earth carbonate concentrates that contain approximately 42 percent to 45 percent TREOs, which can be marketed and sold in such form. REEs more commonly can be separated into individual oxides and sold or are sold in small sub-groups of similar elements.

According to www.metal-pages.com (“Metal Pages”), the prices of REEs increased approximately 2,000 to 3,000 percent, depending on the element, from July 2010 to August 2011, and then prices began decreasing through the end of 2011. For example, according to Metal Pages, the prices of REE carbonate concentrates increased from $4,500 per metric tonne ($4.50/kg) in early July 2010 to approximately $38,000 per tonne ($38/kg) in October through December 2010. REE carbonate concentrate prices remained steady at $38 per kilogram throughout 2011. REO prices of individual oxides increased considerably during the first two quarters of 2011 but declined in the third and fourth quarters.  Beginning in the second quarter of 2012, REE prices have decreased significantly for all REEs.  Lanthanum and cerium decreased from highs exceeding $150 per kilogram in mid-2011 to less than $20 per kilogram for 99.9% oxide FOB China currently.

Supply and demand factors for REE products that could positively impact REE prices:

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

•

China is consolidating its REE industry and closing small, inefficient and polluting REE producers;

•

The stockpiling of certain REE products and increases in export taxes by China;

•

the use of cerium in glass, ceramics, glass polishing, and advanced water filtration applications; and

•

continued research and commercialization of new applications for REE products.

Supply and demand factors for REE products that could negatively impact REE prices:

•

the potential for oversupply of certain REEs due to new production or increased exports by China;

•

the potential substitution of other materials for high priced REEs;

•

static or lower global growth reducing demand for REEs; and

•

production and processing methodology and costs exceeding market prices.

Our ability to raise additional funds in order to complete our plan to develop the Bear Lodge REE Property may be impacted by future prices of REE.  The marketability of our common shares and our ability to raise other sources of financing will be dependent on the prices of REE.  If the global demand for REEs decreases it could adversely impair our ability to obtain financing at reasonable terms in order to fund the exploration and future development of our mineral properties.

Seasonality

Seasonality in the state of Wyoming is not a material factor to our operations for our project.  Snow fall in the winter can limit our access to the Bear Lodge Property and our ability to drill from approximately November through June, but it is not a material issue for us.

Competition

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies in connection with the acquisition, exploration and development of mineral properties.  There is competition for the limited number of mineral property acquisition opportunities, some of which is with other companies having substantially greater financial resources, staff and facilities than we do.  As a result, we may have difficulty acquiring attractive exploration properties, staking claims related to the Bear Lodge Property, and exploring and developing the Bear Lodge Property.

We also compete with other mining and exploration companies in our efforts to hire and retain experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. As a result, we may have difficulty attracting or retaining key personnel or outside technical resources.

China accounts for the vast majority of REE production.  While REE projects exist outside of China, very few are in actual production. Further, even though several large mines outside of China are expected to be in production soon, it is likely that the Chinese will be able to dominate the market for rare earth elements into the future.  This gives the Chinese a competitive advantage in controlling the supply of rare earth elements and engaging in competitive price reductions to discourage competition.  Any increase in the amount of rare earth elements exported from other nations, and increased competition, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, the Company may not be able to compete effectively against current and future competitors.

Environmental Regulation

Our exploration and development activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management and reclamation. Environmental hazards may exist on the properties in which we hold interests which are unknown to us at present and which have been caused by previous owners of the properties. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits. The federal agency involved with compliance is the United States Forest Service, Sundance, Wyoming District Office. The state agency involved is the Wyoming Department of Environmental Quality. We operate under permits granted by these two agencies and have established bonds to ensure environmental reclamation of areas disturbed.  As of June 30, 2012, the Company had reclamation bonds totaling $422,283.

Minerals Exploration Regulation

Mining operations and exploration and development activities are subject to various national, state, county and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. There are no current orders or notices of violations relating to the Company with respect to the foregoing laws and regulations.

Compliance with these laws and regulations may impose substantial costs on the Company and will subject it to significant potential liabilities.  Changes in these laws or regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended June 30, 2012, our Bear Lodge Property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

Employees

At June 30, 2012, we had 20 full-time employees and 16 consultants.  All of the consultants and 14 of the employees are directly engaged in evaluation and development activities.  None of our employees are covered by collective bargaining agreements.

Available Information

We make available, free of charge, on or through our Internet website, at www.rareelementresources.com our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report.

Our filings can also be viewed at our corporate offices, located at 225 Union Blvd., Suite 250, Lakewood, CO 80228. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected and copies ordered at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549. Further, the Company also files reports under Canadian regulatory requirements on SEDAR; you may access our reports filed on SEDAR by accessing their website at www.sedar.com.

ITEM 1A.   RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common shares which may decline and investors may lose all or part of their investment. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.  We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

We have a history of losses and will require additional financing to fund exploration and, if warranted, development and production.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

For the fiscal year ended June 30, 2012, our net loss was $35.0 million. Our accumulated deficit at June 30, 2012 was $61.8 million. At June 30, 2012, our cash position was $51.7 million, of which $37.0 million was considered cash and cash equivalents and $14.6 million was held as short-term investments.  Our working capital position was $50.1 million. We have not commenced commercial production on any of our mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues until we place the Bear Lodge Property into production. Our Bear Lodge Property is currently in the exploration stage.

We do not have sufficient funds to fully complete exploration and development work on the Bear Lodge Property, which means that we will be required to raise additional capital, enter into joint venture relationships or find alternative means to finance the placing of our Bear Lodge Property into commercial production. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration and development or production on our Bear Lodge Property and any properties we may acquire in the future or even a loss of property interests. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance.

We are an exploration stage company and have no history producing metals from our properties.  Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and none of our properties is currently producing. There can be no assurance that the Bear Lodge Property will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure.  We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

The planned development of our Bear Lodge Property involves numerous uncertainties that could affect the feasibility or profitability of such project.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible.  Development projects are subject to the completion of successful feasibility studies and environmental and socioeconomic assessments, the issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

•

completion of definitive feasibility studies to further verify Mineral Reserves and Mineral Resources and commercial viability;

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•

securing a commercially viable sales outlet for our products;

•

the availability and costs of drill equipment, skilled labor and mining and processing equipment, if required;

•

the availability and cost of appropriate processing and/or refining arrangements, if required;

•

compliance with environmental and other governmental approval and permit requirements;

•

the availability of funds to finance exploration, development and construction activities, as warranted;

•

negotiating sales or off-take contracts for our planned production;

•

future REE and gold prices;

•

potential opposition from non-governmental organizations, environmental groups or local groups or inhabitants which may delay or prevent development activities;

•

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and

•

potential shortages of mineral processing, construction and other facilities related supplies.

It is common in exploration programs and, if warranted, development, construction and mine start-up to experience unexpected problems and delays. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at our Bear Lodge Property.

Our growth depends on the exploration, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration property at this time is our Bear Lodge REE Project. Our continued viability is based on successfully implementing our strategy, including completion of a definitive feasibility study, permitting and construction of a mine and processing facilities in an expected timeframe. The deterioration or destruction of any part of our property may significantly hinder our ability to maintain a sustainable or profitable business.

Increased costs could affect our ability to bring our projects into production and once in production, to be profitable.

We have estimated the capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS.  Our actual costs may be higher than we presently anticipate which could make it more difficult to finance the project or to successfully establish mining operations at the Bear Lodge REE Project.

We anticipate that our future operating costs at the Bear Lodge Property will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to maintain operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus currently is the exploration and development of the Bear Lodge REE Project, changes in demand for, and the market price of, REE and related products could significantly affect our ability to develop and finance the Bear Lodge REE Project and eventually attain commercial production and profitability. The value and price of our common shares may be adversely affected by declines in the prices of REE and related products.  REE and REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for REE and REE products, and the political and economic conditions of countries that produce REE.

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  Although REE prices increased during 2010 and most of 2011, they experienced a significant drop again in the first eight months of 2012.  Average prices for lanthanum oxide and cerium oxide decreased by approximately 50% during the second half of 2012 due, in part, to a reduction in reported speculative buying of rare earth materials in China. Protracted periods of low prices for REE and REE products could significantly reduce our ability to develop the Bear Lodge REE Project or, if we attain commercial production, to maintain operations.  Reduced REE prices could also reduce our Mineral Reserves and Mineral Resources.

Demand for REE may be impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronic industries. Lack of growth in these markets may adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high REE prices generally are beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for REE and REE products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have recently announced plans to develop motors for electric and hybrid cars that do not require rare earth metals due to concerns about the available supply of rare earths. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business.

Conditions in the rare earth industry have been, and may continue to be, extremely volatile, which could have a material impact on our company.

Conditions in the rare earth industry have been extremely volatile, and prices, as well as supply and demand, have been significantly impacted by a number of factors, principally changes in economic conditions and demand for rare earth materials and changes, or perceived changes, in Chinese quotas for export of rare earth materials.  Dramatic price fluctuations are due, in part, to a reduction in reported speculative buying of rare earth materials in China. If conditions in our industry remain volatile, our stock price may continue to exhibit volatility as well. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to obtain capital needed for our Bear Lodge Project and our ability to find purchasers for our products at prices acceptable to us.

An increase in the global supply of rare earth products, dumping and predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge Property and operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REO products. According to IMCOA, it is estimated that China accounted for approximately 94% of global REO production in 2011. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach production of REOs, the increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REOs. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against our future competitors.

The success of our business will depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business will depend, in part, on the establishment of new markets by us or third parties for certain rare earth products that may be in low demand. Although we plan to produce rare earth products for use in end products such as NdFeB magnets, which are used in critical existing and emerging technologies such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business depends on creating new markets and successfully commercializing rare earth products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products and applications could have a material adverse effect on our ability to develop our Bear Lodge Property and operate our business.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our exploration and, if warranted, development and mining operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our planned activities and increase our costs and expenses.

Mining and mineral exploration and development are inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

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

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by insurance policies.

Mineral exploration and development is highly speculative, and certain inherent exploration risks could have a negative effect on our business.

Our long-term success depends on our ability to identify mineral deposits on existing properties and other properties we may acquire, if any, that can then be developed into commercially viable mining operations.  Resource exploration is a highly speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.  Substantial expenditures are required to establish Proven and Probable Mineral Reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. The marketability of minerals acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Any one or a combination of these factors may result in our failure to receive an adequate return on our investment capital.  The decision to abandon a project may have an adverse effect on the market value of our common shares and our ability to raise future financing.

Mineral Resource estimates are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, our Mineral Reserve and Mineral Resources estimates are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance the Bear Lodge Property to development, we must rely upon such estimated calculations as to the Mineral Reserves and grades of mineralization on the property.  Until ore is actually mined and processed, Mineral Reserves and grades of mineralization must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•

Mineral Resource or other mineralization estimates will be accurate; or

•

that this mineralization can be mined or processed profitably.

Our Mineral Reserve and Mineral Resource estimates could be inaccurate, and any material changes in these estimates will affect the economic viability of placing a property into production.

Because we have not completed a definitive feasibility study on the Bear Lodge Property and have not commenced actual production, mineralization estimates, including Mineral Reserve and Mineral Resource estimates, for the Bear Lodge Property may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by any pre-feasibility or definitive feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

Our Mineral Reserve and Mineral Resource estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for REEs and gold may render portions of our Mineral Reserves or Mineral Resources uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations reached by us. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our Bear Lodge Property.

Title to our Bear Lodge Property may be subject to other claims, or we may lose our interest in our claims or lease with the State of Wyoming, which could affect our property rights and claims.

There are risks that title to our Bear Lodge Property may be challenged or impugned. Our Bear Lodge Property is located in the state of Wyoming and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of our Bear Lodge Property which, if successful, could impair development and/or operations.

The vast majority of the mineral rights to our Bear Lodge Property consist of "unpatented" mining claims created and maintained in accordance with the U.S. general mining law. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the U.S. general mining law.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government.  The validity of an unpatented mining or mill site claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of U.S. federal and state statutory and decisional law.  In addition, there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims.  Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

The mining lease we hold through the State of Wyoming is subject to payment obligations and renewals.  There is a risk that we may not be granted a renewal upon request to continue to hold the lease through the exploration and planned operation of the Bear Lodge Property.  The royalty imposed by the State is subject to further definition and may also be an impediment to our exploration and planned operations, depending upon the burden that could be imposed.  The loss of the State of Wyoming mining lease rights, or future royalties or taxes imposed by the State of Wyoming, would adversely affect our property.

Our operations are subject to significant uninsured risks that could negatively impact future profitability as we maintain limited insurance against our operations.

The exploration of our Bear Lodge Property contain certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our assets or common shares.  We expect to maintain general liability, director and officer insurance, and some insurance against our assets but not with full replacement of value expectations. We may decide to update or amend our insurance portfolio in the future if it is available at economically viable rates.

Mineral operations are subject to market forces outside of our control which could negatively impact our business or operations.

The marketability of minerals is affected by numerous factors beyond our control including market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, imports, exports and supply and demand.  One or more of these risk elements could have an impact on the costs of our operations and if significant enough, reduce the profitability or viability of operations.

Permitting, licensing and approval processes are required for our operations and obtaining and maintaining these permits and licenses is subject to conditions which we may be unable to achieve.

Many of the operations at the Bear Lodge Property require licenses and permits from various governmental authorities.  We believe we hold, or are in the process of obtaining, all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration and mining activities including constructing mines or milling facilities and commencing operations at the  Bear Lodge Property.  In addition, if we proceed to production on the Bear Lodge Property or any other properties that we may acquire in the future, we must obtain and comply with permits and licenses which may contain specific operating conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

We are subject to significant governmental regulations, which affect our operations and impact the cost of conducting our business.

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

Existing and possible future laws, regulations and permitting requirements governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our operations are subject to environmental risks and compliance with environmental regulations which are increasing and costly.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Bear Lodge Property or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current U.S. Federal Laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

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

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Bear Lodge Property permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Bear Lodge Property or other properties entirely.

The Clean Water Act (CWA), and comparable state statutes, imposes restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (EPA) or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

In order to carry out reclamation obligations imposed on us in connection with the potential development activities at the Bear Lodge Property, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We have set up a provision for reclamation obligations as currently anticipated for the Bear Lodge Property, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Legislation has been proposed that would significantly affect the mining industry and our business.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our ability to operate or our financial performance.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing REE, gold or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we have. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future, or attract or retain key personnel or outside technical resources.

Foreign currency fluctuations may have a negative impact on our financial position and results.

Our property interests in the United States make it subject to foreign currency fluctuations that may adversely affect our financial position and results. We maintain accounts in Canadian dollars, and thus, any appreciation in the US Dollar against the Canadian Dollar increases the costs of carrying out our operations in the United States.  Management may or may not enter into any foreign currency contracts from time-to-time to mitigate this risk. By failing to enter into currency contracts, or the risk in the currency contracts themselves, may cause losses due to adverse foreign currency fluctuations.

We are dependent on key personnel and the absence of any of these individuals could adversely affect our business.

Our success is currently largely dependent on the performance, retention and abilities of our directors, officers, employees and management.  The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, officers, employees or other qualified personnel required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain “key man” life insurance policies on any of our officers or employees.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel, or to attract and retain personnel on acceptable terms.  Management personnel are currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.  We have not entered into non-competition agreements.  As the business is substantially dependent upon the directors, executive officers and consultants, the lack of non-competition agreements poses a significant risk in the event such persons were to resign or be terminated from such positions.  Under such circumstances, such persons may provide confidential information and key contacts to competitors and we may have difficulties in preventing the disclosure of such information.  Such disclosure would have a material adverse effect on our business and operations.

Our directors/senior management are engaged in other businesses.  Potential conflicts of interest and other obligations of management could interfere with corporate operations.

Some of our directors and officers are engaged and will continue to be engaged in additional businesses, and situations may arise where these directors and officers could be in direct competition with us.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable policies, regulations and legislation.  Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures.  In order to avoid the possible conflict of interest which may arise between the directors’ and officers’ duties to us  and their duties to the other entities they are involved, our directors and officers have been advised as follows by us: participation in other business ventures offered to the directors or officers should be allocated between the various entities and on the basis of prudent business judgment and the relative financial abilities and needs of such entities to participate; no commissions or other extraordinary consideration will be paid to such directors and officers; and business opportunities formulated by or through other entities in which the directors and officers are involved should not be offered to us  except on the same or better terms than the basis on which they are offered to third party participants.  As a result of their other business endeavors, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct ongoing operations and to generate revenues. In addition, our management may periodically be interrupted or delayed as a result of our officers’ other business interests.

U.S. investors may not be able to enforce their civil liabilities against us or our directors, controlling persons and officers.

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia, Canada under the British Columbia Business Corporations Act. Some of our directors are residents of Canada, and a substantial portion of their assets are located outside of the United States.  As a result, it may be difficult for U.S. holders of our common shares to affect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

We do not currently intend to pay cash dividends.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our development, operations and expansion of our business.  Payment of future cash dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our common shares appreciates.

Dilution through outstanding common share options could adversely affect our shareholders.

Because our success is highly dependent upon our employees and consultants, we have granted to some or all of our key employees, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of June 30, 2012, there are 4,331,000 common share purchase options outstanding, which, if exercised, would result in an additional 4,331,000 common shares being issued and outstanding.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

It is likely that we will sell common shares or securities exercisable or convertible into common shares in order to finance our planned exploration and development activities. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and potentially adversely affect the trading prices of our common shares, and could impair our ability to raise capital through future offerings of securities.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments which could adversely affect our business and future growth potential.

Price volatility of our publicly traded securities could adversely affect investor’s portfolios.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  There can be no assurance that continual fluctuations in price will not occur.  It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings.  The price of our common shares has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

We likely constituted a "passive foreign investment company" during the fiscal year ended June 30, 2012, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. investors in our common shares should be aware that we believe that we were classified as a PFIC during the tax year ended June 30, 2012, and based on current business plans and financial expectations, we expect that we will be a PFIC for the current fiscal year.  If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of common shares, or any so-called “excess distribution” received on our common shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" election (“QEF Election”) or a "mark-to-market" election with respect to the common shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  However, U.S. shareholders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a qualified electing fund, or that we will supply U.S. shareholders with information that such U.S. shareholders are required to report under the QEF Election rules, in the event that we are a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their common shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the common shares over the taxpayer’s basis therein.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of common shares.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

Detailed information is contained herein with respect to our property.  Units of measurement are reported in units used by the qualified person as defined by National Instrument 43-101 (“NI 43-101”) in compiling reports on the Bear Lodge Property.

BEAR LODGE PROPERTY (Wyoming, USA)

The Bear Lodge Property is comprised of two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill mine deposit, the Whitetail Ridge resource area, and the East Taylor and Carbon exploration targets.  Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project”. We hold our interest in the Bear Lodge Property through our wholly-owned subsidiary, Rare Element Resources, Inc. (“RER, Inc.”).

The Bear Lodge Property is located in central Crook County, northeastern Wyoming and is approximately 12 miles northwest of the town of Sundance, Wyoming.  The Property is accessible by paved and well-maintained gravel roads. The Property lies within the Black Hills National Forest along the crest of the northern part of the Bear Lodge Mountains, a narrow northwest-trending range. Physiographically it is the northwest extension of the Black Hills in western South Dakota. The range is characterized by rolling grass- and pine-covered mountains that reach elevations of 1,950 meters within the property. The mountains have moderate slopes covered by western yellow pine forest interspersed with dense thickets of brush. Narrow grassy meadows cover the upper reaches of seasonal drainages. The lowest point within the property is about 1,768 meters in elevation. The climate during the summer is warm and relatively dry, followed by cold winters with variable amounts of snow.

Indirectly through RER, Inc., we control 100% of the mineral rights at the Bear Lodge Property, consisting of both unpatented mining claims and a Wyoming state mining lease.  We hold 497 unpatented mining claims located on land administered by the U.S. Forest Service and a 259-hectare Wyoming state mining lease for a total of approximately 3,900 hectares. The Property is located within parts of Sections 5 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian. All of the mining claims are unpatented, such that the paramount ownership and title of the land are held by the United States of America. Claim maintenance payments and related documents must be filed annually with the Wyoming State Office of the Bureau of Land Management (BLM) and recorded with the Crook County, Wyoming Clerk and Recorder, to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met. All of our Mineral Resources are located on mining rights that we hold.

Our 100% interest in the unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now Freeport McMoRan Corporation, (“Freeport”)) by way of a Mineral Lease and Option for Deed in 2000 and an additional 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May, 2010.  A portion of the Newmont transferred claims had been held in a joint venture between Newmont and the Company since 2006.  Some of the Newmont transferred claims (approximately 327) are subject to a perpetual 0.5% production Net Smelter Return (“NSR”) royalty on minerals, except for rare earth minerals, which are excluded from any royalty obligations.  The Newmont transferred claims are further subject to a right of first refusal granted to Newmont for any sale or disposition of the claims to third parties by the Company.  This right of first refusal applies only to parties or partners for non-rare earth extraction and terminates on May, 14, 2015.   We acquired additional unpatented mining claims in 2011, which resulted in our 100% interest in 497 total unpatented mining claims.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of NSR payable to Freeport, but the royalty was subsequently purchased by us in March 2009. In July 2009 Rare Element Resources Ltd. assigned the Freeport royalty to Rare Element Resources, Inc. retaining the royalty as it applies to the production of rare-earth minerals.  As a result of the agreements above, we hold an unencumbered rare-earth project including all 497 unpatented mining claims, free of royalties for rare-earth production. Some of the claims are subject to a non-rare earth Newmont royalty of 0.5% as described above.

The Wyoming state lease section grants us the right to prospect, mine, extract, and remove “gold, silver and precious metals, rare earth metals, base metals and other metals” from the leased area, along with surface rights “necessary to the full enjoyment” of the mineral rights. A nominal rental payment is required each year, which is currently US $2 per acre.  A sliding scale royalty of 5 to 10% of an “adjusted sales value per ton” is due to the state of Wyoming if a mine is developed on the leased land, unless a lower royalty is fixed by the Board of Land Commissioners.   The lease is for a period of 10 years, ending October 1, 2014, and can be renewed for additional ten-year terms.

Exploration has been carried out on Bear Lodge Property since its discovery in 1949.  In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Property since the discovery of mineralization. No mining or operations were conducted at the Bear Lodge Property by any of the prior owners.

Necessary infrastructure, such as housing, food and fuel is available in townships in close proximity to the Property. Supplies can be trucked in on both US Interstate Highway 90 and rail lines. A Burlington Northern rail transport line also runs through Moorcroft, 34 miles west of Sundance. The Gillette, Wyoming area, located approximately 55 miles to the west, has a coal-fired power plant, and would be a major logistics center for any development at the Bear Lodge Property. The current size of the property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable environmental permitting outcome.

We are not aware of any outstanding environmental liabilities, except for reclamation work associated with our ongoing exploration and drilling activities. We hold all the necessary permits to carry out current exploration and evaluation programs. Permits for the current operations were approved by both the U.S. Forest Service and the Wyoming Department of Environmental Quality. We have an approved reclamation plan and a posted reclamation bond to cover the reclamation and cost of exploration and environmental related work.

Additional local, state and federal permits will be required for a mining and processing operations should we decide to proceed to mine development and operations.

Bear Lodge Property – Location Map

BEAR LODGE REE PROJECT

Within the Bear Lodge Property, we have identified a rare earth element resource project called the Bear Lodge REE Project.  Rare earth element (“REE”) mineralization occurs in the north-central core of an alkaline-igneous complex in the Bear Lodge Property. All of the most important REE deposits and occurrences within the Bear Lodge Property are contained within our unpatented mining lode claims, and are located in the vicinity of the Bull Hill mine deposit.

Rare-earth mineralized bodies occur as dikes, veins and stockwork within the Bull Hill mine deposit area  of the Bear Lodge REE Project.  The mineralization includes a well-defined, near-surface oxidized FMR (iron oxide-manganese oxide-REE) zone, a near-surface oxidized but incompletely leached carbonatite zone (oxide-carbonate zone), a transitional or mixed zone (oxide + sulfide),  and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone. The oxide-carbonate and transitional zones were referred to collectively in previous new releases and technical reports as “transitional zone”. As our understanding of the deposit has progressed, it made sense to sub-classify mineralized zones based on key characteristics of those zones. The FMR dikes and veins contain no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) are completely leached from the zone, which ranges from the surface to depths of about 300 – 500 feet. The oxide-carbonate zone generally occurs beneath the oxide zone, but may locally breach the surface in select dikes. It is characterized by an absence of sulfides, with the residual iron oxides formed during the complete oxidation of the former sulfide minerals, and by variable amounts of relicit matrix carbonates (calcite ± strontianite).

Bull Hill mine deposit

The Bull Hill mine deposit contains the Mineral Resources and Mineral Reserves as reported in our Prefeasibility Study (“PFS”) dated April 13, 2012, as further discussed below. The Bull Hill mine deposit comprises a steeply-dipping FMR-carbonatite dike swarm. Geological interpretation of results from the 2010 and 2011 drill programs indicate that the Bull Hill mine deposit resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme. Carbonatite dikes at depth are interpreted to transition toward the surface into either oxide-carbonate or FMR bodies, which range in size from veinlets to large dikes more than 30 meters in width. The Bull Hill mine deposit consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

Prefeasibility Study

Our PFS for the Bull Hill mine deposit was principally authored by Roche Engineering Inc. (“Roche”).  Roche undertook the process engineering, mine and mill capital and operating cost estimation in the PFS.  Eric F. Larochelle, P.Eng., Vice President of Operations, USA, of Roche is an independent Qualified Person as defined by Canadian National Instrument 43-101— Standards of Disclosure for Mineral Projects ("NI 43-101").  He prepared or supervised the preparation of material on behalf of Roche. Michael P. Richardson, P.E., of John T. Boyd and Company of Denver, Colorado, an independent qualified person as defined by NI 43-101, prepared the mine plan for the PFS.  Jaye T. Pickarts, P.E., our Chief Operations Officer and a qualified person as defined by NI 43-101, prepared the metallurgy and process development. Alan C. Noble, P.E., of Ore Reserves Engineering of Lakewood, Colorado, an independent qualified person as defined by NI 43-101, prepared the mineral resource estimate.  The technical report summarizing the results of the PFS entitled "Rare Element Resources Inc. Bear Lodge Project Canadian NI 43-101 Technical Report on the Mineral Reserves and Development of the Bull Hill Mine." The report is dated April 13, 2012 and is available on SEDAR at www.sedar.com and on our website at www.rareelementresources.com.  The Qualified Persons listed above have reviewed the technical disclosures below.

Highlights of the Bull Hill mine deposit PFS are summarized in the following table:

Production Highlights for the Bear Lodge REE Project PFS

Annual Ore Production (tonnes)	318,226
Average Stripping Ratio	8.7

Annual Production
Concentrate (tonnes)	20,962
TREO (tonnes)	9,433

Average REO grade	3.62%

Life of Mine (years)	19

Mining dilution	5%
Mining recovery rate	95%

Metallurgical recovery rate	81.4%

Production start-up	4th Quarter 2015

Ramp up to full production	One year

The PFS was completed using a three-year average price of $17.36 per kilogram of bulk mixed rare earth oxide (“REO”) concentrates with an average grade of 45% total rare earth oxide (“TREO”). This price was  derived from  the three-year (2009-2011) trailing average of separated individual REO prices, FOB China, from the Metal-Pages Bulletin and based on the grades of individual REOs contained in the Measured and Indicated oxide Resource. Recognizing that the output of concentrate produced from the Bull Hill mine is a “basket mix” of individual rare earths as carbonates, a discount of 40% was assumed for the concentrate pricing in the economic models.

Mineral Resources and Reserves Estimates

The Mineral Resources and Mineral Reserve estimates and associated mine plan, developed by Alan C. Noble, P.E. of Ore Reserves Engineering, an independent Qualified Person as defined by National Instrument 43-101 (“NI 43-101”) and Roche Engineering and approved by the RER management team, is the basis for the  development of the Bear Lodge Property NI 43-101 compliant PFS.

	Oxides		Oxide Stockwork		Total
Reserve Classification(1)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Proven	1.7	3.81	0.4	1.13	2.2	3.26
Probable	4.0	3.54	1.0	1.10	5.0	3.06
Proven & Probable	5.7	3.62	1.4	1.11	7.2	3.12
(1) The mineral reserve estimate was prepared using a cut-off grade of >1.1%

Reconciliation to SEC Industry Guide 7

Since we report our Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for our mineral reserve figures to vary between the two standards. Where such a variance occurs it will arise from the differing requirements for reporting mineral reserves. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a pre-feasibility study, whereas SEC Industry Guide 7 requires support from a detailed feasibility study that demonstrates that economic extraction is justified. At June 30, 2012, under SEC Industry Guide 7, we would have reported mineralized material of 6.8 million tonnes at a cut-off grade of 1.5% and 1.4 million tonnes at a cut-off grade of 0.9%, which include the Mineral Reserves reported above under NI 43-101 and Measured and Indicated Resources reported in the tables below, but excludes our Inferred Resource estimate.

Cautionary Note to U.S. Investors Concerning Estimates of Measured and Indicated Mineral Resources

This Annual Report uses the terms “Measured Mineral Resources” and “Indicated Mineral Resources.” We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. US investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves.

Our Measured and Indicated Mineral Resources, which are reported in this Annual Report, do not include that part of our Mineral Resources that have been converted to Proven and Probable Mineral Reserves as shown above, and have been estimated in compliance with definitions set out in NI 43-101. We have filed Technical Reports regarding the disclosure of Mineral Reserves and Mineral Resources for the Bear Lodge Project properties as required by NI 43-101 regulations. See our “Glossary of Terms.”

cut-off grade	Oxides >1.5%		Oxide Stockwork >1%		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	0.184	5.39	-	-	0.184	5.39
Indicated	0.909	4.47	-	-	0.909	4.47
Measured & Indicated	1.093	4.63	-	-	1.093	4.63

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This Annual Report uses the term “Inferred Mineral Resources.” We advise U.S. investors that while this term is recognized and required by NI 43-101, the U.S. Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Our Inferred Mineral Resources are estimated in compliance with definitions defined by NI 43-101. Rare Element has filed Technical Reports regarding the disclosure of Mineral Reserves and Mineral Resources for the Bear Lodge Project properties as required by NI 43-101. See our “Glossary of Terms.”

cut-off grade	Oxides >1.5		Oxide Stockwork >0.9		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Inferred	15.0	2.76	13.2	1.09	28.2	1.97

The updated Mineral Resource estimate of May 7, 2012 and the Mineral Reserves reported in the PFS dated April 2012 confirm that potentially economic resources are present in the Bull Hill mine deposit area, and they justify further technical work, including drilling, metallurgical testing, and engineering studies. Considerable in-fill definition drilling is required to increase the confidence level and upgrade more of the inferred resources to the indicated category, and this drilling is in progress in our 2012 drill program. Step-out drilling is planned to expand the resource and define the boundaries of the mineralization.

The major dike sets in all of the resource areas are accompanied by peripheral zones of lower-grade stockwork REE mineralization. The term “stockwork” refers to a body of rock cut by a network of small veins or dikes that contain the mineralization. REE grades in the stockwork zones range between about 0.5 and 2.5 percent REO.

Quality Assurance

The Mineral Resource estimate was completed by Mr. Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering, and is based on geological interpretations supplied by the Company to Ore Reserves Engineering and subsequently modified by Ore Reserves Engineering. Mr. Noble is an independent Qualified Person for the purposes of National Instrument 43-101 standards of disclosure for mineral projects of the Canadian Securities Administrators and has verified the data disclosed here.

Our field programs were carried out under the supervision of Dr. James G. Clark, the Company’s Vice President of Exploration. Dr. Clark was a senior geologist and, subsequently, exploration supervisor for Hecla Mining Company during the late 1980’s and early 1990’s and was responsible for  that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill SW resource area. A detailed QA/QC program was implemented for the 2007 through 2012 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Dr. Jaacks and Dr. Clark have verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering. They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy

The resource size is sensitive to an assumed cut-off grade, which is also sensitive to metallurgical operating costs. The metallurgical testing is ongoing on oxide samples. Nearly all of the minable material is sufficiently close to the surface for potential mining by open pit methods. The current oxide and oxide carbonate proven and probable mineral reserves contain 5.7 million tonnes of ore at a grade of 3.6% REO and 1.4 million tonnes of oxide stockwork ore at a grade of 1.1% REO. The oxide mineralization extends from surface to depths of approximately 122 meters. The current testing program conducted on this oxide mineralization is designed to take advantage of the unique type of mineral occurrence in the REE mineralization.  The mineralization is characterized by fine-grained REE minerals that variably adhere to the surfaces of the coarser gangue (non-REE-bearing) minerals. The REE minerals in oxide mineralization from the mineral resource area are largely from the bastnasite group (bastnasite, synchysite, and parasite) with variable, but subordinate, proportions of monazite and cerianite.

Metallurgical testwork is being conducted at Mountain States R&D International, Inc. (MSRDI) of Vail, Arizona.   Confirmatory testing was conducted by NAGROM of Perth, Australia with preliminary RE purification and separation testwork being conducted by ANSTO (Australian Nuclear Science and Technology Organization) of Sydney, Australia.  Bulk sampling of oxide mineralization from large diameter drill core and from surface trenches took place in the Fall of 2010. The bulk sample was processed in a pilot plant test to support the PFS that was completed in 2012.

Rare-earth mineralized bodies occur as high-grade dikes and veins within the Bull Hill deposit. They include a well-defined, near-surface oxidized zone that has been the subject of most metallurgical testing to date. The oxide mineralization contains essentially no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) are completely leached from the zone, which ranges from the surface to depths of about 150 meters. These conditions created a loose and friable oxide material that allows for a simple physical mineral processing method.

In parts of the high-grade zone, the sulfides are oxidized but matrix carbonate is partially and variably leached. This zone is termed the “oxide-carbonate” zone. A thin “transitional zone” occurs at the base of the oxide and/or oxide-carbonate zone at a depth of approximately 150 meters. The transitional zone passes relatively abruptly into the sulfide-bearing zone with typical carbonatite characteristics.

Tests on the high-grade oxide mineralization indicate that a recovery of 81% of REO is expected using a two-stage process. The first stage is mineral concentration, also known as physical upgrading (“PUG”). The second stage is a chemical leaching process using hydrochloric acid that produces a mixed rare-earths leachate that is precipitated as a bulk carbonate concentrate. The series of bench-scale testing programs was completed by MSRDI under the direction of Dr. Roshan Bhappu and a pilot plant test program was completed by Hazen Research. A parallel series of tests to verify the process was conducted by Nagrom of Perth, Australia, under the direction of Mr. Tony Wilkinson, General Manager.

Additional testwork is currently in progress at SGS Lakefield to evaluate the variability in metallurgical performance based on the spatial and minor mineralogical differences throughout the deposit.

Jaye T. Pickarts, P.E., who is the Company’s Chief Operating Officer, is the Qualified Person as defined under National Instrument 43-101 and has reviewed and approved the contents of the “Metallurgy” section of this Annual Report.

Other Exploration Targets at the Bear Lodge REE Project

Discoveries of high-grade REE mineralization at the Whitetail Ridge resource area and the East Taylor and Carbon target areas expand the area of known REE mineralization outside of the Bull Hill deposits and identify a “district” underlain by significant and potentially economic REE mineralization. The data indicates that the Bear Lodge REE area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest. The Whitetail Ridge resource area and Carbon target are located northwest of the Bull Hill deposits, and the East Taylor target is located west of the Bull Hill deposits. Based on a re-evaluation of assay data for the Whitetail Ridge and Carbon areas during our most recent resource estimation, and REE assay data from the 2011 drilling program at the Whitetail Ridge resource area and East Taylor and Carbon target areas, assay grades for individual REE between deposits and target areas at the Bear Lodge project indicate a zonation of what are referred to as Light Rare Earth Elements (“LREE”) and HREEs in the district. The mineralization at Whitetail Ridge resource area and at the East Taylor and Carbon exploration target areas has a distribution characterized by elevated abundances of HREE relative to the mineralization at the Bull Hill mine deposit. The three western mineralized zones are characterized by high grades for total REO, as well as some of the highest grades of HREE in North American deposits. They are particularly enriched in europium, terbium, dysprosium, and yttrium (Eu, Tb, Dy, and Y). The HREE enrichment was identified during the re-examination of reverse circulation drill chips in several of the Company’s gold exploration holes. The mineralized intervals in gold exploration drill holes SUN-076, SUN-079, and SUN-090 were submitted for quantitative REE analyses in 2011, and additional intercepts from selected gold exploration drill holes at the Carbon and Taylor exploration target areas were submitted earlier in 2012. The assay results demonstrate significant HREE enrichment at Whitetail Ridge resource area and at the Carbon and Taylor exploration targets. LREE generally include Ce, La, Nd, Pr, and Sm; HREE include Eu, Gd, Tb, Dy, Ho, Er, Tm, Yb, Lu, and Y.

These new discoveries indicate good potential for new deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear particularly enriched in the HREE.

We reported an NI 43-101 compliant Mineral Resource estimate on May 7, 2012 for the Whitetail Ridge exploration area as set forth in the table below:

NON-RESERVES-INFERRED MINERAL RESOURCES

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This Annual Report uses the term “Inferred Mineral Resources.” We advise U.S. investors that while this term is recognized and required by NI 43-101, the U.S. Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Whitetail Ridge Mineral Resource Estimate

cut-off grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred	4.35	2.51

2012 REE Drill Program

The 2012 REE drilling program commenced in early June 2012 at the Bear Lodge Property.  Four core drilling rigs and one rotary (reverse circulation) drill rig are currently onsite and will be used to test REE mineralization at the Bull Hill mine deposit and Whitetail Ridge resource areas, and at the Carbon and East Taylor REE target areas. The program to test the REE mineralization is planned to consist of approximately 60 angle drill holes to general depths of 122 meters to 366 meters.  We expect to augment the REE drilling program by geological mapping, geophysical surveys, soil and rock chip geochemical surveys, and additional bulk sampling of near-surface mineralized material.

SUNDANCE GOLD PROJECT

The Sundance Gold Project is the second project located on our Bear Lodge Property.  For a description of the property’s location, ownership, accessibility, infrastructure and climate, see the section heading “Item 2. Properties – Bear Lodge Property (Wyoming, USA)” above.  There is no exploration work planned for this project in 2012.

Mineral Resources

We reported a NI 43-101compliant Inferred Mineral Resource estimate for the Sundance Gold Project on March 15, 2011.  Ore Reserves Engineering of Lakewood, Colorado prepared the gold Mineral Resource estimate.

Drill-hole Database Compilation and Mineral Resource Estimation

Following compilation of the Sundance drill-hole database, Ore Reserves Engineering analyzed the data to determine the size, shape, and internal continuity of the three principal gold mineralization areas in order to calculate Inferred Mineral Resources. Alan C. Noble, P.E., is the Principal Engineer of Ore Reserves Engineering and is an independent Qualified Person for the purpose of Canadian NI 43-101, Standards of Disclosure for Mineral Projects.  These wireframe models will also be utilized to design the optimal placement of new drill holes completed in 2011.

The East and West Breccias of the Smith deposit were discovered by FMC (1982-1986), and subsequently explored by International Curator and Coca Mines (“Coca”). In 1991, Coca estimated an historical Mineral Resource of 7.4 million tonnes at a grade of 0.02 ounces of gold per tonne (0.68 g/t; not NI 43-101compliant) for the two mineralized areas. We are not treating the historical estimate as NI 43-101 defined mineral resources verified by a Qualified Person, and the historical estimate should not be relied upon. The new Ore Reserves Engineering Mineral Resource estimate updates this historical Mineral Resource estimate to the current standards and incorporates the drilling that we completed during the past several years and Newmont Mining Corporation. The new Smith Inferred Mineral Resource estimate includes 25.2 million tonnes grading 0.50 grams of gold/tonne at a cutoff grade of 0.15 g/t.  Inferred Mineral Resource estimates for the Taylor and Carbon areas are also shown in the table below.

NON-RESERVES-INFERRED MINERAL RESOURCES

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This Annual Report uses the term “Inferred Mineral Resources.” We advise U.S. investors that while this term is recognized and required by NI 43-101, the U.S. Securities and Exchange Commission does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists, or is economically or legally mineable.

Our Inferred Mineral Resources were estimated in compliance with definitions defined by NI 43-101. Rare Element has filed Technical Reports regarding the disclosure of Mineral Reserves and Mineral Resources for the Bear Lodge Project properties as required by NI 43-101. See our “Glossary of Terms.”

Inferred gold mineral resources estimated by Ore Reserves Engineering for the Sundance project

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

Quality Assurance

The Mineral Resource estimate was completed by Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering, and is based on geological interpretations supplied by the Company to Ore Reserves Engineering and subsequently modified by Ore Reserves Engineering. Mr. Noble is an independent Qualified Person for the purposes of National Instrument 43-101 standards of disclosure for mineral projects of the Canadian Securities Administrators and has verified the data disclosed here.

Our field programs were carried out under the supervision of Dr. James G. Clark, the Company’s Vice President of Exploration. Dr. Clark was a senior geologist and, subsequently, exploration supervisor for Hecla Mining Company during the late 1980’s and early 1990’s and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill SW resource area.   detailed QA/QC program was implemented for the 2007 through 2012 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Dr. Jaacks and Dr. Clark have verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering. They share the opinion that the data are of good quality and suitable for use in the resource estimate.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon it or our operations, taken as a whole.  There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it.

ITEM 4.  MINE SAFETY DISCLOSURE

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2012 the Bear Lodge Property was not yet in production and as such, was not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on the TSX Venture Exchange (“TSX-V”) (formerly the Canadian Venture Exchange) in Toronto, Ontario, Canada, on November 15, 1999 under the former name Spartacus Capital Ltd. under the symbol “SCI”. The Company graduated to the Toronto Stock Exchange (“TSX”) on May 27, 2011 and the current stock symbol on the TSX is “RES”.   Our common shares also trade, since August 18, 2010, on the NYSE MKT (formerly NYSE Amex) under the symbol “REE”.

The following table shows the high and low sales price for our common shares on the TSX and TSX-V for the fiscal quarters indicated:

Period	High CDN$	Low CDN$

Fiscal 2012
First Quarter	11.13	5.27
Second Quarter	7.63	3.16
Third Quarter	8.00	3.20
Fourth Quarter	6.76	3.78

Fiscal 2011
First Quarter	9.90	1.96
Second Quarter	17.24	7.08
Third Quarter	17.85	9.47
Fourth Quarter	15.92	8.81

The following table shows the high and low sales price for our common shares on the NYSE MKT for the fiscal quarters indicated:

Period	High US$	Low US$

Fiscal 2012
First Quarter	11.80	5.05
Second Quarter	7.53	3.08
Third Quarter	8.02	3.11
Fourth Quarter	6.64	3.69

Fiscal 2011
First Quarter*	9.58	1.15
Second Quarter	17.62	7.02
Third Quarter	17.92	9.55
Fourth Quarter	16.55	9.00

As of September 12, 2012, the closing price per share for our common shares as reported by the NYSE MKT was US$4.43 and as reported by the TSX was CDN$4.32.

As of September 12, 2012, we had 44,364,245 common shares issued and outstanding, held by approximately 36 shareholders of record.

Dividend Policy

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

Repurchase of Securities

During the fiscal year ended June 30, 2012, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Sales of Unregistered Securities

In April, 2012, the Company issued 108,751 common shares on exercise of outstanding warrants for gross proceeds of CDN$515,712.  The common shares were not registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), or the securities laws of any state of the United States, and were offered or sold, directly or indirectly, in the United States pursuant to the exemption from such registration requirements provided under Section 4(2) of the U.S. Securities Act and outside the United States pursuant to the exclusion from such registration requirements provided by Rule 903 of Regulation S under the U.S. Securities Act.

Equity Compensation Plan Information

As of June 30, 2012, we had two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and consultants: (1) our Fixed Stock Option Plan which was originally adopted on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan; and (2) our 10% Rolling Stock Option Plan which was adopted by our shareholders on December 2, 2011.  Upon adoption of the 10% Rolling Stock Option Plan, the Fixed Stock Option Plan expired and we may no longer grant any options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all prior awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.

Stock Performance Graph

The following graph compares the yearly percentage change in our cumulative total shareholder return on our Common Shares with the cumulative total return of the S&P/TSX Composite Index and the Dow Jones U.S. Mining Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on June 30, 2007, in (i) Our common shares at the closing price on such date of $1.15, as quoted on the TSX, (ii) the S&P/TSX Composite Index, and (iii) the Dow Jones U.S. Mining Index.  The NYSE MKT closing price quotes were used for the period ended June 30, 2008 through June 30, 2012.  Canadian dollar closing price quotes on the TSX were used for the period ended June 30, 2007, which was converted to U.S. dollars using the noon exchange rate as quoted by the Bank of Canada for the date of the closing price quote.

Stock Performance Graph

US Dollars
$1,200
$1,000
$800
$600
$400
$200
$0

	6/29/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/29/2012
Rare Element Resources Ltd.	$100	$69	$147	$170	$1,025	$458
S&P/TSX Composit Index	$100	$104	$75	$81	$96	$82
Dow Jones U.S. Mining Index	$100	$202	$80	$109	$138	$80

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

CERTAIN CANADIAN FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of the principal Canadian federal income tax considerations that apply to the holding and disposition of our common shares. This summary only applies to a holder who is for Canadian income tax purposes not resident in Canada, is resident in the United States of America under the provisions of the Canada-United States Income Tax Convention (1980) (the “Treaty”) and holds our common shares as capital property.

 This summary is based on the current provisions of the Income Tax Act (Canada) and the regulations there under (the “Tax Act”) and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. This summary is also based on the current provisions of the Treaty and our understanding of the current publicly available administrative and assessing practices published in writing by the Canada Revenue Agency.

It is assumed that each proposed amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitation of benefit provisions under the Treaty are complex and U.S. residents are advised to consult their own tax advisors in this regard.

Under the Treaty, members of a limited liability corporation created under the limited liability company legislation in the U.S. and treated as a partnership or disregarded entity under U.S. tax law (“LLC”) (and holders of interests in similarly fiscally transparent U.S. entities) may be entitled to benefits under the Treaty in certain circumstances provided that the members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. Note, the recently concluded Fifth Protocol to the Treaty will affect those shareholders that hold their shares through an LLC or other fiscally transparent or “hybrid” entity. If you utilize such entities to hold your common shares, then you should consult your tax advisors about the impact of the Fifth Protocol on your holdings.

Special rules, which are not discussed in this summary, may apply if you are an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Tax Act. If you are in any doubt as to your tax position, you should consult with your tax advisor.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. ACCORDINGLY, SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISERS AS TO THE INCOME AND OTHER TAX CONSEQUENCES ARISING IN THEIR PARTICULAR CIRCUMSTANCES.

Taxation of Dividends

Dividends paid or credited (or deemed to be paid or credited) by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25% on the gross amount of the dividend. Under the Treaty, the rate of withholding tax is reduced to 15% if the holder is the beneficial owner of the dividends or 5% if the holder is a company that owns at least 10% of the company's voting stock and beneficially owns the dividend. Dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the U.S. and that have complied with the administrative procedures specified in the Treaty are exempt from this Canadian withholding tax.

Taxation of Capital Gains

Gains realized by a holder on a sale, disposition or deemed disposition of our common shares, will not be subject to tax under the Tax Act unless the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder). Our common shares are not “taxable Canadian property” provided that they are listed on a designated stock exchange (which includes the TSX), and that neither you nor one or more persons with whom you did not deal at arm's length, alone or together, at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if our common shares are taxable Canadian property to you, under the Treaty you will generally be exempt from paying Canadian income tax on any gain provided that you are a resident of the United States for the purposes of the Treaty (and are otherwise eligible for the benefits of the Treaty), and further provided that the value of our common shares is not derived principally from real property situated in Canada.

Currently, our common shares do not derive their value principally from real property situated in Canada and therefore capital gains realized from the disposition of our common shares would be exempt from tax by virtue of the provisions of the Tax Treaty; however, the determination as to whether Canadian tax would be applicable on a sale, disposition or deemed disposition of common shares must be made at the time of that sale, disposition or deemed disposition.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is an individual resident of the United States or a United States corporation (a “U.S. Holder”). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States. In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company). This summary is based on the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (which we refer to as the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions. We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues. The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested. Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.

YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.

Sale or Other Disposition of Our Common Shares

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of those common shares. If the U.S. Holder is an individual, any capital gain generally will be subject to U.S. federal income tax at preferential rates if specified minimum holding periods are met. Long-term capital gains of non-corporate taxpayers, including individuals, are generally subject to a 15% maximum U.S. federal income tax rate for capital gains recognized in taxable years beginning before January 1, 2013. Under current law, long-term capital gains of non-corporate taxpayers, including individuals, recognized in taxable years beginning after December 31, 2012, will be taxed at a maximum U.S. federal income tax rate of 20%. The deductibility of capital losses is subject to limitations.

Distributions

We do not expect to pay dividends in the foreseeable future. However, subject to the passive foreign investment company rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution (including the amount of any Canadian withholding tax thereon) paid by the Company out of its current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) with respect to our common shares.

Except as described below, dividends received by a non-corporate U.S. Holder before January 1, 2013, would be taxed at preferential rates as “qualified dividend income” to such U.S. Holder and will generally be subject to a 15% maximum U.S. federal income tax rate. Under current law, dividends received in taxable years beginning after December 31, 2012, will generally be taxed at the same rate as ordinary income. A distribution on our common shares in excess of current or accumulated earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder's adjusted basis in such common shares (thus reducing, but not below zero, the adjusted tax basis of such common shares), and thereafter as gain from the sale or exchange of common shares. See “-Sale or Other Disposition of Our Common Shares” above. However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder fails to hold the common shares for at least 61 days during the 120 day period beginning 60 days before the ex-dividend date; (ii) the IRS determines that the Treaty is not a comprehensive income tax treaty that entitles our dividends to qualified dividend treatment and our common shares are no longer readily tradable on an established securities market in the United States; or (iii) we are a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year.

For foreign tax credit limitation purposes, dividends paid by us will be income from sources outside the United States. Subject to various limitations, Canadian withholding taxes will be treated as foreign taxes eligible for credit against a U.S. Holder's U.S. federal income tax liability. The limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. Dividend income generally will constitute “passive category” income, or in the case of certain U.S. Holders, “general category” income. The use of foreign tax credits is subject to complex conditions and limitations. In lieu of a credit, a U.S. Holder who itemizes deductions may elect to deduct all of such holder's foreign taxes in the taxable year. A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the deduction for foreign taxes is not subject to the same limitations applicable to foreign tax credits. U.S. Holders are urged to consult their own tax advisors regarding the availability of foreign tax credits.

Passive Foreign Investment Company Rules

A non-U.S. corporation will be classified as a passive foreign investment company (a “PFIC”) in any taxable year in which, after taking into account the income and assets of certain subsidiaries, either (i) at least 75% of its gross income is passive income, or (ii) at least 50% of the average value of its assets is attributable to assets that produce or are held for the production of passive income. Whether or not we will be classified as a PFIC in any taxable year is a factual determination and will depend upon our assets, the market value of our common shares, and our activities in each year and is therefore subject to change.

We believe that we were classified as a PFIC during the taxable year ended June 30, 2012, and based on current business plans and financial projections, we believe there is a significant likelihood that it will be a PFIC during the current taxable year.  The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot assure U.S. Holders that we are a PFIC for the year ended June 30, 2012, or any future year. We undertake no obligation to advise U.S. Holders of our common shares as to our PFIC status for any year.

A U.S. Holder whose holding period for our common shares includes any portion in the years in which we are a PFIC generally would be subject to a special adverse tax regime in respect of “excess distributions.” Excess distributions include certain distributions received with respect to PFIC shares in a taxable year. Gain recognized by a U.S. Holder on a sale or other transfer of our common shares (including certain transfers that would otherwise be tax-free, such as gifts, exchanges in a corporate reorganization, or grants as security for a loan) also would be treated as excess distributions. Such excess distributions and gains would be allocated ratably to the U.S. Holder's holding period. For these purposes, the holding period of shares acquired either through an exercise of options or the conversion of convertible debentures includes the U.S. Holder's holding period in the option or convertible debenture.

The portion of any excess distribution (including gains treated as excess distributions) allocated to the current year and to prior years before we first became a PFIC would be includible as ordinary income in the current year. The portion of any excess distribution allocated to all other prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. Holder's actual marginal rate for that year and without reduction by any losses or loss carry-forwards) and would be subject to interest charges.

Elections may be available to mitigate the adverse tax rules that apply to PFICs (the so-called “qualified electing fund” and “mark-to-market” elections), but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. The qualified electing fund and mark-to-market elections are not available to U.S. Holders with respect to options to acquire our common shares or convertible debentures. Further, if a U.S. Holder of options or convertible debentures were to make either a qualified electing fund or mark-to-market election with respect to common shares received on exercise of an option or convertible debenture, the U.S. Holder will be required to treat as an “excess distribution” (subject to the adverse rules described above) any appreciation inherent in the common shares when the election first becomes effective. The mark-to-market election may be made only if, and so long as, our common shares are “regularly traded” on a qualified exchange or market. We have not decided whether we would provide to U.S. Holders the annual information that would be necessary to make the qualified electing fund election.

Dividends received from us will not be qualified dividend income if we are a PFIC in the year of payment, or were a PFIC in the year preceding the year of payment, and will be subject to taxation at ordinary income rates. If we are a PFIC in a taxable year and own shares in another PFIC (a “lower-tier PFIC”), a U.S. Holder also will be subject to the excess distribution regime with respect to its indirect ownership of the lower-tier PFIC. The mark-to-market election would not be available for any indirect ownership of a lower-tier PFIC. A QEF election can be made for a lower-tier PFIC, but only if we provide the U.S. Holder with the financial information necessary to make such an election.

Special adverse rules that impact certain estate planning goals could apply to our common shares if we are a PFIC.  Special rules apply with respect to the calculation of the amount of the foreign tax credit with respect to excess distributions by a PFIC. In general, these rules allocate creditable foreign taxes over the U.S. Holder's holding period for common shares and otherwise coordinate the foreign tax credit limitation rules with the PFIC rules.

U.S. Holders who own common shares during any year in which we are a PFIC must file IRS Form 8621 with their U.S. federal income tax return for each year in which such holder owns our common shares, even if we subsequently would not be considered a PFIC. Pursuant to Code Section 1298(f), as amended in 2010, U.S. Holders may be required to provide additional information regarding ownership of an interest in a PFIC. As of the date hereof, the Internal Revenue Service has not promulgated regulations under Code Section 1298(f) regarding such additional reporting requirements.

Recently Enacted Legislation

The recently enacted Patient Protection and Affordable Care Act (the “PPACA”) requires certain U.S. Holders to pay up to an additional 3.8% tax on dividends and capital gains for taxable years beginning after December 31, 2012. The PPACA is the subject of a number of constitutional challenges, and at least one court has held that the PPACA is unconstitutional.

U.S. Holders should also consult their tax adviser regarding potential reporting obligations, if any, under the Hiring Incentives to Restore Employment Act, which provides rules relating to ownership of foreign financial assets or ownership of securities issued by a foreign issuer.

Information Reporting and Backup Withholding

Dividend payments made with respect to shares of our common shares and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and to U.S. backup withholding (currently at a rate of 28%).

In general, backup withholding will apply with respect to reportable payments made to a U.S. Holder unless (i) the U.S. Holder is a corporation or other exempt recipient, and if required, demonstrates such exemption, or (ii) the U.S. Holder furnishes the payer with a taxpayer identification number on IRS Form W-9 in the manner required, certifies under penalty of perjury that such U.S. Holder is not currently subject to backup withholding and otherwise complies with the backup withholding requirements.

Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder's U.S. federal income tax liability, provided that the required information is furnished to the Internal Revenue Service.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data about the Company for the last five years is set forth in the table below.  You should read the data in the table in conjunction with the consolidated financial statements and related notes set forth in “Item 8.  Financial Statements and Supplementary Data”.

	For the years ended June 30,
(in thousands of U.S. dollars, except per share amounts)	2012	2011	2010	2009	2008

Results of operations:
Net loss	$(34,994)	$(16,657)	$ (2,791)	$ (1,844)	$ (1,110)
Basic and diluted loss per share	(0.79)	(0.43)	(0.09)	(0.08)	(0.05)

Financial position:
Working capital	$ 50,120	$ 71,953	$ 11,127	$ 2,346	$ 2,282
Total assets	53,232	75,483	13,411	2,425	2,375
Non-current liabilities	435	296	1,982	66	64
Shareholders' equity	50,742	74,093	11,007	2,358	2,311

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

Introduction

This is Management’s Discussion and Analysis (“MD&A”) for Rare Element Resources Ltd. and has been prepared based on information known to management as of September 12, 2012.  This MD&A is intended to help the reader understand the consolidated audited financial statements of Rare Element.

We are focused on exploring and developing the Bear Lodge REE Project in Wyoming. We plan to explore, develop and put into production the Bear Lodge REE Project, and potentially to acquire advanced stage REE projects.  As of June 30, 2012, we were considered to be an exploration stage entity.  However we have completed a pre-feasibility study on our Bear Lodge REE Project and have begun compiling data for the preparation of a feasibility study.

In July 2011, we became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with US secondary filings, to reporting according to the US regulations with Canadian secondary filings. We also adopted US generally accepted accounting principles (“U.S. GAAP”) as required under SEC rules. (See “Future Accounting Pronouncements” of this MD&A.)  This MD&A should be read in conjunction with the consolidated financial statements for the year ended June 30, 2012 and supporting notes.

U.S. GAAP is similar to Canadian GAAP, in which Rare Element reported up to June 30, 2010, with one material change being the accounting for mineral property expenditures. These expenditures will be expensed in the income statement instead of being capitalized.

In conjunction with filing the year-end consolidated financial statements for June 30, 2012 and June 30, 2011, Rare Element has restated certain of our prior Canadian GAAP financial statements, adjusted as required under U.S. GAAP in the “U.S. GAAP” note for the valuation of warrants issued on financings denominated in Canadian dollars, which is different from the reporting currency that Rare Element uses which is US dollars. These amendments are for non-cash adjustments and have no impact on the value of the Company during that time, or at present.

Management is responsible for the preparation and integrity of the consolidated financial statements, including the maintenance of appropriate information systems, procedures and internal controls. Management also ensures that information used internally or disclosed externally, including the consolidated financial statements and MD&A, is complete and reliable.

All currency amounts are expressed in thousands of US dollars, except per share and common share amounts, unless otherwise noted.

Outlook

We have sufficient cash on hand to conduct our current exploration and development plans through 2014. We plan to continue to advance the Bear Lodge REE Project, during the remainder of 2012 and into 2013 including the following:

•

Additional resource definition drilling to expand and upgrade the Mineral Reserve and Mineral Resources at the Bull Hill, Whitetail Ridge, and Bull Hill NW deposits.

•

Exploration drilling at the Bull Hill West, Carbon REE, Taylor REE, and other prospective REE and HREE targets identified during the 2010 and 2011 exploration programs.

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

•

Start of the formal National Environmental Policy Act EIS process in 2012.

•

Start of the formal Land Quality Division of the Wyoming Department of Environmental Quality permitting process in the second quarter of fiscal 2013.

•

Continue to add key personnel during 2012 to develop the corporate infrastructure to support the current project development and future planned production operation.

Risks and Uncertainties

Our activities are subject to certain risks and uncertainties that might impact our financial results.  For a full list of such risks and uncertainties, please see “Item 1A. Risk Factors” of this Annual Report.

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

Results of Operations

Summary

Our 2012 consolidated net loss was $34,994 or $0.79 per share compared to our consolidated net loss of $16,657 or $0.43 per share for the same period in 2011. For the year ended June 30, 2012, the increase in consolidated net loss of $18,337 from the respective prior period was primarily the result of an increase in exploration costs of $6,656, an increase in corporate administration and investor relations costs of $6,638, an increase in the loss on currency translation of $5,695 and an increase in the write-down of mineral property of $1,874, which were offset by a decrease in the unrealized loss on derivatives of $2,380.

Our 2011 consolidated net loss was $16,557 or $0.43 per share compared to our 2010 consolidated net loss of $2,791 or $0.09 per share for a net increase of $13,866. The increase in the consolidated net loss for the 2011 period was the result of an increase in exploration costs of $5,718, an increase in corporate administration and investor relations costs of $7,801, and increase in the unrealized loss on derivatives of $4,041, which were offset by an increase in the gain on currency translation of $3,133.

Exploration

Exploration costs were $15,168 for the period ended June 30, 2012 as compared with $8,512 for the period ended June 30, 2011 and $2,794 for the period ended June 30, 2010.  The increases of $6,656 and $5,718 from the respective prior periods were mostly the result of increased spending on our Bear Lodge Property in Wyoming, USA.  For the 2012 period, the increase in exploration costs was largely due to the undertaking and completion of a pre-feasibility study as well as an increase in environmental monitoring and programs as we begin the permitting process to move the project into the development stage.  For the 2011 period, the increase in exploration costs was largely due to our completion of a preliminary economic assessment as well as increased expenses for drilling in order to expand and increase the resource at the Bear Lodge Property.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $16,109 during the year ended June 30, 2012 as compared to $9,471 for the same period in 2011. The increase of $6,638 from the prior period was primarily due to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily the result of our issuance of 1,616,000 stock options during the 2012 period as compared to the issuance of 1,438,000 stock options during the 2011 period. Also contributing to the increase in costs for the 2012 period was an increase in employee compensation and benefits expenses.  During the 2012 period, we established a corporate office in Lakewood, CO and hired key personnel and set up health and retirement benefits plans for our employees.

Corporate administration and investor relations costs increased to $9,471 during the year ended June 30, 2011 as compared to $1,670 in 2010. This increase of $7,801 from the prior period was primarily due to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily the result of our issuance of 1,438,000 stock options during the 2011 period as compared to the issuance of 920,000 stock options during the 2010 period.  Also contributing to the increase in costs for the 2011 period was an increase in regulatory and compliance fees as we moved from the TSX Venture Exchange to a TSX listing.

Depreciation

Depreciation and amortization expense was $123, $38 and $7 for years ended June 30, 2012, 2011 and 2010, respectively. The increases of $85 and $31 from the respective prior periods were primarily attributable to increased capital expenditures for equipment related to the establishment of the corporate office location in Lakewood, CO as well as expenditures for additional equipment and vehicles at the Bear Lodge Property.

Gain/(loss) on currency translation

The loss on currency translation was $2,618 for the period ended June 30, 2012 as compared with a gain of $3,077 for the period ended June 30, 2011 and a loss of $56 for the period ended June 30, 2010.  We hold a significant amount of our cash balances in Canadian dollars within bank accounts in Canada.  Therefore, since the U.S. dollar weakened against the Canadian dollar during the 2012 period, we recorded a loss on currency translation.  The increase for the 2011 period for the gain on currency translation was mostly the result of increased cash balances held in Canadian dollars as a result of an equity financing in December 2010 that resulted in greater exposure to currency fluctuations.

Write-down of mineral property

During the year ended June 30, 2012, the decision was made to no longer maintain the mineral claims on the Nuiklavik and Eden Lake properties in Canada.  Upon such determination, the capitalized acquisition costs for both properties that were previously included on our Consolidated Balance Sheets were written off and included as a loss for the period.  Our focus is on the exploration and development of the Bear Lodge REE Project.  There were no similar charges during the 2011 or 2010 periods.

Non-operating income and expenses

Interest income

Interest income increased to $864 for 2012 as compared with $632 for 2011 and $40 for 2010.  The increase in interest income for both the 2012 period and the 2011 period is attributable to increased average cash balances held in interest bearing accounts during the year as compared with the prior year.

Unrealized gain/(loss) on derivatives

In accordance with ASC 850-40-15 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” U.S. GAAP requires share purchase warrants with an exercise price denominated in a currency other than our functional currency be classified and accounted for as a financial liability and fair valued.  As a result of applying this interpretation, we have recorded the mark-to-market impacts related to fair valuation of these warrants in the net loss and reflected the fair value as a derivative liability.

On April 13, 2012, the outstanding warrants previously classified as derivative liabilities expired.  Prior to expiry of the warrants, 108,571 warrants were exercised and on April 13, 2012, 10,715 warrants expired unexercised.

Derivative liabilities which are comprised of share purchase warrants not listed on public exchanges are valued using the Black Scholes valuation model on a quarterly basis and a gain or loss is recorded upon marking them to market.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $20,961 for the year ended June 30, 2012 as compared to $6,680 for the same period in 2011. The increase of $14,281 in cash used is mostly the result of an increase in the net loss of $18,337, which was offset by an increase in non-cash items of $3,133.

Net cash used in operating activities in 2011 was $6,680 compared with $3,611 in 2010. The increase of $3,069 in 2011 was mostly the result of an increase in the net loss of $13,866 for the 2011 period, which was offset by an increase in non-cash items of $11,063.

Investing Activities

Net cash used in investing activities was $15,094 for the year ended June 30, 2012 as compared to net cash used of $664 for the same period in 2011. The increase in cash used in investing activities of $14,430 is primarily due to our investment of $14,633 in guaranteed interest contracts with maturity dates greater than 90 days.

Net cash used in investing activities in 2011 was $664 as compared to $124 in 2010. The increase of $540 in cash used by investing activities in 2011 was mostly the result of an increase in restricted cash of $212 for increased reclamation bonding requirements associated with exploration work programs at the Bear Lodge Property.  Also contributing to the increase in cash used in investing activities in 2011 was an increase of $207 for the purchase of marketable securities as well as an increase of $98 for purchases of plant and equipment.

Financing Activities

Net cash provided by financing activities was $773 for the year ended June 30, 2012, which was the result of $269 in cash received upon the exercise of stock options and $504 in cash received upon the exercise of warrants with an expiry date of April 13, 2012.

Net cash provided by financing activities was $68,196 for the year ended June 30, 2011, which was the result of $50,297 in cash received upon the completion of a short-form prospectus offering on December 22, 2010, $1,341 in cash received upon the exercise of stock options, $2,410 in cash received upon exercise of agents’ options and warrants and $11,789 in cash received upon the exercise of warrants.

Net cash provided by financing activities was $12,862 for the year ended June 30, 2010, which was the result of $8,717 in cash received upon completion of multiple equity financings during 2010, $290 in cash received upon exercise of stock options and $142 in cash received upon exercise of warrants.

Liquidity and Capital Resources

At June 30, 2012, our total current assets were $52,175, compared to $73,046 as of June 30, 2011, which is a decrease of $20,871. The decrease in total current assets is primarily due to a decrease in cash and cash equivalents of $35,282, which was offset by an increase in short-term investments of $14,633.

Our working capital as at June 30, 2012 was $50,120 as compared with $71,953 at June 30, 2011.  Management estimates that the current cash position and future cash flows from the potential exercise of warrants and options and other potential equity financing will be sufficient for us to carry out our anticipated exploration and operating plans through 2014.

Our plans for the remainder of 2012 and through 2013 continues those programs necessary to advance the Bear Lodge REE Project definitive feasibility study, to continue exploration drilling programs to identify and establish a HREE Mineral Resource estimate, to increase our Mineral Reserves at the Bull Hill mine deposit and to continue moving forward with the EIS and permitting process, while minimizing expenditures in other areas. The budget contemplates that additional financing would be required by the end of 2014 to have sufficient working capital to fund the future development and construction of the Bear Lodge REE Project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

At June 30, 2012, our contractual obligations consisted of our operating lease obligation of $379 associated with our Lakewood, Colorado corporate office, of which $91 is due within one year, $190 is due within one to three years and $98 is due within three to five years.  We have no contractual obligations extending beyond 5 years.

Critical Accounting Estimates

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs related to such reserves incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Stock-based compensation

We account for share-based compensation under the provisions of ASC 718, “Compensation Stock Compensation”.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

We account for stock compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15 which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption is prohibited). There was minimal impact upon adopting this guidance on our consolidated financial position, results of operations, cash flows, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and our components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The Company believes there will be minimal impact upon adopting this guidance on our consolidated financial position, results of operations, cash flows, and disclosures.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of June 30, 2012. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Net loss and other comprehensive loss for the year ended June 30, 2012 could have varied if the Canadian Dollar to US Dollar foreign exchange rate varied by reasonably possible amounts from their actual balance sheet date values.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon our assessment, management concluded that, at June 30, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal controls over financial reporting at June 30, 2012 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rare Element Resources, LTD

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Rare Element Resources, LTD and subsidiaries (the “Company”) as of June 30, 2012 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the year ended June 30, 2012 and the cumulative period from June 3, 1999 (Inception) to June 30, 2012.  We also have audited the Company’s internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

To the Board of Directors and Shareholders of

Rare Element Resources, LTD

Page Two

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Element Resources, LTD and subsidiaries as of June 30, 2012 and the results of their operations and their cash flows for the year ended June 30, 2012 and the cumulative period from June 3, 1999 (Inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Rare Element Resources, LTD and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012 based on the COSO Criteria.

Ehrhardt Keefe Steiner & Hottman PC

September 12, 2012

Denver, Colorado

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

	Notes	June 30, 2012	June 30, 2011

ASSETS:
CURRENT ASSETS
Cash and cash equivalents		$ 37,030	$ 72,312
Short-term investments		14,633	-
Marketable securities		74	53
Interest receivable		175	284
Accounts receivable		23	44
Prepaid expenses		240	353
Total Current Assets		52,175	73,046

Equipment	4	608	145
Mineral properties	3	27	1,669
Marketable securities		-	201
Restricted cash	9	422	422
Total assets		$ 53,232	$ 75,483

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$ 2,055	$ 1,019
Due to related parties	7	-	74
Total Current Liabilities		2,055	1,093

Asset retirement obligation	1	435	101
Derivative liability	5	-	196
Total liabilities		2,490	1,390

Commitments and contingencies	9

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2012 - 44,364,245 June 30, 2011 - 44,076,674		92,500	91,357
Additional paid in capital	6	20,052	9,504
Accumulated other comprehensive income		(45)	3
Accumulated deficit during exploration stage		(61,765)	(26,771)
Total shareholders' equity		50,742	74,093

Total liabilities and shareholders' equity		$ 53,232	$ 75,483

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of US Dollars, except share and per share amounts)
	Cumulative during exploration	For the Years ended June 30,
	stage	2012	2011	2010

Operating income and (expenses):
Exploration	$ (28,140)	$ (15,168)	$ (8,512)	$ (2,794)
Corporate administration and investor relations	(31,428)	(16,109)	(9,471)	(1,670)
Depreciation	(172)	(123)	(38)	(7)
Gain/(loss) on currency translation	173	(2,618)	3,077	(56)
Write-down of mineral property	(2,924)	(1,874)	-	-
Total operating expenses	(62,491)	(35,892)	(14,944)	(4,527)

Non-operating income and (expenses):
Interest income	1,675	864	632	40
Other income/(expense)	10	10	-	-
Loss on sale of marketable securities	(11)	(11)	-	-
Unrealized gain/(loss) on derivatives	(948)	35	(2,345)	1,696
Total non-operating income/(expenses)	726	898	(1,713)	1,736

Net loss	$ (61,765)	$ (34,994)	$ (16,657)	$ (2,791)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 11	$ 11	$ -	$ -
Unrealized gain/(loss) on available-for-sale securities	(56)	(59)	3	-

COMPREHENSIVE LOSS	$ (61,810)	$ (35,042)	$ (16,654)	$ (2,791)

LOSS PER SHARE - BASIC AND DILUTED		$ (0.79)	$ (0.43)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		44,189,656	38,585,541	29,429,998

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	Cumulative during exploration	For the years ended June 30,
	stage	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (61,765)	$ (34,994)	$ (16,657)	$ (2,791)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	172	123	38	7
Asset retirement obligation	435	334	101	-
Fair value of warrants received pursuant to the sale of mineral properties	(15)	-	-	-
Unrealized (gain)/loss on derivatives	948	(35)	2,345	(1,696)
Write-down of mineral property	1,891	1,874	-	-
Loss on currency translation	(33)	(33)	-	-
Loss on disposal of marketable securities	10	12	-	-
Stock-based compensation	19,906	10,757	7,414	524
Changes in non-cash working capital	-
Accounts receivable	(164)	(183)	(34)	35
Interest receivable	(183)	109	(276)	(2)
Prepaid expenses	(252)	113	(282)	(43)
Accounts payable and accrued liabilities	1,836	1,036	609	353
Due to related party	(28)	(74)	62	2
Net cash and cash equivalents used in operating activities	(37,242)	(20,961)	(6,680)	(3,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(207)	-	(207)	-
Purchases of short-term investments	(14,633)	(14,633)	-	-
Additions to mineral properties, net of cost recoveries	(29)	-	(2)	(27)
Additions to restricted cash	(422)	-	(312)	(100)
Purchases of equipment	(769)	(575)	(143)	(45)
Proceeds from sale of marketable securities	114	114	-	-
Payments received for sale/option of mineral properties	279	-	-	48
Net cash and cash equivalents used in investing activities	(15,667)	(15,094)	(664)	(124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	111	-	-	-
Repayment of promissory note	(129)	-	-	-
Cash received for common shares, net of share issuance costs	94,526	773	68,196	12,861
Shares subscribed	(4,788)	-	-	-
Net cash and cash equivalents provided by financing activities	89,720	773	68,196	12,861

Cash acquired in capital transaction	219	-	-	-
Increase/(decrease) in cash and cash equivalents	37,030	(35,282)	60,852	9,127
Cash and cash equivalents - beginning of the period	-	72,312	11,460	2,334
Cash and cash equivalents - end of the period	$ 37,030	$ 37,030	$ 72,312	$ 11,460

Supplemental disclosure with respect to cash flows - Note 10

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Expressed in US Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total
Balance, inception June 3, 1999	-	-	-	-	-	-
Shares issued:
For seed shares	1,000,000	68	-	-	-	68
Balance, June 30, 1999	1,000,000	$ 68	$ -	$ -	$ -	$ 68

Shares issued:
For initial public offering	1,500,000	152	-	-	-	152
For private placements	10,199,887	3,402	627	-	-	4,029
For capital transaction	6,977,501	117	-	-	-	117
For debt	375,235	84	-	-	-	84
Share issue costs	-	(49)	-	-	-	(49)
Exercise of options	1,644,500	489	-	-	-	489
Fair value of options	-	334	(334)	-	-	-
Exercise of warrants	4,567,613	1,634	-	-	-	1,634
Capital transaction adjustments	-	1,611	-	-	-	1,611
Stock-based compensation	-	-	1,210	-	-	1,210
Net loss since inception	-	-	-	-	(6,987)	(6,987)
Balance, June 30, 2009	26,264,736	$ 7,842	$ 1,503	$ -	$ (6,987)	$ 2,358

Transitional adjustment for Issue 07-5	-	-	-	-	(334)	(334)
Shares issued:
For private placement	2,200,000	2,997	-	-	-	2,997
For short-form prospectus	2,531,501	6,871	-	-	-	6,871
For mineral property acquisition	520,000	1,732	-	-	-	1,732
Share issue costs	-	(1,151)	311	-	-	(840)
Exercise of options	482,000	290	-	-	-	290
Fair value of options	-	234	(234)	-	-	-
Exercise of warrants	144,500	142	-	-	-	142
Fair value of warrants	-	58	-	-	-	58
Stock-based compensation	-	-	525	-	-	525
Net loss for the period	-	-	-	-	(2,792)	(2,792)
Balance, June 30, 2010	32,142,737	$ 19,015	$ 2,105	$ -	$ (10,113)	$ 11,007

Shares issued:
For short-form prospectus	6,394,000	56,568	-	-	-	56,568
Share issue costs	-	(6,271)	-	-	-	(6,271)
Exercise of options	1,537,500	1,341	-	-	-	1,341
Fair value of options	-	985	(985)	-	-	-
Exercise of Agents' options & warrants	400,473	2,410	-	-	-	2,410
Fair value of Agents' options & warrants	-	1,390	970	-	-	2,360
Exercise of warrants	3,601,964	11,788	-	-	-	11,788
Fair value of warrants	-	4,131	-	-	-	4,131
Stock-based compensation	-	-	7,414	-	-	7,414
Unrealized loss on marketable securities	-	-	-	3	-	3
Net loss for the period	-	-	-	-	(16,658)	(16,658)
Balance, June 30, 2011	44,076,674	$ 91,357	$ 9,504	$ 3	$ (26,771)	$ 74,093

Exercise of options - cash	179,000	269	-	-	-	269
Exercise of options - fair value	-	209	(209)	-	-	-
Exercise of warrants - cash	108,571	504	-	-	-	504
Exercise of warrants - fair value	-	161	-	-	-	161
Stock-based compensation	-	-	10,757	-	-	10,757
Unrealized loss on marketable securities	-	-	-	(48)	-	(48)
Net loss for the period	-	-	-	-	(34,994)	(34,994)
						-
Balance, June 30, 2012	44,364,245	$ 92,500	$ 20,052	$ (45)	$ (61,765)	$ 50,742

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

1.  NATURE OF OPERATIONS

Rare Element Resources Ltd. (“Rare Element” or “the Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

The Company is in the process of exploring, evaluating and developing the Bear Lodge REE Project in Wyoming. In accordance with U.S. GAAP we are an exploration stage entity.  However we have completed a pre-feasibility study on our Bear Lodge REE Project and have begun compiling data for the preparation of a feasibility study.  Our continuing operations and the underlying value and recoverability of the amounts shown for mineral property interests are entirely dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain the necessary financing to complete the exploration and development of the mineral property interests, obtaining the necessary permits to mine, and on future profitable production or proceeds from the disposition of the mineral property interests. To date, we have no revenue and have an accumulated operating deficit of $61,765.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and are inclusive of the accounts of the Company and Rare Element Holdings Ltd. (formerly Paso Rico Resources Ltd.) (“Holdings”), together with those of Holdings’ wholly-owned subsidiary, Rare Element Resources, Inc. (formerly Paso Rico (USA), Inc.).  Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.  The amounts which involve significant estimates include asset retirement obligations, stock-based compensation, derivative liabilities, and impairments.

Cash and cash equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At June 30, 2012 and 2011, cash and cash equivalents included of $37,030 and $72,312, respectively, of funds held in bank accounts with financial institutions in both Canada and the U.S.

Mineral property acquisition costs

The costs of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold, impaired or abandoned.

Cost includes cash consideration and the fair market value of shares issued upon the acquisition of mineral properties.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon our ability to recover our spent costs from the sale of our interests.  The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

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

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Foreign currency translation

Our functional currency is the U.S. dollar. All of our foreign subsidiaries are direct and integral components of the Company and are dependent upon the economic environment of our functional currency. Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with the Accounting Standards Codification ("ASC") Topic 830, “Foreign Currency Matters,” and accordingly, translation gains and losses are reported in the loss for that period. Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

Marketable Securities

Marketable securities include our investments in shares of public companies. These investments have been categorized as available-for-sale financial instruments and are carried at fair value. Adjustments to fair value are recorded in other comprehensive income unless there is a loss in value that is other than temporary, in which case the adjustment to fair value is included in income and not reversed on future fair value changes.

Depreciation

Prior to the June 30, 2011, we provided for depreciation on our computer equipment at 55%, furniture at 20% and geological equipment at 30% declining balance (one-half of the rate is taken in the year of acquisition and disposition).  Beginning with the fiscal year ended June 30, 2012, we began accounting for depreciation based on the straight-line method.  We depreciate computer equipment, furniture and fixtures and geological equipment over a period of 3 years.  We depreciate vehicles over a period of 5 years.  We evaluated the impact of changing from a declining balance method to a straight-line method and concluded that there was no material impact to the financial statements.

Income taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  As of June 30, 2012, we had 4,542,002 in potentially dilutive securities.

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the majority of the disturbance on an ongoing basis and therefore the majority of our asset retirement obligation will be settled in the near term.  Therefore, the fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation at the Bear Lodge Property in accordance with ASC guidance for asset retirement obligations.

Asset retirement obligations are secured by bonds deposited with the State of Wyoming in amounts determined by applicable federal and state regulatory agencies.

Changes in our asset retirement obligation are summarized in the following table:

	Years ended June 30,
	2012	2011	2010
Balance, beginning of year	$ 101	$ -	$ -
Additions	334	101	-
Balance, end of year	$ 435	$ 101	$ -

Restricted cash

The Company maintains cash deposits, as required by regulatory bodies as assurance for the funding of asset retirement costs.  These funds are restricted to that purpose and are not available to us until the reclamation obligations have been fulfilled.  Reclamation deposits are classified as non-current assets.

Common shares

Common shares issued for non-monetary consideration are recorded at the fair market value based upon the trading price of our shares on the NYSE MKT stock exchange on the date of the issuance of shares.

Stock-based compensation

We account for share-based compensation under the provisions of ASC 718, “Compensation Stock Compensation”.  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

We account for stock compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15 which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are expensed on the vesting dates.  For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 37,030	$ -	$ 37,030
Short-term investments	-	14,633	14,633
Marketable securities	74	-	74
Restricted cash	422	-	422
Total financial assets	$ 37,526	$ 14,633	$ 52,159

Liabilities
Accounts payable and other accrued liabilities	$ 2,055	$ -	$ 2,055
Derivative liabilities	-	-	-
Total financial assets and liabilities	$ 39,581	$ 14,633	$ 54,214

Subsequent Events

We have evaluated events, if any, which occurred subsequent to June 30, 2012 to ensure that such events have been properly reflected in these consolidated financial statements.

3.  MINERAL PROPERTIES

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Bear Lodge Property, Wyoming, USA

The Company, through our wholly-owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in a group of unpatented mineral claims and one leased state section, together which contain:  (1) the Bear Lodge REE Project which is predominantly a rare-earth elements (“REE”) project; and (2) the Sundance Gold Project which contains gold mineralization. The project is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming. These claims were, in part, acquired from Freeport-McMoRan Copper & Gold (“Freeport”) by way of a “Mineral Lease and Option for Deed”.

On June 1, 2006, Rare Element Resources, Inc. and Newmont North America Exploration Limited (“Newmont”), a subsidiary of Newmont Mining Corporation, signed an agreement to establish a gold-exploration venture on Our Bear Lodge Property (“Venture”). Under the agreement, Newmont had the right to earn a 65% participating interest in the Bear Lodge Property, excluding any rights to the REE and uranium, but including rights to gold and other metals, by spending $5 million on property exploration.

On May 12, 2010, Newmont terminated our option and the Company retained our 100% interest in the mineral potential of the entire property. In addition, 327 contiguous claims wholly-owned by Newmont outside the venture were transferred to the Company. In consideration for transferring our claims, Newmont was granted a right-of-first-refusal on all claims sold or disposed, excluding those containing REE, and a 0.5% net smelter royalty (“NSR”) royalty, for precious and base metals only, on the claims transferred to the Company by Newmont. This agreement honors an arrangement between Newmont and Bronco Creek Exploration Company (“Bronco Creek”) on Newmont’s formerly wholly owned claims; Bronco Creek will continue to receive minor payments and will retain a 0.05% NSR royalty on these claims.

The total property comprises 497 unpatented mineral claims located on land administered by the U.S. Forest Service and a 640-acre Wyoming state lease for a total of approximately 16 square miles. There is a sliding scale royalty on certain state lease land due to the State of Wyoming if ore is mined from the state section.

	Bear Lodge Property	Eden Lake Property	Nuiklavik Property	Total
Mineral property costs, June 30, 2011	$ 27	$ 915	$ 727	$ 1,669
Write-down of mineral properties	-	(915)	(727)	(1,642)

Mineral property costs, June 30, 2012	$ 27	$ -	$ -	$ 27

During the period ended June 30, 2012, the decision was made to no longer hold the Nuiklavik or Eden Lake Properties.  As a result, the acquisition costs previously capitalized as mineral property costs were written down and included as a loss on the write-down of mineral properties on our Consolidated Statements of Operations and Comprehensive Loss.   Also, in conjunction with the write-down of the Nuiklavik Property, a deposit with the province of Newfoundland of $232 was written off for a total loss of $1,874.  The deposit had been required based on our failure to complete our work commitments during the fourth year of holding the mineral leases.  Upon termination of these mineral leases, we will no longer be able to recover these funds.  Our primary focus is on the exploration and development of our Bear Lodge Property in Wyoming.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

4.  EQUIPMENT

At June 30, 2012 and 2011, equipment consisted of the following:

	June 30, 2012			June 30, 2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 160	$ 46	$ 114	$ 46	$ 13	$ 33
Furniture	98	19	79	45	4	41
Geological equipment	359	70	289	97	26	71
Vehicles	144	18	126	-	-	-
	$ 761	$ 153	$ 608	$ 188	$ 43	$ 145

Depreciation expense for the years ended June 30, 2012, 2011, and 2010 was $123, $38 and $7, respectively. Depreciation expense since inception was $158.  We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.  DERIVATIVE LIABILITY

In accordance with ASC 850-40-15 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” U.S. GAAP requires share purchase warrants with an exercise price denominated in a currency other than our functional currency be classified and accounted for as a financial liability and fair valued.  As a result of applying this interpretation, we have recorded the mark-to-market impacts related to fair valuation of these warrants in the net loss and reflected the fair value as a derivative liability.

During the periods ended June 30, 2012, 2011 and 2010 we recognized a mark-to-market gain/(loss) of $35, $(2,345) and $1,696, respectively.  Since inception, a loss of $948 on the mark-to-market has been recorded.

Derivative liabilities which are comprised of share purchase warrants not listed on public exchanges are valued using the Black Scholes valuation model.  The valuation model requires a variety of inputs, including strike price, contractual terms, market prices, measure of volatility and interest rate.

The following table summarizes our warrants activity:

	2012		2011		2010
	Number of Warrants	Weighted-Average Exercise Price	Number of Warrants	Weighted-Average Exercise Price	Number of Warrants	Weighted-Average Exercise Price

Outstanding, beginning of year	119,287	$ 4.63	3,721,251	$ 3.23	1,000,000	$ 0.98
Granted	-	-	-	-	2,865,751	3.92
Expired	(13,215)	4.63	-	-	-	-
Exercised	(106,072)	4.63	(3,601,964)	3.19	(144,500)	1.00
Outstanding, end of year	-	$ -	119,287	$ 4.63	3,721,251	$ 3.23

Prior to the expiry date of the warrants issued on April 13, 2010, 106,072 warrants were exercised and 13,215 expired unexercised.  The fair value of the exercised warrants was transferred to common shares, and we recorded the fair value of the warrants expired as a loss on derivative instruments.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

6.  ADDITIONAL PAID IN CAPITAL

Stock-based compensation

As of June 30, 2012, we had two Stock Option Plans under which we had outstanding options, the Fixed Stock Option Plan and the 10% Rolling Stock Option Plan.

The Fixed Stock Option Plan was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan. The Fixed Stock Option Plan expired upon the adoption of the 10% Rolling Stock Option Plan (as described below) and we may no longer grant options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all prior awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.  Under the Fixed Stock Option Plan, we could grant stock options up to 5,779,347 common shares to eligible directors, officers, employees or consultants.  The maximum term of an option was five years.  The exercise price of an option was not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the Exchange.  All options granted under the Fixed Stock Option Plan vested as follows:  20% vest 4 months after date of grant, 20% vest 8 months after the date of grant, 20% vest 12 months after the date of grant, 20% vest 15 months after the date of grant, and the remaining 20% vest 18 months after the date of grant.  As of June 30, 2012, there were 3,175,000 stock options outstanding under the Fixed Stock Option Plan with a weighted-average exercise price of $6.09.  As of June 30, 2012, there were 2,704,000 stock options that were exercisable under the Fixed Stock Option Plan with a weighted-average exercise price of $7.15.

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution the terms of a new 10% Rolling Stock Option Plan, which established the maximum number of common shares which may be issued under the 10% Rolling Stock Option Plan as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the 10% Rolling Stock Option Plan, our Board of Directors may from time to time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is ten years. The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the Toronto Stock Exchange and the NYSE MKT. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% vest 4 months after date of grant, 20% vest 8 months after the date of grant, 20% vest 12 months after the date of grant, 20% vest 15 months after the date of grant, and the remaining 20% vest 18 months after the date of grant.  As of June 30, 2012, there were 1,156,000 stock options outstanding under the 10% Rolling Stock Option Plan with a weighted-average exercise price of $5.14.  As of June 30, 2012, there were 397,000 stock options that were exercisable under the 10% Rolling Stock Option Plan with a weighted-average exercise price of $5.14.

The fair value of each employee stock option award is estimated at the grant date using the Black-Scholes option pricing model and our common shares price on the date of grant. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes model are as follows:

	2012	2011	2010
Risk-free interest rate	0.12% - 0.36%	2.10 - 2.36%	2.50 - 3.06%
Expected volatility	80%	109 - 112%	111 - 116%
Expected dividend yield	Nil	Nil	Nil
Expected term in years	3 - 5	5	5

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

The fair value of each consultant stock option award is estimated on the date of vesting using the Black-Scholes option pricing model and our common share price on the date of vesting.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes models are as follows:

	2012	2011	2010
Risk-free interest rate	0.19% - 0.71%	0.67 - 1.28%	2.50 - 3.06%
Expected volatility	80 - 113%	109 - 113%	111 - 116%
Expected dividend yield	Nil	Nil	Nil
Expected term in years	3 - 5	5	5

The following table summarizes annual activity for all stock options for each of the three years ended June 30:

	2012		2011		2010
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,136,500	$ 6.16	3,236,000	$ 1.27	2,798,000	$ 0.69
Granted	1,616,000	6.05	1,438,000	11.48	920,000	2.68
Exercised	(179,000)	1.47	(1,537,500)	0.85	(482,000)	0.62
Cancelled/Forfeited	(242,500)	14.57	-	-	-
Outstanding, end of year	4,331,000	$ 5.84	3,136,500	$ 6.16	3,236,000	$ 1.27
Exercisable, end of year	3,101,000	$ 5.51	1,503,100	$ 2.14	2,128,000	0.80
Weighted-average fair value per share of options granted during year	$ 3.83		$ 8.91		$ 2.17

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.50 - $3.00	1,335,000	1.85	$ 1.45	1,335,000	$ 1.45
$3.00 - $6.00	1,240,000	4.21	4.68	561,000	4.43
$6.00 - $9.00	460,000	4.27	7.81	164,000	7.89
$9.00 - $12.00	1,125,000	3.75	10.15	870,000	10.17
$12.00 +	171,000	3.53	14.79	171,000	14.79
	4,331,000	3.98	$ 5.84	3,101,000	$ 5.51

At June 30, 2012, there was $1,721 of unrecognized compensation cost related to 1,230,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.27 years. The total intrinsic value of options exercised in 2012, 2011 and 2010 was $679, $1,528 and $102, respectively. At June 30, 2012, the aggregate intrinsic value of outstanding stock options was $5,153 and the aggregate intrinsic value of exercisable options was $5,021.

Agents’ Options and Warrants

The following table summarizes annual activity for all agents’ options and warrants for each of the three years ended June: 30:

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

	2012		2011		2010
	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)
Outstanding, beginning of year	211,002	$ 9.00	151,890	$ 3.50	-	$ -
Granted	-	-	383,640	9.00	151,890	3.50
Exercised	-	-	(324,528)	6.43	-	-
Outstanding, end of year	211,002	$ 9.00	211,002	$ 9.00	151,890	$ 3.50
Weighted-Average remaining contractual life	0.48

7.  RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2012 and June 30, 2011:

•

$83 and $230, respectively, was charged for consulting fees by Donald E. Ranta who serves as our Chairman of the Board of Directors of Rare Element. As at June 30 2012, there were no outstanding amounts owed to Donald E. Ranta.

•

$21 and nil, respectively, was charged as legal fees by Paul Schlauch who serves as a director of Rare Element.  As at June 30, 2012, there were no outstanding amounts owed to Paul Schlauch.

•

During the period ended June 30, 2012, Mark Brown resigned from the Board of Directors.  At that time, he ceased to be a related party and the company he controlled also ceased to be a related party.  As such, there were no related party charges associated with Mark Brown or his company during the period ended June 30, 2012.  During the period ended June 30, 2011, $282 was charged by Mark Brown’s private company for accounting, management fees and rent.

Related party expenses are included in our corporate general and administrative and investor relations amount on our Consolidated Statements of Operations and Comprehensive Loss.  Related party transactions were in the normal course of operations and are measured at fair value. The amounts owed bear no interest and are unsecured with no repayment terms.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

8.  INCOME TAX

We recognize future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered.  A valuation allowance is provided against net future tax assets for which we do not consider the realization of such assets to meet the required “more likely than not” standard.

Our future tax assets and liabilities at June 30, 2012 and 2011 include the following components:

	As of June 30,
	2012	2011
Deferred tax assets:
Current:
Accrued vacation	$ 27	$ -
	27	-
Non-Current:
Noncapital loss carryfowards, Canada	$ 2,623	$ 1,469
Net operating loss carryforwards, US	3,068	125
Mineral properties	7,742	(123)
Share issue costs	-	910
Reclamation provision	148	-
Equipment	19	10
Other	-	1
	13,600	2,392
Deferred tax assets	13,627	2,392
Valuation allowance	(13,627)	(2,392)
Net	-	-

Deferred tax liabilities:
Non-Current:
Other	-	-
Deferred tax liabilities	-	-
Net deferred tax asset/(liability)	-	-

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of June 30,
	2012	2011

Canada	$ 2,632	$ 13
United States	10,995	2,379
Total valuation allowance	$ 13,627	$ 2,392

The valuation allowance increased $11,210 from fiscal 2011 to 2012.  This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (“NOLs”), exploration spending on mineral properties and change in tax rates.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At June 30, 2012, we had U.S. net operating loss carryforwards of approximately $8,682, which expire from 2020 to 2032.  In addition, we had Canadian non-capital loss carryforwards of approximately CDN$11,271, which expire from 2014 to 2032.  As of June 30, 2012, there were no capital loss carryforwards for Canada.  A full valuation

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

allowance has been recorded against the tax effected U.S. and Canadian loss carryforwards as we do not consider realization of such assets to meet the required ‘more likely than not’ standard.

For financial reporting purposes, loss from continuing operations before income taxes consists of the following components:

	As of June 30,
	2012	2011

Canada	$ (15,572)	$ (8,057)
United States	(19,422)	(8,600)
	$ (34,994)	$ (16,657)

The provision for income taxes includes the following components:

As of June 30,
	2012	2011

Current
Canada	$ -	$ -
United States	-	-
	-	-

Deferred
Canada	$ -	$ -
United States	-	-
	-	-
Income tax expense (recovery)	$ -	$ -

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of June 30,
	2012	2011

Net income (loss)	$ (34,994)	$ (16,658)
Statutory tax rate	25.00%	12.82%
Tax expense (recovery) at statutory rate	(8,749)	(2,136)

Foreign tax rates	(2,911)	(1,290)
Change in tax rates	(9)	-
Share issuance costs amortization	300	-
Stock based compensation	2,689	-
Nondeductible expenses	669	2,780
Prior year true-up for loss carryovers	(353)	-
Property basis adjustments	(2,876)	-
Unrecognized benefit of non capital losses	-	645
Other	4	1
Change in valuation allowance	11,236	-
Income tax expense (recovery)	$ -	$ -

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

We do not have any unrecognized income tax benefits.  Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

U.S. federal tax returns have been filed on a fiscal year basis for the years June 30, 2003 through June 30, 2010 rather than on the required calendar year basis.  Although the amount of operating loss on a calendar year basis may vary from the operating loss on a fiscal year basis, we believe the cumulative historical losses to be materially correct.

Rare Element and its wholly-owned subsidiary Rare Element Resources Holdings files income tax returns in the Canadian federal jurisdiction and provincial jurisdictions, and its wholly-owned subsidiary Rare Element Resources Inc. files in U.S. federal jurisdiction and various state jurisdictions.  The years still open for audit are generally the current year plus the previous three.  However, because we have NOLs carried forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9.  COMMITMENTS AND CONTINGENCIES

Restricted cash

As of June 30, 2012, the ending balance was $422 with total interest earned of $2 on these bonds.

In August 2010, the Company increased our reclamation bonding to $420 by depositing with Wyoming regulatory authorities an additional $310 in the name of Rare Element Resources, Inc.

In August 2009, an additional $100 bond was set up for the benefit of the Company in respect to future reclamation work at the Bear Lodge Property.

On July 23, 2004, $10 was transferred to the Wyoming Department of Environmental Quality for the bond required to reclaim the ground disturbed during our exploration programs at the Bear Lodge Property. The Company must complete certain reclamation work for these funds to be released, but may leave the bond in place for future exploration programs, even if such work is completed.

Potential environmental contingency

Our mining and exploration activities are subject to various federal, provincial and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  The Company conducts our operations so as to protect public health and the environment, and believes our operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2012	2011	2010
Non-cash information
Shares issued upon acquisition of Eden Lake	$ -	$ -	$ (1,732)
Fair value of agents’ options and warrants issued	-	(2,360)	(311)
Shares received under Eden Lake option agreement	-	44	-

Other items
Interest received	$ 494	$ 350	$ 39

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

11.  SEGMENTED INFORMATION

The Company operates in a single reportable operating segment, being exploration and development of mineral properties.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended June 30, 2012 and 2011 are as follows (in thousands, except per share amounts):

2012	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (8,616)	$ (5,317)	$ (10,127)	$ (10,934)
Basic and diluted loss per share	$ (0.19)	$ (0.12)	$ (0.23)	$ (0.25)

2011	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (7,148)	$ (1,633)	$ (2,571)	$ (5,305)
Basic and diluted loss per share	$ (0.16)	$ (0.04)	$ (0.07)	$ (0.16)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the supervision and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2012. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of June 30, 2012, our internal controls over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of June 30, 2012 has been audited by Erhardt Keefe Steiner and Hottman PC, the independent registered public accounting firm that audited our Financial Statements included in this annual report.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	/s/ David P. Suleski
	Randall J. Scott, President, Chief Executive Officer and Director	David P. Suleski, Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: September 13, 2012	Date: September 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Per:	/s/Paul H. Zink
Paul H. Zink, Director
Date: September 13, 2012

Per:	/s/ M. Norman Anderson
M. Norman Anderson, Director
Date: September 13, 2012

Per:	/s/ Norman W. Burmeister
Norman W. Burmeister, Director
Date: September 13, 2012

Per:	/s/ Gregory E. McKelvey
Gregory E. McKelvey, Director
Date: September 13, 2012

Per:	/s/Paul J. Schlauch
Paul J. Schlauch, Director
Date: September 13, 2012

Per:	/s/Donald E. Ranta
Donald E. Ranta, Director and Chairman of the Board of Directors
Date: September 13, 2012

Per:	/s/Randall J. Scott
Randall J. Scott, President, CEO and Director Principal Executive Officer
Date: September 13, 2012

Per:	/s/David P. Suleski
David P. Suleski, CFO, Principal Accounting and Financial Officer Date: September 13, 2012

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.2	Certificates of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20FR as filed with the SEC on November 17, 2009)
4.1

Shareholder Rights Plan Agreement, dated as of November 10, 2010, between the Company and Computershare Trust Company of Canada, as right agent (incorporated by reference to Exhibit 2.1 to the Form 8-A filed on December 17, 2010

10.1

Purchase and Sale Agreement with VMS Ventures Inc., Strider Resources Limited and Daniel Ziehlke to acquire Eden Lake REE Project, dated 10/30/2009 (incorporated by reference to Exhibit 4 to the Company’s Form 20FR12G/A as filed with the SEC on December 22, 2009).

10.2

Agreement with Altius Resources Inc. whereby the Company acquired the Nuiklavik Property, dated 1/6/2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.3

Mining Option Agreement between Medallion Resources Ltd. and the Company, dated 2/17/2010, whereby Medallion could acquire a 65% interest in the Eden Lake Property (incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.4	Amendment to Mining Option Agreement with Medallion Resources Ltd., dated 9/15/2010 (incorporated by reference to Exhibit 99.4 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)
10.5

Agreement between Newmont whereby Newmont terminated its right to acquire a 65% interest in the Bear Lodge Property, dated 5/14/2010 (incorporated by reference to Exhibit 99.3 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.6	Consulting Agreement between Rare Element and Donald Ranta, dated 9/1/2007(incorporated by reference to Exhibit 4.1 to the Company’s Form 20-FR12G/A as filed with the SEC on November 17, 2009)
10.7	Employment Agreement with David Suleski, Chief Financial Officer, dated October 7, 2011.
10.8	Employment Agreement with Jaye Pickarts, Chief Operating Officer, dated 3/1/2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K as filed with the SEC on October 27, 2010)
10.9	Employment Agreement with Jim Clark, Vice President, Exploration, dated October 1, 2011.
10.10	Employment Agreement with George Byers, Vice President, Government and Community Relations, dated February 11, 2011.
10.11	Incentive Share Option Plan of the Company dated December 11, 2002,as amended (incorporated by reference to Exhibit 4 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.12	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011).
10.13

Form of stock option agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.14	Employment Agreement with Randall J. Scott, dated 12/15/2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 17, 2011)
10.15	Employment Agreement with Kelli C. Kast, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on July 3, 2012)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on October 27, 2010)
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2	Consent of DeVisser Gray LLP, Chartered Accountants
23.3	Consent of Alan Noble, Ore Reserves Engineering
23.4	Consent of Michael R. Richardson, P.E.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

 *These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.