Form 10-Q
period 2012-09-30
RARE ELEMENT RESOURCES LTD
filed 2012-11-06
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of November 8, 2012:  44,824,245

TABLE OF CONTENTS

 Page

TABLE OF CONTENTS

2

PART I – FINANCIAL INFORMATION

5

ITEM 1.  FINANCIAL STATEMENTS

5

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT

MARKET RISK

15

ITEM 4.  CONTROLS AND PROCEDURES

15

PART II – OTHER INFORMATION

15

ITEM 1.   LEGAL PROCEEDINGS

15

ITEM 1A.   RISK FACTORS

15

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE

OF PROCEEDS

16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.   MINE SAFETY DISCLOSURES

16

ITEM 5.   OTHER INFORMATION

16

ITEM 6.   EXHIBITS

16

SIGNATURES

17

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “Rare Element,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., its predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operation in future periods, planned exploration and development of our properties, timing for completion of a definitive feasibility study for the Bear Lodge Rare Earth Element (“REE”) Project, our future capital needs and our ability to meet these needs, our ability to obtain additional financing and plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including, without limitation, risks associated with:

•

our history of losses and need for additional financing;

•

our lack of history of producing metals from our mineral properties;

•

numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge REE Project;

•

the exploration, development, permitting and operations of our Bear Lodge REE Project;

•

increased costs affecting financial condition;

•

fluctuations in demand for, and price of, rare earth products;

•

an extremely volatile rare earth industry;

•

an increase in global supply or predatory pricing and dumping by our competitors;

•

the establishment of new uses and markets of rare earth products;

•

a shortage of equipment and supplies;

•

mining and resource exploration being an inherently dangerous activity;

•

operating in the resource industry, which is highly speculative;

•

resource estimates;

•

our lack of insurance for our operations;

•

mineral operations being subject to market forces outside of our control;

•

the permitting, licensing and approval processes for our operations;

•

the governmental and environmental regulations;

•

future legislation regarding the mining industry and climate change;

•

our land reclamation requirements;

•

proposed legislation;

•

competition in the mining and rare earth elements industries;

•

foreign currency fluctuations;

•

our dependence on key personnel;

•

the potential difficulty of attracting and retaining qualified personnel;

•

our executive officers and directors being engaged in other businesses;

•

title in our properties;

•

enforcement of civil liabilities in the United States;

•

our securities; and

•

tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	September 30, 2012	June 30, 2012

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 32,069	$ 37,030
Short-term investments	15,254	14,633
Interest receivable	230	175
Prepaid expenses	202	240
Marketable securities	34	74
Accounts receivable	271	23
Total Current Assets	48,060	52,175

Equipment	551	608
Mineral properties	27	27
Restricted cash	-	422
Total assets	$ 48,638	$ 53,232

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,967	$ 2,055
Total Current Liabilities	1,967	2,055

Asset retirement obligation	435	435
Total liabilities	2,402	2,490

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2012 - 44,769,245, June 30, 2012 - 44,364,245	93,142	92,500
Additional paid in capital	20,759	20,052
Accumulated other comprehensive loss	(42)	(45)
Accumulated deficit during exploration stage	(67,623)	(61,765)
Total shareholders' equity	46,236	50,742

Total liabilities and shareholders' equity	$ 48,638	$ 53,232

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three month periods ended September 30,		Cumulative during exploration
	2012	2011	stage

Operating income and (expenses):
Exploration	$ (5,382)	$ (3,847)	$ (33,522)
Corporate administration	(2,393)	(3,942)	(33,821)
Depreciation	(46)	(20)	(218)
Gain/(loss) on currency translation	1,802	(3,497)	1,975
Write-down of mineral property	-	-	(2,924)
Total operating expenses	(6,019)	(11,306)	(68,510)

Non-operating income and (expenses):
Interest income	168	286	1,843
Other income	-	-	10
Loss on sale of marketable securities	(7)	-	(18)
Unrealized gain/(loss) on derivatives	-	86	(948)
Total non-operating income	161	372	887

Net loss	$ (5,858)	$ (10,934)	$ (67,623)

Other comprehensive loss
Realized loss on available-for-sale securities	$ 7	$ -	$ 18
Unrealized loss on available-for-sale securities	(4)	(96)	(60)

COMPREHENSIVE LOSS	$ (5,855)	$ (11,030)	$ (67,665)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.13)	$ (0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,391,636	44,096,015

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the three month periods ended September 30,		Cumulative during exploration
	2012	2011	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (5,858)	$ (10,934)	$ (67,623)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	46	20	218
Asset retirement obligation	-	-	435
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Unrealized (gain)/loss on derivatives	-	(86)	948
Write-down of mineral property	-	-	1,891
Loss on currency translation	7	9	(26)
Loss on disposal of marketable securities	7	-	18
Loss on disposal of equipment	(3)	-	(3)
Stock-based compensation	984	3,312	20,890
Changes in non-cash working capital
Accounts receivable	21	(104)	(143)
Interest receivable	(55)	(129)	(238)
Prepaid expenses	38	(49)	(214)
Accounts payable and accrued liabilities	(88)	3	1,748
Due to related party	-	(31)	(28)
Net cash and cash equivalents used in operating activities	(4,901)	(7,989)	(42,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	(621)	-	(15,254)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Release of restricted cash	422	-	-
Purchases of equipment	-	(208)	(769)
Proceeds from the sale of equipment	14		14
Proceeds from sale of marketable securities	36	-	150
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents used in investing activities	(149)	(208)	(15,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	89	55	94,615
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by financing activities	89	55	89,808

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(4,961)	(8,142)	32,069
Cash and cash equivalents - beginning of the period	37,030	72,312	-
Cash and cash equivalents - end of the period	$ 32,069	$ 64,170	$ 32,069

Supplemental disclosure with respect to cash flows - Note 15

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

We are currently in the process of exploring and evaluating the Bear Lodge Rare Earth Element (“REE”) Project in Wyoming.  The Bear Lodge REE Project is located within our Bear Lodge Property which also includes the Sundance Gold Project.  In accordance with U.S. GAAP we are an exploration stage entity.  However we have completed a pre-feasibility study on the Bear Lodge REE Project and have begun compiling data for the preparation of a definitive feasibility study. To date, we have no revenue and have an accumulated operating deficit of $67,623 of which $33,522 is attributable to the exploration of our mineral interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon economic reserves being discovered and developed at the Bear Lodge REE Project, our ability to obtain the necessary permits to mine the Bear Lodge REE Project and on future profitable production or proceeds from the disposition of any of our mineral property interests.  Development and/or start-up of the Bear Lodge REE Project is dependent upon our ability to obtain the necessary financing to complete the exploration, development and/or start-up of the Bear Lodge REE Project.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

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

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of June 30, 2012, which were included in our Annual Report on Form 10-K for the year ended June 30, 2012.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2012 and the results of our operations and cash flows for the three months ended September 30, 2012 and 2011 in conformity with U.S. GAAP.  Interim results of operations for the three months ended September 30, 2012 may not be indicative of results that will be realized for the full year ending June 30, 2013.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

•

Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  Periodically throughout the year, the Company has maintained balances in various U.S. operating accounts in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of September 30, 2012 and June 30, 2012, and indicates the fair value hierarchy:

	September 30, 2012			June 30, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 32,069	$ -	$ 32,069	$ 37,030	$ -	$ 37,030
Short-term investments	-	15,254	15,254	-	14,633	14,633
Marketable securities	34	-	34	74	-	74
Total financial assets	$ 32,103	$ 15,254	$ 47,357	$ 37,104	$ 14,633	$ 51,737

Liabilities
Accounts payable and other accrued liabilities	$ 1,967	$ -	$ 1,967	$ 2,055	$ -	$ 2,055
Total financial assets and liabilities	$ 34,070	$ 15,254	$ 49,324	$ 39,159	$ 14,633	$ 53,792

4.

EQUIPMENT

	September 30, 2012			June 30, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 160	$ 58	$ 102	$ 160	$ 46	$ 114
Furniture	98	23	75	98	19	79
Geological equipment	343	88	255	359	70	289
Vehicles	144	25	119	144	18	126
	$ 745	$ 194	$ 551	$ 761	$ 153	$ 608

5.

COMMON SHARES

	Number of shares issued	Common shares

As of June 30, 2012	44,364,245	$ 92,500

Exercise of stock options - cash	405,000	357
Exercise of stock options - fair value	-	285

Issued during the three months ended September 30, 2012	405,000	642

As of September 30, 2012	44,769,245	$ 93,142

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have two stock option plans under which options are outstanding and exercisable, namely the Fixed Stock Option Plan and the 10% Rolling Stock Option Plan. The Fixed Stock Option Plan was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan. The Fixed Stock Option Plan expired upon the adoption of the 10% Rolling Stock Option Plan which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of September 30, 2012, we had 2,770,000 options outstanding under our Fixed Stock Option Plan, as amended, and 1,306,000 options outstanding under our 10% Rolling Stock Option Plan.

The fair value of each employee stock option award is estimated at the grant date using the Black-Scholes option pricing model and our common shares price on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the three months ended September 30, 2012 and 2011 using the Black-Scholes model are as follows:

	September 30,
	2012	2011
Risk-free interest rate	0.35% - 0.39%	2.00%
Expected volatility	80%	108%
Expected dividend yield	Nil	Nil
Expected term in years	3	5

The compensation expense recognized in our consolidated financial statements for the three months ended September 30, 2012 and 2011 for stock option awards was $984 and $3,312, respectively.  As of September 30, 2012, there was $1,147 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average remaining vesting period of 0.3 years.

The following table summarizes our stock option activity for the three-month period ended September 30, 2012:

	For the three-month periods ended September 30,
	2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,331,000	$ 5.84	3,136,500	$ 6.16

Granted	150,000	5.01	410,000	9.05
Exercised	(405,000)	0.87	(20,000)	2.77

Outstanding, end of period	4,076,000	$ 6.50	3,526,500	$ 6.77

Exercisable, end of period	3,023,400	$ 6.77	1,898,700	$ 3.73

Weighted-average fair value per share of options granted during period	$ 2.57		$ 7.09

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

7.

RELATED PARTY TRANSACTIONS

During the three-month periods ended September 30, 2012 and 2011:

•

$17 and nil, respectively, was charged for consulting fees by Donald E. Ranta who serves as our Chairman of the Board of Directors of Rare Element. As at September 30 2012, there was $6 outstanding amounts owed to Donald E. Ranta.

Related party expenses are included in our corporate general and administrative and investor relations amount on our Consolidated Statements of Operations and Comprehensive Loss.  Related party transactions were in the normal course of operations and are measured at fair value. The amounts owed bear no interest and are unsecured with no repayment terms.

8.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Restricted cash

On August 28, 2012, we received notification from the Wyoming Department of Environmental Quality (“WDEQ”) that they had accepted a surety bond in the amount of $430 for our required reclamation program for land disturbances that occur during our exploration programs at the Bear Lodge REE Project.  Upon acceptance, the WDEQ released the previously restricted funds back to Rare Element. The surety bond requires no cash backing from the Company.  As such, the amount previously recorded as restricted cash of $422 was reclassified to cash and cash equivalents during the three-month period ended September 30, 2012.

Potential environmental contingency

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  We conduct our operations so as to protect public health and the environment, and believe our operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

9.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the three-month period ended September 30, 2012 non-cash items consisted of interest received of $121 and an accounts receivable amount of $269 for common shares issued upon option exercises in which the cash was not received prior to the end of the quarter.  For the three-month period ended September 30, 2011 the only supplemental cash flow item was interest received of $157.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month period ended September 30, 2012 has been prepared based on information available to us as of November 5, 2012. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended June 30, 2012 and the related notes thereto filed with our annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts stated herein are in U.S. dollars, unless otherwise noted. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.   Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Presently, we are focused on exploring and evaluating the Bear Lodge rare earth element (“REE”) Project located near Sundance, Wyoming. We plan to develop and produce from the Bear Lodge REE Project subject to obtaining, among other things, a positive definitive feasibility study, the necessary mining permits and secure the necessary financing to construct the mine.    We also, in the future, may potentially acquire advanced stage REE projects.  As of September 30, 2012, we were considered an exploration stage entity under U.S. GAAP due to the lack of reserves reported under SEC Industry Guide 7.  However, we have reported mineral reserves that are National Instrument 43-101 compliant and are contained within a prefeasibility study completed on our Bear Lodge REE Project which shows positive economic results.  We have also begun the process of compiling data for the preparation of a definitive feasibility study on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to conduct our exploration and development plans through 2014. Our plans for Bear Lodge REE Project include the following activities:

•

Additional resource definition drilling to expand and upgrade the mineral reserve and mineral resources at the Bull Hill, Whitetail Ridge, and Bull Hill NW deposits.

•

Exploration drilling at the Bull Hill West, Whitetail Ridge, Carbon REE, Taylor REE, and other prospective REE and heavy rare earth element (“HREE”) targets identified during the 2010 and 2011 exploration programs.

•

Geological mapping, geochemical sampling, and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic REE mineralization.

•

Collection of additional bulk sample mineralized material for continued pilot plant testing from a second large diameter core drilling program in select, well-mineralized areas throughout the Bull Hill and Whitetail Ridge resource areas.

•

A condemnation drilling program to ensure that the proposed physical upgrade plant, low-grade stockpile and waste facility will not cover ground that is prospective for REE and/or gold mineralization; continued metallurgical testing of the oxide and oxide-carbonate for optimization of mineral concentration and chemical concentration processes.

•

Initial metallurgical testing of HREEs enriched oxide material at the Whitetail Ridge, Carbon REE and East Taylor REE deposits.

•

Perform market testing from product produced by the pilot plant.

•

Completion of a definitive feasibility study, which is anticipated by the end of calendar year 2013.

•

Start of the formal National Environmental Policy Act Environmental Impact Study process during the first quarter of calendar 2013.

•

Start of the formal Land Quality Division of the Wyoming Department of Environmental Quality permitting process in the fourth quarter of calendar 2013.

•

Continue to add key personnel to develop the corporate infrastructure to support the current project development and future planned production operation.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended September 30, 2012 was $5,858 or $0.13 per share, compared to our consolidated net loss of $10,934 or $0.25 per share for the same period in 2011. For the three-month period ended September 30, 2012, the decrease in consolidated net loss of $5,076 from the respective prior period was primarily the result of an increase in the gain on foreign currency translation of $5,299 and a decrease in stock-based compensation expense of $2,328, which were partially offset by an increase in exploration costs of $1,535 and an increase in corporate administration and investor relations costs of $779.

Exploration

Exploration costs were $5,382 for the three month period ended September 30, 2012 as compared with $3,847 for the same period in 2011.  The increase of $1,535 from the prior period was mostly the result of increased spending on our Bear Lodge Property.  For the three-month period ended September 30, 2012, this increase was largely due to an increase in exploration activities as well as in environmental monitoring and programs as we begin the permitting process to move the project into the development stage.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $2,393 for the three-month period ended September 30, 2012, as compared to $3,942 for the same period in 2011. The decrease of $1,549 from the prior period was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily the result of a large number of stock options that vested during the three-month period ended September 30, 2012. Offsetting the decrease in costs was an increase in employee compensation and benefits expenses.  During the fiscal year ended June 30, 2012, we established a corporate office in Lakewood, CO, hired key personnel and set up benefits for our employees.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned are converted to U.S. dollars at the current exchange rate. We hold a significant amount of Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. We continue to hold Canadian dollars due to higher investment returns and due to the relative strength of the Canadian dollar versus the U.S. dollar. When the Canadian dollar to U.S. dollar exchange rate changes from one reporting period to another, we report gains and losses on currency translations. A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars for investment purposes.

The gain on currency translation was $1,802 for the three-month period ended September 30, 2012 as compared with a loss of $3,497 for the same period in 2011.  The Canadian dollar strengthened by 3.6% against the U.S. dollar over the three-month period ended September 30, 2012 which resulted in a gain, whereas the Canadian dollar weakened by 7.2% against the U.S. dollar over the three-month period ended September 30, 2011 which resulted in a loss.

Non-operating income and expenses

Interest income

Interest income decreased to $168 for the three-month period ended September 30, 2012 as compared with $286 for the same period in 2011.  The decrease in interest income from the prior period is attributable to decreased average cash balances held in interest bearing accounts during the period as compared with the prior year.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4,904 for the three-month period ended September 30, 2012 as compared to $7,989 for the same period in 2011. The decrease of $3,085 in cash used is mostly the result of foreign currency fluctuations on our bank accounts held in Canadian dollars.  We recorded a gain on currency translation for the three-month period ended September 30, 2012 as compared to a loss for the same period in 2011.

Investing Activities

Net cash used in investing activities was $146 for the three-month period ended September 30, 2012 as compared to $208 for the same period in 2011. The decrease in cash used in investing activities of $62 is primarily due to the release of the restricted cash as a result of a surety bond that was put in place during the quarter.  This was offset by an increase of $621 for purchases of short-term investments.  We also received net proceeds of $39 from the sale of marketable securities during the 2012 period as well as proceeds of $14 from the disposal of equipment.

Financing Activities

Net cash provided by financing activities was $89 and $55 for the three-month periods ended September 30, 2012 and 2011, respectively.  For both the 2012 and 2011 periods, the cash received was the result of employee stock option exercises.

Liquidity and Capital Resources

At September 30, 2012, our total current assets were $48,060 compared to $52,175 as of June 30, 2012, which is a decrease of $4,115. The decrease in total current assets is primarily due to a decrease in cash and cash equivalents of $4,961.

Our working capital as at September 30, 2012 was $46,093 as compared with $50,120 at June 30, 2012.  Management estimates that the current cash position and future cash flows from the potential exercise of warrants and options and other potential equity financings will be sufficient for us to carry out our anticipated exploration and development plans through 2014.

Our plans for the remainder of calendar year 2012 and through 2013 is to continue those programs necessary to advance the Bear Lodge REE Project definitive feasibility study, to continue exploration drilling programs, to identify and establish a HREE mineral resource estimate, to increase our mineral reserves at the Bull Hill mine deposit and to continue moving forward with the Environmental Impact Statement and permitting process, while minimizing expenditures in other areas. The budget contemplates that additional financing would be required by the end of calendar year 2014 to have sufficient working capital to fund the further development and construction of the Bear Lodge REE Project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the fiscal year ended June 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of September 30, 2012. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as monetary financial instruments are primarily denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At September 30, 2012, a 1% fluctuation in the Canadian dollar to U.S. dollar exchange rate would have impacted our consolidated net loss by $321.

Other price risk. Other price risk is the risk that the fair or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) under the Exchange Act, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the fiscal year ended June 30, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended September 30, 2012, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by the MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
4.1	Rare Element Resources Ltd. Amendment to the Incentive Share Option Plan, dated October 18, 2012
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	November 5, 2012

RARE ELEMENT RESOURCES LTD.

By:	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	November 5, 2012

17