Form 10-KT
period 2012-12-31
RARE ELEMENT RESOURCES LTD
filed 2013-03-18
CIK 1419806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2012 to December 31, 2012

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

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

     Large Accelerated Filer ☐    Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2012, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $215,234,222 based upon the closing sale price of the common shares as reported by the NYSE MKT.

The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2013 was 44,949,869

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual General Meeting of Shareholders are incorporated by reference to Part III of this Transition Report on Form 10-K.

TABLE OF CONTENTS

PRELIMINARY NOTES

1

CAUTIONARY NOTE

1

GLOSSARY OF TERMS

3

PART I

8

ITEM 1.  DESCRIPTION OF BUSINESS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

23

ITEM 2.  PROPERTIES

23

ITEM 3.  LEGAL PROCEEDINGS

33

ITEM 4.  MINE SAFETY DISCLOSURE

33

PART II

34

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

34

ITEM 6.  SELECTED FINANCIAL DATA

41

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

AND RESULTS OF OPERATIONS

42

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

75

ITEM 9A.  CONTROLS AND PROCEDURES

75

ITEM 9B.  OTHER INFORMATION

76

PART III

76

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

76

ITEM 11.  EXECUTIVE COMPENSATION

76

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

  MANAGEMENT RELATED STOCKHOLDER MATTERS

76

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

76

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

77

PART IV

78

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

78

SIGNATURES

78

PRELIMINARY NOTES

As used in this Transition Report on Form 10-K (“Transition Report”), references to “Rare Element”, the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Rare Element is focused on advancing its Bear Lodge rare earth element project (the “Bear Lodge REE Project”) which is located on the Bear Lodge Property, along with the Company’s Sundance Gold Project, and is near the town of Sundance in the state of Wyoming (See Part I. Item 1. “Description of Business”).

Change in Fiscal Year End

On September 7, 2012, the Company’s board of directors approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. Consequently, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2012. The intent of the change was to align the reporting of our financial results more closely with our peers. References in this report to fiscal 2012, fiscal 2011 and fiscal 2010 indicate the twelve month periods ended June 30, 2012, 2011 and 2010, respectively.

Change of Reporting Status

Effective July 1, 2011, Rare Element ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to domestic issuers.  As a result, we began preparing and filing our Annual Reports on Form 10-K beginning with the fiscal year ended June 30, 2011.  Prior to June 30, 2011, our Annual Reports were filed on Form 20-F.

Currency

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S. GAAP”).

In this Transition Report, unless otherwise specified, all dollar amounts are expressed in thousands of United States Dollars (“$” or “US$”).  If necessary, we may disclose certain information in Canadian Dollars (“CDN$”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities law, with respect to our business prospects, plans, objectives, goals, strategies, future events, capital expenditures and exploration and development efforts. Words such as, but not limited to, “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Transition Report.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Transition Report, include, but are not limited to:

•

The progress, potential and uncertainties of our 2013 rare-earth drill program and metallurgical testing at the Bear Lodge REE Project;

•

Our ability to obtain the necessary permits for the drill programs, future project development and for mining and processing operations;

•

Expectations regarding the ability to raise capital and to continue exploration and development plans at our Bear Lodge REE Project;

•

Plans outlined under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook”; and

•

Expectations as to the marketability and prices of our produced product.

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

•

risks associated with increased costs affecting our financial condition;

•

risks associated with fluctuations in demand for, and price of, rare earth products;

•

risks associated with an extremely volatile rare earth industry;

•

risks associated with an increase in global supply or predatory pricing and dumping by our competitors, including China;

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Transition Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Transition Report by the foregoing cautionary statements.

GLOSSARY OF TERMS

Conversion Factors and Abbreviations

All units in this Transition Report are stated in metric measurements unless otherwise noted. For ease of reference, the following conversion factors are provided:

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

We report our mineralized material under two separate standards to meet the requirements for reporting in both Canada and the United States. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”). United States reporting requirements for disclosure of mineral properties are governed by the Securities and Exchange Commission (“SEC”) Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but embody differing approaches and definitions.

We estimate and report our mineralized material according to the definitions set forth in NI 43-101 and modify them as appropriate to conform to SEC Industry Guide 7 for reporting in the United States. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the similarities and differences.

NI-43-101 Definitions

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

Indicated Mineral Resource

The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Inferred Mineral Resource

The term “Inferred Mineral Resource” refers to that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

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

Proven Reserve

The term “Proven Reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape depth and mineral content of reserves are well-established.

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

(2)

For Industry Guide 7 purposes, the feasibility study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(3)	This category is substantially equivalent to the combined categories of Measured Mineral Resource and Indicated Mineral Resource specified in NI 43-101.

Additional Definitions

assay- a measure of the valuable mineral content

bastnasite -  a mixed-lanthanide fluoro-carbonate mineral (Ln F CO3) that currently provides the bulk of the world's supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, igneous carbonate rocks that melt at unusually low temperatures cerium (Ce) – a soft, silvery, ductile metal which easily oxidizes in air. Cerium is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Cerium has two relatively stable oxidation states, enabling both the storage of oxygen and its widespread use in catalytic converters. Cerium is also widely used in glass polish concentrate - a mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the desired metal and/or metal minerals, and discarding the waste minerals. The resulting "concentrate" of minerals typically has an order of magnitude higher content of minerals than the beginning ore material critical rare earth elements (“CREE”) – the company considers CREEs to include Y and the rare earth elements of Nd, Pr, Eu, Tb and Dy which are of the projected to have the greatest future demand, price growth and supply risk cut-off grade- when determining economically viable Mineral Reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined and processed at a profit definitive feasibility study (“DFS”) - a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production dysprosium (“Dy”) - a soft metallic element of the lanthanide series.  Dy has a high melting point and absorbs neutrons well and is therefore used to help control nuclear reactions and is also used in laser materials and as a neutron absorber in nuclear control rods europium (“Eu”) -  a very rare metallic element that is the softest member of the lanthanide series. It is used in making color television tubes and lasers and as a neutron absorber in nuclear research.  It is desirable due to its photon emission. Excitation of the europium atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of europium utilize this luminescent behavior fault- a surface or zone of rock fracture along which there has been displacement formation- a distinct layer of sedimentary rock of similar composition gadolinium (“Gd”) - a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes. Two of the natural isotopes, Gd 155 and Gd 157, are the best known neutron absorbers. Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys and in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis geochemical- the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysical- the mechanical, electrical, gravitational and magnetic properties of the earth's crust geophysical surveys- a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth's surface grade- quantity of metal per unit weight of host rock

heavy rare earth elements (“HREEs”) – defined as the elements Tb, Dy, Ho, Er, Tm, Yb, Lu and Y host rock- the rock in which a mineral or an ore body may be contained lanthanum (“La”) - the first member of the Lanthanide series. Lanthanum is a strategically important rare earth element due to its use in fluid bed cracking catalysts, FCCs, which are used in the production of transportation and aircraft fuel. Lanthanum is also used in fuel cells and batteries life-of-mine- a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing mineral- a naturally occurring inorganic crystalline material having a definite chemical composition mineralization- a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock monazite - a reddish-brown phosphate mineral. Monazite minerals are typically accompanied by concentrations of uranium and thorium. This has historically limited the processing of monazite, however this mineral is becoming more attractive because it typically has elevated concentrations of mid-to heavy rare earth elements

National Instrument 43-101 (“NI 43-101”)- standards of disclosure for mineral projects prescribed by the Canadian Securities Administrators neodymium (“Nd”) - a metallic element of the lanthanide series, occurring principally in monazite.  Nd is a key constituent of NdFeB permanent magnets and an additive to capacitor dielectrics. NdFeB magnets maximize the power/weight ratio, and are found in a large variety of motors, generators, sensors and hard disk drives. Capacitors containing Nd are found in cellular telephones, computers and nearly all other electronic devices. A minor application of Nd is in lasers open pit- surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore- mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body- a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade- the average weight of the valuable metal or mineral contained in a specific weight of ore, i.e. grams per tonne of ore oxide- rare earth bearing ore which results from the oxidation of near surface sulfide ore preliminary economic assessment (“PEA”) - a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study praseodymium (“Pr”) -  comprises about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties. It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder's glasses. Because it chemically and magnetically is so similar to its neighbors neodymium and lanthanum, it is typically found in small amounts in applications where neodymium and lanthanum are popular, such as NdFeB magnets and catalysts. These latter applications are actually the largest uses for praseodymium because the magnet and catalyst markets are so large. Thus praseodymium plays an important role, in extending the availability of the more popular neodymium and lanthanum preliminary feasibility study or pre-feasibility study (“PFS”)- each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve rare earth element (“REE”) – a group of metallic elements with unique properties: chemical, catalytic, magnetic, metallurgical and phosphorescent rare earth oxide (“REO”) – the oxide form of rare earth elements

RC (reverse circulation) drilling- a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube recovery - the percentage of contained metal actually extracted from ore in the course of processing such ore samarium (“Sm”) - predominantly used to produce Sm cobalt magnets. Although these magnets are slightly less powerful than NdFeB magnets at room temperature, Sm cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion sampling and analytical variance/precision- an estimate of the total error induced by sampling, sample preparation and analysis strike- the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip- to remove overburden in order to expose ore

sulfide- a mineral including sulfur and iron as well as other elements; metallic sulfur-bearing mineral often associated with REE mineralization tailings- fine ground wet waste material produced from ore after economically recoverable metals or minerals have been extracted total rare earth oxide (“TREO”) – refers to the sum total of REEs present in a deposit vein- a thin, sheet-like crosscutting body of hydrothermal mineralization, principally quartz

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Rare Element was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999 as Spartacus Capital Inc., which underwent a name change to Rare Element Resources Ltd. on July 25, 2003.  Our executive office is located at 225 Union Blvd., Suite 250, Lakewood, Colorado 80228. The telephone number for our executive office is (720) 278-2460.  We maintain a corporate website at www.rareelementresources.com.

Originally organized as a “venture capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX Venture Exchange (“TSX-V”), we transitioned to a “venture company” on July 25, 2003, coincident with the completion of a reverse takeover (“RTO”) acquisition of Rare Element Holdings Ltd. (the qualifying transaction) and the completion of a CDN$551,000 private placement.  Rare Element Holdings Ltd.’s main asset, through its wholly-owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation, is the 100% interest in a group of unpatented mining claims and one leased state section, together known as the Bear Lodge Property.

Effective October 8, 1999, we completed our initial public offering of 1,500,000 common shares at CDN$0.20 per share, raising CDN$300,000. The common shares began trading on the TSX-V in Canada on November 15, 1999 under the symbol “SCI.”  On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE MKT on August 18, 2010 under the symbol “REE.”  On May 27, 2011, we graduated from a listing on the TSX-V to the Toronto Stock Exchange (“TSX”) and trade there under the symbol “RES.”  As of December 31, 2012, there were 44,949,869 common shares issued and outstanding.

SUBSIDIARIES

We have one wholly-owned subsidiary, incorporated under the laws of British Columbia, Canada, on July 12, 1996 under the name “Rare Element Holdings Ltd.” That subsidiary has one wholly-owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the state of Wyoming, USA.

DESCRIPTION OF BUSINESS

Rare Element is focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeastern Wyoming on the Bear Lodge Property.  The Bear Lodge REE Project contains a large disseminated REE deposit which is the second highest grade known REE deposit in North America and one of the highest grade known Eu deposits in the world.  In addition, the Bear Lodge REE Project has an encouraging distribution of the remaining CREEs.  At present, we are undertaking advanced engineering and technical studies while working towards obtaining the necessary permits that will enable us to develop the Bear Lodge REE Project with the intent of commencing commercial production in 2016.

In addition, the Bear Lodge REE Project has excellent mining infrastructure including good road structure.  A reliable source of power is located 64 kilometers from the nearest railhead and has the required production supplies and materials readily available.  In addition, skilled labor exists due to the surrounding coal mines, and the Bear Lodge REE Project has favorable community acceptance in one of the top ranked mining jurisdictions, recently ranked by the Fraser Institute and Behre Dolbear.

Further description of the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Transition Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2012

During 2012, additional drilling was completed at the Bear Lodge REE Project which expanded the HREE- enrichment zones. These HREE-enrichment zones support the full district mix of those elements considered CREEs. The Company completed a PFS, continued significant mineral resource and process studies and made advances in optimization of the REE concentration process. The PFS showed a pre-tax net present value of $1.3 billion for the portion of the project as delineated in early 2012 which was based on the three-year average prices from 2009 to 2011. That resource was expanded and upgraded with additional drilling during 2012, with the updated results expected in the second quarter of 2013.  The geological team expanded the areas on the property that are enriched in HREEs.  Metallurgical testing was conducted on samples to support a future DFS.

Plans for 2013

We plan to continue to advance the Bear Lodge REE Project during 2013, including the following:

•

Complete a land exchange with the Wyoming State Lands Office for the acquisition of facility property adjacent to the Bull Hill Mine.

•

Additional resource definition drilling to expand and upgrade the Mineral Reserve and Mineral Resources at the Whitetail Ridge deposit.

•

Exploration drilling at the Bull Hill West, Carbon REE, Taylor REE, and other prospective REE and HREE targets identified during the 2012 exploration programs.

•

Geological mapping, geochemical sampling, and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic REE mineralization.

•

Collection of supplemental bulk sample mineralized material for research and development activities focused on optimization of the project flowsheet.

•

Continued metallurgical testing of the oxide, the oxide-carbonate and the low-grade stockwork mineralized material for optimization of mineral concentration and chemical concentration processes.

•

Conduct DFS level pilot plant program.

•

Perform market testing from product produced by the pilot plant.

•

Commencement of a Definitive Feasibility Study mid-year 2013.

•

Continue with the formal National Environmental Policy Act EIS process in 2013.

•

Submit the mine permit application to the Land Quality Division of the Wyoming Department of Environmental Quality in the 4th quarter of fiscal 2013.

•

Submit permit application to the United States Nuclear Regulatory Commission for a source materials license.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE products

REEs are used in hybrid-electric-vehicles and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride  batteries and REE “super” magnets within electrical motors and generators; REEs are also used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, compact fluorescent lights, petroleum-refining catalysts and numerous other modern specialty technologies. Prices of REEs are affected by the supply and demand fundamentals of the market.

Trends affecting supplies of REE products

REE supply markets continue to be dominated by production from China, which produced an estimated 90% of the global REE production in 2012. For the past eight years and most recently in the summer of 2010, China has reduced its exports of REEs by 40 percent and increased related export taxes, which has significantly increased REE prices beginning in 2010 and then falling significantly during 2012. Global supply is expected to be approximately in balance in 2012 and 2013 due to steady Chinese exports of about 30,000 tonnes per year and supply additions from new mines outside of China ramping up production during 2013. Chinese production is expected to increase at a rate of five percent per year from 2013 to 2015 to approximately match their expected demand increases during the same period.

As a result of increased investment in the REE industry outside of China, there are several new and refurbished REE projects about to begin producing REE products. New production has begun to ramp up beginning in 2013 and is expected continue through 2014. This new production may have a negative impact on the pricing of some REE products, especially the LREEs of La and Ce. According to the Industrial Minerals Company of Australia (“IMCOA”) report dated November 2012 (the “IMCOA Report”), REE total supply is forecasted to increase from 110,000 tonnes in 2012 to 180,000 tonnes in 2016.

Trends affecting demand of REE products

The global economy plays a key role in the continuation and pace of increased demand. If the global economy experiences a prolonged period of slow growth, then the expected increase in REE product demand may not increase at the pace expected. Based on the IMCOA Report, REE total demand is forecasted to increase from 115,000 tonnes in 2012 to 162,500 tonnes in 2016.

Since REEs are used for many new technologies, it is forecasted that the demand for REE will increase at a rate of eight to 10 percent per year for the next five to 10 years and possibly longer.  REE magnet demand using Nd, Pr, Dy, Sm and Tb is expected to increase annually at a rate of 10% to 15%.

Trends affecting prices of REE products

The prices of REEs are quoted in different forms, including REE carbonate concentrates that contain approximately 42 percent to 45 percent TREOs, which can be marketed and sold in such form. Although there is a market for REE carbonate concentrates the marketability of those concentrates depends on the types of impurities left in the concentrates. These REE concentrates are more commonly separated into individual REE oxides or groups of similar REE oxides that can be sold or can be tolled for further refinement.

According to www.metal-pages.com (“Metal Pages”), the prices of REEs increased approximately 2,000 to 3,000 percent, depending on the element, from July 2010 to August 2011, and then prices began decreasing through the end of 2011 and continued to decrease through 2012. REE prices have remained flat during the first few months of 2013 due primarily to the Chinese holiday and reluctance from the Chinese to sell at lower prices. La and Ce decreased from highs exceeding $150 per kilogram in mid-2011 to less than about $10 per kilogram for 99.9% oxide currently.

Supply and demand factors for REE products that could positively impact REE prices:

•

the use of Nd, Pr, Tb and Dy in high-strength NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly off-shore installations;

•

the use of La and Ce for NiMH batteries that are utilized in hybrid and electric vehicles;

•

the use of Eu, Tb and Y in the production of compact fluorescent light bulbs;

•

the use of high-strength NdFeB magnets in the miniaturization of electronic products;

•

the use of La in fluid cracking catalysts by refineries processing lower quality crude oil that consumes greater quantities of the catalysts;

•

the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gas, or GHGs, by the United States and the European Union;

•

China is consolidating its REE industry and closing small, inefficient and polluting REE producers;

•

the stockpiling of certain REE products and increases in export taxes by China;

•

the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications; and

•

continued research and commercialization of new applications for REE products.

Supply and demand factors for REE products that could negatively impact REE prices:

•

the potential for oversupply of certain REEs due to new production or increased exports by China;

•

the potential substitution of other materials for high priced REEs;

•

the potential for recycling high priced REEs;

•

static or lower global growth reducing demand for REEs; and

•

potential by-product REE production may increase supply irrespective of normal economic analysis of production costs.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds in order to complete our plans to develop the project may be impacted by future prices of REEs.  The marketability of our common shares and our ability to raise other sources of financing will be dependent on the prices of REEs. If the global demand for REEs decreases, it could adversely impact our ability to obtain financing at reasonable terms in order to fund the exploration and future development of our mineral property.

SEASONALITY

Seasonality in the state of Wyoming is not a material factor to our operations for the Bear Lodge Property.  Snowfall in the winter can limit our access to the Bear Lodge Property and our ability to drill from approximately November through June, but it is not a material issue for us at this time.

COMPETITION

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies in connection with the acquisition, exploration and development of mineral properties.  There is competition for the limited number of mineral property acquisition opportunities, some involving companies having substantially greater financial resources, staff and facilities than we do.  As a result, we may have difficulty acquiring attractive exploration properties and exploring and developing the Bear Lodge Property.

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

China accounts for approximately 90% of REE production.  While REE projects exist outside of China, actual production is currently insignificant. Further, even though several large mines outside of China are expected to be in production soon, it is likely that the Chinese will be able to dominate the market for rare earth elements into the future.  This gives the Chinese a competitive advantage in controlling the supply of rare earth elements and engaging in competitive price reductions to discourage competition.  Any increase in the amount of rare earth elements exported from other nations, and increased competition, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, the Company may not be able to compete effectively against current and future competitors.

ENVIRONMENTAL REGULATION

Our exploration activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management and reclamation. Environmental hazards may exist on the properties in which we hold interests which are unknown to us at present and which have been caused by previous owners of the properties. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits. The federal agency involved with compliance is the United States Forest Service, Sundance, Wyoming District Office. The state agency involved is the Wyoming Department of Environmental Quality. We operate under permits granted by these two agencies and have established surety bonds to ensure environmental reclamation of areas disturbed.  As of December 31, 2012, the Company had surety bonds totaling $430,000.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the six-month period ended December 31, 2012, our Bear Lodge Property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").

EMPLOYEES

At December 31, 2012, we had 21 full-time employees of which 14 were directly engaged in exploration and evaluation activities.  None of our employees are covered by collective bargaining agreements.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website, at www.rareelementresources.com, our annual reports on Form 10-K, our Transition Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d)

of the Exchange Act.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Transition Report.

Our filings can also be viewed at our corporate offices, located at 225 Union Blvd., Suite 250, Lakewood, CO 80228. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549. Further, the Company also files reports under Canadian regulatory requirements on SEDAR.  You may access our reports filed on SEDAR by accessing its website at www.sedar.com.

ITEM 1A.   RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations and the trading price of our common shares, which may decline, and investors may lose all or part of their investment. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.  We cannot assure you that we will successfully address these risks.  In addition, other unknown risks exist that may affect our business.

We have a history of losses and will require additional financing to fund exploration and, if warranted, future development and production.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

For the six-month period ended December 31, 2012, our net loss was $15.4 million. Our accumulated deficit at December 31, 2012 was $77.2 million. At December 31, 2012, our cash position was $40.1 million, of which $25.0 million was considered cash and cash equivalents and $15.1 million was held as short-term investments.  Our working capital position was $37.0 million. We have not commenced commercial production at the Bear Lodge Property. Therefore, we have no revenues from operations, and we anticipate we will have no operating revenues until we place the Bear Lodge Property into production. Our Bear Lodge REE Project is currently in the exploration stage as defined under U.S. GAAP.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction at the Bear Lodge REE Project.  We will be required to raise additional funding through equity sales, asset sales in the form of joint venture relationships, debt instruments or find alternative means of funding. Failure to obtain sufficient financing may result in the delay or indefinite postponement of feasibility studies, development or production at our Bear Lodge REE Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance and the economic attractiveness of our Bear Lodge Property.

We are an exploration stage company and have no history producing mineral products from our properties.  Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products and our Bear Lodge Property is not currently producing. There can be no assurance that the Bear Lodge REE Project or any properties that we may acquire in the future will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure.  We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

The planned development of our Bear Lodge REE Project involves numerous uncertainties that could affect the feasibility or profitability of such project.

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible.  Exploration and development projects are subject to the completion of successful feasibility studies and environmental and socioeconomic assessments, the issuance of necessary governmental permits and the receipt of adequate financing. The economic feasibility of exploration and development projects is based on many factors such as:

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

It is common in exploration programs and, if warranted, development, construction and mine start-up, to experience unexpected problems and delays. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing REE products at our Bear Lodge REE Project.

Our growth depends on the exploration, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration project at this time is our Bear Lodge REE Project. Our continued viability is based on successfully implementing our strategy, including completion of a DFS, permitting and construction of a mine and processing facilities in an expected timeframe. If we are unable to implement our strategy or in the event of the deterioration or destruction of any part of our Bear Lodge Property, this could significantly hinder our ability to maintain a sustainable or profitable business.

Increased costs could affect our ability to bring our projects into production and, once in production, to be profitable.

We have estimated the capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS.  Our actual costs may be higher than we presently anticipate, which could make it more difficult to finance the project or to successfully establish mining operations at the Bear Lodge REE Project.

We anticipate that our future operating costs at the Bear Lodge REE Project will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as oil, gas, acid, steel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to commence or maintain future development or mining operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus currently is the advancement of the Bear Lodge REE Project, changes in demand for, and the market price of, REE products could significantly affect our ability to develop and finance the Bear Lodge REE Project and eventually attain commercial production and profitability. The value and price of our common shares may be adversely affected by declines in the prices of REE products.  REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for REE products, and the political and economic conditions of countries that produce REE.

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  Although REE prices increased during 2010 and most of 2011, they experienced a significant drop again for all of 2012.  Average prices for La-oxide and Ce-oxide decreased by approximately 50% during the second half of 2012 due, in part, to a reduction in reported speculative buying of REE products in China. Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project or, if we attain commercial production, to maintain operations.  Reduced REE prices could also reduce our potential Mineral Reserves and Mineral Resources.

Demand for REE products may be impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronic industries. Lack of growth in these markets may adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth minerals supply and demand and ultimately to the broader markets. Periods of high REE prices generally are beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create alternate technologies that ultimately could depress future long-term demand for REE products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have previously announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of rare earths. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to obtain capital needed for our Bear Lodge REE Project and our ability to find purchasers for our products at prices acceptable to us.

An increase in the global supply of rare earth products, dumping and predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge REE Project and operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.   REE supply markets continue to be dominated by production from China, which produced an estimated 90% of the global REE production in 2012. China also dominates the manufacture of metals and NdFeB magnets from rare earths, a capacity that is not currently found in the United States. Once we reach production of REEs, the increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against our future competitors.

The success of our business will depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business will depend, in part, on the establishment of new markets by us or third parties for certain rare earth products that may be in low demand. Although we plan to produce rare earth products for use in end products such as NdFeB magnets, which are used in critical existing and emerging technologies such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business depends on the creation of new markets and the successful commercialization of REE products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products and applications could have a material adverse effect on our ability to develop our Bear Lodge REE Project and operate our business.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our exploration and, if warranted, future development and mining operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our planned activities and increase our costs and expenses.

Mining and mineral exploration and development are inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

Mining and mineral exploration and development involves various types of risks and hazards, including:

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

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business if we incur losses related to any significant events that are not covered by insurance policies.

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

Unless otherwise indicated, our Mineral Reserves and Mineral Resources estimates are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance the Bear Lodge REE Project to development, we must rely upon such estimated calculations as to the Mineral Reserves and grades of mineralization on the property.  Until ore is actually mined and processed, Mineral Reserves and grades of mineralization must be considered estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that:

•

Mineral Reserve, Mineral Resource or other mineralization estimates will be accurate; or

•

that this mineralization can be mined or processed profitably.

Our Mineral Reserve and Mineral Resource estimates could be inaccurate, and any material changes in these estimates will affect the economic viability of placing a property into production.

Because we have not completed a DFS on the Bear Lodge REE Project and have not commenced actual production, mineralization estimates, including Mineral Reserve and Mineral Resource estimates, for the Bear Lodge REE Project may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by any pre-feasibility or definitive feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

Our Mineral Reserve and Mineral Resource estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for REEs and gold may render portions of our Mineral Reserves or Mineral Resources uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations reached by us. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our Bear Lodge REE Project.

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

The mining lease we hold through the state of Wyoming is subject to payment obligations and renewals.  There is a risk that we may not be granted a renewal upon request to continue to hold the lease through the exploration and planned future development and future operations of the Bear Lodge REE Project.  The royalty imposed by the State is subject to further definition and may also be an impediment to our exploration and planned operations, depending upon the burden that could be imposed.  The loss of the state of Wyoming mining lease rights, or future royalties or taxes imposed by the state of Wyoming, would adversely affect our Bear Lodge Property.

Our operations are subject to significant uninsured risks that could negatively impact future profitability as we maintain limited insurance against our operations.

The exploration of our Bear Lodge Property entails certain risks, including unexpected or unusual operating conditions including rock bursts, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our assets or common shares.  We expect to maintain general liability, director and officer insurance, and some insurance against our assets but not with full replacement of value expectations. We may decide to update or amend our insurance portfolio in the future if it is available at economically viable rates.

Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future.

The mining industry is intensely competitive. Significant competition exists for the acquisition of properties producing or capable of producing REE, gold or other metals. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we have. We may also encounter increasing competition from other mining companies in our efforts to hire experienced mining professionals. Competition for exploration resources at all levels is currently very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future or attract or retain key personnel or outside technical resources.

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

Many of the operations at the Bear Lodge Property require licenses and permits from various governmental authorities.  We believe we hold, or are in the process of obtaining, all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration, development and mining activities including constructing mines or milling facilities and commencing operations at the  Bear Lodge REE Project.  In addition, if we proceed to production on the Bear Lodge REE Project or any other properties that we may acquire in the future, we must obtain and comply with permits and licenses which may contain specific operating conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Bear Lodge REE Project or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current U.S. Federal Laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liabilities on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Bear Lodge Property permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Bear Lodge Property or other properties entirely.

The Clean Water Act (“CWA”), and comparable state statutes, imposes restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA regulates storm water handling at mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

In order to carry out reclamation obligations imposed on us in connection with the potential future development activities at the Bear Lodge Property, we must allocate financial resources that might otherwise be spent on further exploration and future development programs. We have set up a provision for reclamation obligations as currently anticipated for the Bear Lodge Property, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

Our property interests in the United States are subject to foreign currency fluctuations that may adversely affect our financial position and results. We maintain accounts in Canadian dollars, and thus, any appreciation in the U.S. Dollar against the Canadian Dollar increases the costs of carrying out our operations in the United States.  Management may or may not enter into any foreign currency contracts from time-to-time to mitigate this risk. Failing to enter into currency contracts, or the risk in the currency contracts themselves, may cause losses due to adverse foreign currency fluctuations.

We are dependent on key personnel, and the absence of any of these individuals could adversely affect our business.

Our success is currently largely dependent on the performance, retention and abilities of our directors, officers, management and employees.  The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, officers, employees or other qualified personnel required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain “key man” life insurance policies on any of our officers or employees.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel, or to attract and retain personnel on acceptable terms.  Management personnel are currently limited and they may be unable to manage our expansion successfully and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.  We have not entered into non-competition agreements with our employees, directors or consultants.  As the business is substantially dependent upon the directors, executive officers and consultants, the lack of non-competition agreements poses a significant risk in the event such persons were to resign or be terminated from such positions.  Under such circumstances, such persons may provide confidential information and key contacts to competitors, and we may have difficulties in preventing the disclosure of such information.  Such disclosure may have a material adverse effect on our business and operations.

Our directors and senior management are engaged in other businesses.  Potential conflicts of interest and other obligations of management could interfere with corporate operations.

Some of our directors and officers are engaged, and will continue to be engaged, in additional businesses, and situations may arise where these directors and officers could be in direct competition with us.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable policies, regulations and legislation.  Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures.    As a result of their other business endeavors, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct ongoing operations and to generate revenues. In addition, our management may periodically be interrupted or delayed as a result of our officers’ other business interests.

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

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our business development, operations and expansion.  Payment of future cash dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our common shares appreciates.

Dilution through outstanding common share options could adversely affect our shareholders.

Because our success is highly dependent upon our employees and consultants, we have granted to some or all of our key employees, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of December 31, 2012, there are 4,331,000 common share purchase options outstanding, which, if exercised, would result in an additional 4,331,000 common shares being issued and outstanding which is approximately 10% of our common shares outstanding as of December 31, 2012.

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

Price volatility of our publicly traded securities could adversely affect investors’ portfolios.

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

We likely were a "passive foreign investment company" (“PFIC”) for the period ended December 31, 2012, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we believe that we were a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2012, and based on current business plans and financial expectations, we expect that we will be a PFIC for the year ending December 31, 2013, and may be a PFIC in subsequent years. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.

If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our common shares. Gain realized upon a disposition of our common shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as excess distributions.

The portion of any excess distribution, including gains treated as excess distributions, would be allocated ratably to the U.S. shareholder's holding period. The portion allocated to the current year and to prior years before we first became a PFIC would be includible as ordinary income in the current year. The portion allocated to all other prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. shareholder’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

A U.S. shareholder may make a "qualified electing fund" election (“QEF election”) or a "mark-to-market" election with respect to our common shares to mitigate the adverse tax rules that apply to PFICs, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. A U.S. shareholder who makes a QEF election generally must report on a current basis its pro rata share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. shareholder may make a QEF election only if the U.S. shareholder receives certain information (known as a “PFIC annual information statement”) from us annually. We will use commercially reasonable efforts to make available to a U.S. shareholder, upon written request, an accurate PFIC annual information statement for each year in which the Company is a PFIC. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of our common shares over the U.S. shareholder basis therein.

Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that impact certain estate planning goals could apply to our common stock if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local consequences of the PFIC rules and the acquisition, ownership, and disposition of common shares of our common shares if we are or become a PFIC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (Wyoming, USA)

The Bear Lodge Property is comprised of two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill deposit, the Whitetail Ridge resource area, and the East Taylor and Carbon exploration targets.  Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project”. We hold our interest in the Bear Lodge Property through our wholly-owned subsidiary, Rare Element Resources, Inc. (“RER, Inc.”).

The Bear Lodge Property is located in central Crook County, northeastern Wyoming and is approximately 19 kilometers northwest of the town of Sundance, Wyoming.  The Bear Lodge Property is accessible by paved and well-maintained gravel roads. The Bear Lodge Property lies within the Black Hills National Forest along the crest of the northern part of the Bear Lodge Mountains, a narrow northwest-trending range. Physiographically it is the northwest extension of the Black Hills in western South Dakota. The range is characterized by rolling grass- and pine-covered mountains that reach elevations of 1,950 meters within the Bear Lodge Property. The mountains have moderate slopes covered by western yellow pine forest interspersed with dense thickets of brush. Narrow grassy meadows cover the upper reaches of seasonal drainages. The lowest point within the Bear Lodge Property is about 1,768 meters in elevation. The climate during the summer is warm and relatively dry, followed by cold winters with variable amounts of snow.

We control 100% of the mineral rights at the Bear Lodge Property, consisting of both unpatented mining claims and a Wyoming state mining lease.  We hold 498 unpatented mining claims located on land administered by the U.S. Forest Service and a 259-hectare Wyoming state mining lease for a total of approximately 3,900 hectares. The Property is located within parts of Sections 5 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian. All of the mining claims are unpatented, such that the paramount ownership and title of the land are held by the United States of America. Claim maintenance payments and related documents must be filed annually with the Wyoming State Office of the Bureau of Land Management (the “BLM”) and recorded with the Crook County, Wyoming Clerk and Recorder, to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met. All of our Mineral Resources are located on mining rights that we hold.

Our 100% interest in the unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now Freeport McMoran Corporation (“Freeport”)) by way of a Mineral Lease and Option for Deed in 2000 and an additional 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May, 2010.  A portion of the Newmont transferred claims had been held in a joint venture between Newmont and the Company since 2006.  Some of the Newmont transferred claims (approximately 327) are subject to a perpetual 0.5% production Net Smelter Return (“NSR”) royalty on minerals, except for rare earth minerals, which are excluded from any royalty obligations.  The Newmont transferred claims are further subject to a right of first refusal granted to Newmont for any sale or disposition of the claims to third parties by the Company.  This right of first refusal applies only to parties or partners for non-rare earth extraction and terminates on May 14, 2015.   We acquired additional unpatented mining claims in 2011 with one additional claim added in 2012, which resulted in our 100% interest in 498 total unpatented mining claims.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of NSR payable to Freeport, but the royalty was subsequently purchased by us in March 2009. In July 2009, the Company assigned the Freeport royalty to RER, Inc. retaining the royalty as it applies to the production of rare-earth minerals.  As a result of the agreements above, we hold an unencumbered rare-earth project including all 498 unpatented mining claims, free of royalties for rare-earth production. Some of the claims are subject to a non-rare earth Newmont royalty of 0.5% as described above.

The Wyoming state lease section grants us the right to prospect, mine, extract and remove “gold, silver and precious metals, rare earth metals, base metals and other metals” from the leased area, along with surface rights “necessary to the full enjoyment” of the mineral rights. A nominal rental payment is required each year, which is currently $2 per acre.  A sliding scale royalty of 5 to 10% of an “adjusted sales value per ton” is due to the state of Wyoming if a mine is developed on the leased land, unless a lower royalty is fixed by the Board of Land Commissioners.   The lease is for a period of 10 years, ending October 1, 2014, and can be renewed for additional ten-year terms.

Exploration has been carried out on the Bear Lodge Property since its discovery in 1949.  In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Bear Lodge Property since the discovery of mineralization. No mining or operations were conducted at the Bear Lodge Property by any of the prior owners.

Necessary infrastructure, such as housing, food and fuel is available in townships in close proximity to the Bear Lodge Property. Supplies can be trucked in on both US Interstate Highway 90 and rail lines. A Burlington Northern rail transport line also runs through Moorcroft, 55 kilometers west of Sundance. The Gillette, Wyoming area, located approximately 89 kilometers to the west, has a coal-fired power plant, and would be a major logistics center for any development at the Bear Lodge Property. The current size of the Bear Lodge Property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable environmental permitting outcome.

We are not aware of any outstanding environmental liabilities, except for reclamation work associated with our ongoing exploration and drilling activities. We hold all the necessary permits to carry out current exploration and evaluation programs. Permits for the current operations were approved by both the U.S. Forest Service and the Wyoming Department of Environmental Quality. We have an approved reclamation plan and a posted surety bond to cover the reclamation and cost of exploration and environmental related work.

Additional local, state and federal permits will be required for mining and processing operations should we decide to proceed to mine development and operations.

Bear Lodge Property – Location Map

Bear Lodge REE Project

The Bear Lodge REE Project comprises a REE resource area within the Bear Lodge Property. REE mineralization occurs in the northern lobe of the Bear Lodge alkaline-igneous complex, enveloped by the Bear Lodge Property. Most of the important REE deposits and occurrences within the Bear Lodge alkaline complex are contained within the Company’s block of unpatented mining lode claims. The REE deposits are located primarily in the vicinity of the Bull Hill deposit.

REE mineralized bodies occur as dikes, veins and stockworks within the Bull Hill deposit area of the Bear Lodge REE Project.  The mineralization includes a well-defined, near-surface, oxidized FMR (iron oxide-manganese oxide-REE) zone; a near-surface oxidized, but incompletely leached, carbonatite zone (oxide-carbonate zone); a transitional or mixed zone (oxide + sulfide); and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone. The oxide-carbonate and transitional zones were referred to collectively as a “transitional zone” in previous news releases and technical reports. The mineralized zones were subsequently sub-classified, based on key characteristics of those zones. The FMR dikes and veins contain no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) show near-complete leaching from the zone, which ranges from the surface to depths of about 90 – 150 meters. The oxide-carbonate zone generally occurs beneath the oxide zone, but may breach the surface locally and in select dikes. It is characterized by an absence of sulfides, with the residual iron oxides formed during the complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite) and the REE mineral, ancylite (a hydrous Sr-REE carbonate).

Bull Hill deposit

The Bull Hill deposit contains the Mineral Resources and Mineral Reserves reported in the Company’s PFS dated April 13, 2012, as discussed below. The Bull Hill deposit comprises a steeply-dipping FMR-carbonatite dike swarm and associated stockwork. Geological interpretation of results from the 2010 - 2012 drill programs indicate that the Bull Hill deposit resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into oxide-carbonate and FMR bodies. The mineralized structures range in size from veinlets to large dikes more than 30 meters in width. The Bull Hill deposit consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

Prefeasibility Study

Rare Element’s PFS for the Bull Hill deposit was authored principally by Roche Engineering Inc. (“Roche”), which undertook the process engineering and mine and mill capital and operating cost estimation.  Eric F. Larochelle, P.Eng., Vice President of Operations, USA, of Roche is an independent Qualified Person, as defined by NI 43-101.  He prepared and/or supervised the preparation of material on behalf of Roche. Michael P. Richardson, P.E., of John T. Boyd and Company of Denver, Colorado, an independent Qualified Person as defined by NI 43-101, prepared the mine plan for the PFS.  Jaye T. Pickarts, P.E., Chief Operating Officer for Rare Element, and a Qualified Person as defined by NI 43-101, prepared the metallurgy and process development sections of the report. Alan C. Noble, P.E., of Ore Reserves Engineering in Lakewood, Colorado prepared the mineral resource estimate. Mr. Noble is an independent Qualified Person, as defined by NI 43-101.  The technical report summarizing the results of the PFS is entitled "Rare Element Resources Inc. Bear Lodge Project Canadian NI 43-101 Technical Report on the Mineral Reserves and Development of the Bull Hill Mine" (the “Technical Report”). The Technical Report is dated April 13, 2012, and is available on SEDAR at www.sedar.com and on the Company’s website at www.rareelementresources.com.  The Qualified Persons listed above have reviewed and approved the technical disclosures below.

Highlights of the Bull Hill deposit PFS are summarized in the following table:

Production Highlights for the Bear Lodge REE Project PFS dated April 13, 2012

Annual Ore Production (tonnes)	318,226
Average Stripping Ratio	8.7

Annual Production
Concentrate (tonnes)	20,962
TREO (tonnes)	9,433

Average REO grade	3.62%

Life of Mine (years)	19

Mining dilution	5%
Mining recovery rate	95%

Metallurgical recovery rate	81.4%

Production start-up	2016

Ramp up to full production	One year

The PFS was completed using a three-year average price of $17.36 per kilogram of bulk mixed REO concentrates with an average grade of 45% to TREO. This price was  derived from  the three-year (2009-2011) trailing average of separated individual REO prices, FOB China, from the Metal-Pages Bulletin and based on the grades of individual REOs contained in the Measured and Indicated oxide Resource. Recognizing that the output of concentrate produced from the Bull Hill mine is a “basket mix” of individual rare earths as carbonates, a discount of 40% was assumed for the concentrate pricing in the economic models.

Mineral Resources and Reserves Estimates

The Mineral Resources and Mineral Reserve estimates developed by Alan C. Noble, P.E. of Ore Reserves Engineering, an independent Qualified Person as defined by NI 43-101 and Roche Engineering and approved by the Rare Element management team, are the basis for the development of the Bear Lodge Property NI 43-101 compliant PFS.

Proven and Probable Reserve Estimate for the Bull Hill deposit effective April 13, 2012(1, 2)
	Oxides		Oxide Stockwork		Total
Reserve Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Proven	1.7	3.81	0.4	1.13	2.2	3.26
Probable	4.0	3.54	1.0	1.10	5.0	3.06
Proven & Probable	5.8	3.62	1.4	1.11	7.2	3.12

(1) The mineral reserve estimate was prepared using a cut-off grade of >1.1% (2) Price assumptions are as disclosed under the Prefeasibility Study discussion above

Reconciliation to SEC Industry Guide 7

Since the Company reports Mineral Reserves to both NI 43-101 and SEC Industry Guide 7 standards, it is possible for the mineral reserve figures to vary between the two standards. Where such a variance occurs, it will arise from the differing requirements for reporting mineral reserves. For example, NI 43-101 has a minimum requirement that Mineral Reserves be supported by a PFS, whereas SEC Industry Guide 7 requires support from a DFS that demonstrates that economic extraction is justified.

As of March 18, 2013, under SEC Industry Guide 7, the Company estimates mineralized material at the Bull Hill deposit of 11.3 million tonnes at a cut-off grade of 1.5% and 4.8 million tonnes at a cut-off grade of 0.9%, which includes the Mineral Reserves effective as of April 13, 2012 and reported in the table above under NI 43-101 and the Measured and Indicated Resources effective as of March 18, 2013 and reported in the table below, but excludes all estimates of Inferred Resources at the Bull Hill deposit.

"Mineralized material" as used in this Transition Report, although permissible under SEC's Guide 7, does not indicate Reserves by SEC standards. The Company cannot be certain that any part of the Bull Hill deposit will ever be confirmed or converted into SEC Industry Guide 7 compliant Reserves.  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into Reserves or that mineralized material can be economically or legally extracted.

Cautionary Note to U.S. Investors Concerning Estimates of Measured and Indicated Mineral Resources

This Transition Report uses the terms “Measured Mineral Resources” and “Indicated Mineral Resources.” We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the SEC does not recognize them. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into Mineral Reserves.

Measured and Indicated Mineral Resources at the Bear Lodge REE project, which are reported in this Transition Report, do not include Proven and Probable Mineral Reserves, as shown above, and were estimated in compliance with definitions set out in NI 43-101. We plan to file an update to the Technical Report for the inclusion of the updated Measured and Indicated Mineral Resource estimate as reported in the table below for the Bear Lodge REE Project as required by NI 43-101 regulations.

Measured and Indicated Resource Estimate for the Bull Hill deposit effective March 18, 2013(1)
Cut-off Grade	Oxides >1.5%		Oxide Stockwork >1%		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	-	-	-	-	-	-
Indicated	5.5	2.85	3.4	1.22	8.9	2.23
Measured & Indicated	5.5	2.85	3.4	1.22	8.9	2.23

(1) Price assumptions are based on four-year average TREO prices

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This Transition Report uses the term “Inferred Mineral Resources.” We advise U.S. investors that while this term is recognized and required by NI 43-101, the SEC does not recognize it. “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies. U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists or is economically or legally mineable.

Our Inferred Mineral Resources are estimated in compliance with definitions defined by NI 43-101. We plan to file an update to the Technical Report for the inclusion of the updated Inferred Mineral Resource estimate as reported in the table below for the Bear Lodge REE Project as required by NI 43-101 regulations.

Inferred Mineral Resources Estimate for the Bull Hill deposit effective March 18, 2013 (1)
Cut-off Grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred	21.2	2.64

(1) Price assumptions are based on four-year average TREO prices

The Mineral Reserve estimate effective as of April 13, 2012 and the Mineral Resources estimates effective as of March 18, 2013 confirm that potentially economic resources are present in the Bull Hill deposit area, and that they justify further technical work, including drilling, metallurgical testing, and engineering studies. Considerable in-fill definition drilling is required to increase the confidence level of the resource and upgrade more of the Inferred Resources to the Measured and Indicated Resources categories. This drilling was undertaken in the Company’s 2012 drill program. Step-out drilling was conducted to expand the resource and define the boundaries of the mineralization.

The major dike sets in all of the resource areas are accompanied by peripheral zones of lower-grade stockwork REE mineralization. The term “stockwork” refers to a body of rock cut by a network of small veins or dikes that contain the mineralization. REE grades in the stockwork zones generally range between about 0.5 and 2.5 percent REO.

Quality Assurance

The Mineral Resource estimate was completed by Mr. Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering, and is based on geological interpretations supplied by the Company to Ore Reserves Engineering and subsequently modified by Ore Reserves Engineering. Mr. Noble is an independent Qualified Person for the purposes of NI 43-101 and verified the data disclosed here.

Rare Element’s field programs were carried out under the supervision of Dr. James G. Clark, the Company’s Vice President of Exploration. Dr. Clark was a senior geologist and, subsequently, exploration supervisor for Hecla Mining Company during the late 1980’s and early 1990’s, and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill resource area. A detailed QA/QC program was implemented for the 2007 through 2012 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Dr. Jaacks and Dr. Clark verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering. They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy and Mineralization

The resource size is sensitive to an assumed cut-off grade, which is also sensitive to metallurgical operating costs. The metallurgical testing is ongoing on oxide samples. Nearly all of the minable material is sufficiently close to the surface for potential mining by open pit methods. The current oxide and oxide-carbonate Proven and Probable

Mineral Reserve estimate contains 5.8 million tonnes of ore at a grade of 3.6% REO and 1.4 million tonnes of oxide stockwork ore at a grade of 1.1% REO. The oxide mineralization extends from surface to depths of approximately 150 meters. The current testing program conducted on this oxide mineralization is designed to take advantage of the unique type of mineral occurrence in the REE mineralization.  The mineralization is characterized by fine-grained REE minerals that variably adhere to the surfaces of the coarser gangue (non-REE-bearing) minerals. The REE minerals in oxide mineralization from the mineral resource area are largely REE fluorocarbonates from the bastnasite group (bastnasite, synchysite, and parasite) with variable, but subordinate, proportions of monazite and cerianite.

Bulk sampling of oxide mineralization from large diameter drill core and from surface trenches took place in during the 2010, 2011 and 2012 exploration drilling programs on the Bear Lodge property. The bulk sample was processed in a pilot plant test to support the PFS that was completed in 2012.  The series of bench-scale testing programs was completed by MSRDI under the direction of Dr. Roshan Bhappu, and a pilot plant test program was completed by Hazen Research. A parallel series of tests to verify the process was conducted by Nagrom of Perth, Australia, under the direction of Mr. Tony Wilkinson, General Manager.

REE mineralized bodies occur as high-grade dikes and veins within the Bull Hill deposit. They include a well-defined, near-surface oxidized zone that provided material for most of the metallurgical testing to date. The oxide mineralization contains essentially no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) are almost completely leached from the zone, which ranges from the surface to depths of about 150 meters. These conditions create a loose and friable oxide material that allows for a simple physical mineral processing method.

In parts of the high-grade zone, the sulfides are oxidized, but matrix carbonate is partially and variably leached. This zone is termed the “oxide-carbonate” zone. A thin “transitional zone” with partly oxidized sulfides occurs at the base of the oxide and/or oxide-carbonate zone at a depth of approximately 150 meters. The transitional zone passes relatively abruptly into the sulfide-bearing zone with typical carbonatite characteristics.

Tests on the high-grade oxide mineralization indicate that a recovery of 81% of REO is expected using a two-stage process. The first stage is mineral concentration, also known as physical upgrading (“PUG”). The rare earth ore from the Bull Hill mine will be upgraded physically on site to produce the REE-rich pre-concentrate solids for treatment at the hydrometallurgical facility in Upton, Wyoming.  The process will employ a hot chloride solution to extract over 90% of the REEs into a pregnant leach solution (“PLS”). Using closed reactor vessels, the PLS will react with oxalic acid powder under optimized conditions to facilitate selective precipitation of REEs.  Approximately 95-99% of REEs are precipitated from the PLS, leaving behind all the major base metals in solution.

The REE-rich oxalate precipitates are converted to their oxide form in a calcination process. The mass of REE-oxalates is reduced by as much as 50% and the calcine powder contains between 95-98% pure mixed REO. This is a significant improvement from the 45% concentrate which was used as the basis for the economic calculation contained within the PFS. The REO powder can be re-dissolved selectively in an appropriate acid to isolate traces of residual impurities, or it could be sold to a third party refinery.   The filtrate or barren PLS from the oxalate reactor contains a significant amount of HCl acid, which is recovered by distillation.  The vapor is condensed by cooling water and contains approximately 20% hydrochloric acid. This acid is then recycled for use in the chloride leach circuit. The number of process reagents is significantly reduced, and the economic benefit of recycling HCl acid to the leach reactors is significant.

Metallurgical testwork is currently being conducted at Mountain States R&D International, Inc. (“MSRDI”) of Vail, Arizona, SGS Lakefield of Lakefield Ontario Canada and at Hazen Research of Golden Colorado.

Jaye T. Pickarts, P.E., who is the Company’s Chief Operating Officer, is a Qualified Person as defined under NI 43-101 and has reviewed and approved the contents of the “Metallurgy and Mineralization” section of this Transition Report.

Whitetail Ridge resource area

Discoveries of high-grade REE mineralization at the Whitetail Ridge resource area, located northwest of the Bull Hill deposit, expand the area of known REE mineralization outside of the Bull Hill deposit. The area was identified previously as an exceptional REE mineralization target, based on factors including: 1) the intersection of REE mineralization as FMR; 2) detailed geological mapping of FMR vein material in historic exploration trenches; and 3) a broad positive ground geophysical anomaly of a type coincident with significant REE mineralization in other parts of the project area. The size of the geophysical anomaly is approximately 400 meters by 610 meters and elongate northeasterly. The REE mineralization consists of NW- and north-striking FMR dikes, and an FMR stockwork zone that is elongated northeasterly, with dimensions of roughly 380 meters by 290 meters. The enveloping geophysical anomaly is larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Drilling conducted in 2011 and 2012 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge resource area diatreme. Preliminary mineralogical studies by the Company and indicate that the REE mineralization occurs in REE fluorocarbonates (bastnasite, parasite, and synchysite), monazite (an REE-Thorium phosphate), and cerianite [(Ce, Thorium)O2]. The Whitetail Ridge resource area mineralization is enriched in HREE, relative to the Bull Hill deposit which is enriched in CREE.

Mineral Resources Estimates

The Company reported an NI 43-101 compliant Measured and Indicated Mineral Resource estimate effective March 18, 2013 for the Whitetail Ridge exploration area as set forth in the table below:

Measured and Indicated Resource Estimate for the Whitetail Ridge resource area effective March 18, 2013 (1)(2)
Cut-off Grade	Oxides >1.5%		Oxide Stockwork >1%		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	-	-	-	-	-	-
Indicated	2.0	2.61	1.6	1.16	3.6	1.96
Measured & Indicated	2.0	2.61	1.6	1.16	3.6	1.96

(1) See "Cautionary Note to United States Investors Concerning Estimates of Measured and Indicated Resources." Above
(2) Price assumptions are based on four-year average TREO prices

The Company reported an NI 43-101 compliant Inferred Mineral Resource estimate effective March 18, 2013 for the Whitetail Ridge exploration area as set forth in the table below:

Inferred Mineral Resources Estimate for the Whitetail Ridge resource area effective March 18, 2013 (1)(2)
Cut-off Grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred	7.3	2.81

(1) See "Cautionary Note to United States Investors Concerning Estimates of Inferred Resources." Above
(2) Price assumptions are based on four-year average TREO prices

Other Exploration Target Areas at the Bear Lodge REE Project

Discoveries of high-grade REE mineralization at the East Taylor and Carbon target areas expand the area of known REE mineralization outside of the Bull Hill deposit and Whitetail Ridge resource area, and further delineate a “district” underlain by significant and potentially economic REE mineralization. The data indicates that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest. The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor target is located west of the Bull Hill deposit. Drill assay data from the East Taylor and Carbon exploration targets identify these areas as zones of HREE-enrichment relative to the Bull Hill deposit which is enriched in CREEs. These two exploration target areas, along with the Whitetail Ridge resource areas, are peripheral to the Bull Hill deposit. They are characterized both by high TREO grades, and by some of the highest grades of HREE in North American deposits. They are particularly enriched in Eu, Tb, Dy, and Y.

These new discoveries indicate good potential for new deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear particularly enriched in the HREE.

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  For a description of the property’s location, ownership, accessibility, infrastructure and climate, see the section heading “Item 2. Properties – Bear Lodge Property (Wyoming, USA)” above.  There is no exploration work planned for this project in 2013.

Mineral Resources Estimates

We reported an NI 43-101 compliant Inferred Mineral Resource estimate for the Sundance Gold Project with an effective date of March 15, 2011.  Ore Reserves Engineering of Lakewood, Colorado prepared the gold Inferred Mineral Resource estimate. The technical report summarizing the results of the PFS is entitled "Rare Element Resources Inc. Bear Lodge Project Canadian NI 43-101 Technical Report on the Mineral Reserves and Development of the Bull Hill Mine" (the “Technical Report”). The Technical Report is dated April 13, 2012, and is available on SEDAR at www.sedar.com and on the Company’s website at www.rareelementresources.com.

Drill-hole Database Compilation and Mineral Resource Estimation

Following compilation of the Sundance drill-hole database, Ore Reserves Engineering analyzed the data to determine the size, shape and internal continuity of the three principal gold mineralization areas in order to calculate the estimated Inferred Mineral Resources. Alan C. Noble, P.E., is the Principal Engineer of Ore Reserves Engineering and is an independent Qualified Person for the purpose of Canadian NI 43-101, Standards of Disclosure for Mineral Projects.

The East and West Breccias of the Smith deposit were discovered by FMC (1982-1986), and subsequently explored by International Curator and Coca Mines (“Coca”). In 1991, Coca estimated an historical Mineral Resource of 7.4 million tonnes at a grade of 0.02 ounces of gold per tonne (0.68 g/t; not NI 43-101compliant) for the two mineralized areas. We are not treating the historical estimate as NI 43-101 defined mineral resources verified by a Qualified Person, and the historical estimate should not be relied upon. The Ore Reserves Engineering Mineral Resource estimate updates this historical Mineral Resource estimate to the current standards of NI 43-101 and incorporates the drilling that we completed during the past several years and completed by Newmont Mining Corporation. The new Smith Inferred Mineral Resource estimate includes 25.2 million tonnes grading 0.50 grams of gold/tonne at a cutoff grade of 0.15 g/t.  Inferred Mineral Resource estimates for the Taylor and Carbon areas are also shown in the table below.

Inferred gold mineral resources estimated by Ore Reserves Engineering for the Sundance project effective March 15, 2011

Deposit	Price ($)	Cutoff (g Au/t)	Tonnes (1000's)	Gold Grade (g Au/t)	Waste Tonnes (1000's)	Stripping Ratio
Carbon	800	0.2	4,600	0.44	1,600	0.35
Carbon	1000	0.15	7,500	0.38	2,600	0.35
Carbon	1200	0.15	11,600	0.34	5,200	0.45
Carbon	1400	0.15	13,100	0.33	6,600	0.50
Smith	800	0.2	10,900	0.54	10,000	0.92
Smith	1000	0.15	16,300	0.50	18,400	1.13
Smith	1200	0.15	25,200	0.50	49,200	1.95
Smith	1400	0.15	27,200	0.51	59,500	2.19
Taylor	800	0.2	20,800	0.46	5,100	0.25
Taylor	1000	0.15	26,600	0.42	5,600	0.21
Taylor	1200	0.15	32,400	0.40	9,800	0.30
Taylor	1400	0.15	34,900	0.39	13,300	0.38
Total	800	0.2	36,300	0.48	16,800	0.46
Total	1000	0.15	50,400	0.44	26,600	0.53
Total	1200	0.15	69,300	0.42	64,200	0.93
Total	1400	0.15	75,100	0.42	79,400	1.06

Notes

•

The base case is chosen at an assumed gold price of $1,200 per ounce.

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

•

Floating cone parameters include: Pit slope of 42 degrees, Mining Cost of $2/tonne ore and $1.75/tonne waste, processing and pad costs of $2.50/tonne ore, general and administrative costs of $0.50/tonne ore, and gold recovery of 65 percent.  These parameters are believed to be reasonable, order-of-magnitude estimates for a low-cost, run-of-mine, heap leaching operation.

•

See "Cautionary Note to United States Investors Concerning Estimates of Inferred Resources." above

Quality Assurance

The Mineral Resource estimate was completed by Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering, and is based on geological interpretations supplied by the Company to Ore Reserves Engineering and subsequently modified by Ore Reserves Engineering. Mr. Noble is an independent Qualified Person for the purposes of NI 43-101 and has verified the data disclosed here.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended December 31, 2012, the Bear Lodge Property did not have any projects that were in production and as such, was not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares began trading on the TSX-V in Toronto, Ontario, Canada, on November 15, 1999 under the former name Spartacus Capital Ltd. under the symbol “SCI.” The Company graduated to the TSX on May 27, 2011, and the current stock symbol on the TSX is “RES.”   Our common shares also trade, since August 18, 2010, on the NYSE MKT under the symbol “REE.”

The following table sets forth the high and low sales prices, or bid information of our common stock for each quarterly period within the six months ended December 31, 2012 and the two most recent fiscal years ended June 30, 2012 and 2011 as reported by the TSX:

Period	High CDN$	Low CDN$
Six-month transition period ended December 31, 2012
First Quarter	5.28	3.07
Second Quarter	4.86	3.04

Fiscal year ended June 30, 2012
First Quarter	11.13	5.27
Second Quarter	7.63	3.16
Third Quarter	8.00	3.20
Fourth Quarter	6.76	3.78

Fiscal year ended June 30, 2011
First Quarter	9.90	1.96
Second Quarter	17.24	7.08
Third Quarter	17.85	9.47
Fourth Quarter	15.92	8.81

The following table sets forth the high and low sales prices, or bid information of our common stock for each quarterly period within the six months ended December 31, 2012 and the two most recent fiscal years ended June 30, 2012 and 2011 as reported by the NYSE MKT:

Period	High US$	Low US$

Six-month transition period ended December 31, 2012
First Quarter	5.20	3.05
Second Quarter	4.96	3.03

Fiscal year ended June 30, 2012
First Quarter	11.80	5.05
Second Quarter	7.53	3.08
Third Quarter	8.02	3.11
Fourth Quarter	6.64	3.69

Fiscal year ended June 30, 2011
First Quarter*	9.58	1.15
Second Quarter	17.62	7.02
Third Quarter	17.92	9.55
Fourth Quarter	16.55	9.00

As of March 15, 2013, the closing price per share for our common shares as reported by the NYSE MKT was US$2.44 and as reported by the TSX was CDN$2.34.

As of March 15, 2013, we had 44,949,869 common shares issued and outstanding, held by approximately 41 shareholders of record.

DIVIDEND POLICY

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASE OF SECURITIES

During the six-month period ended December 31, 2012, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the six-month period ended December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2012, we had two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: (1) our Fixed Stock Option Plan which was originally adopted on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan; and (2) our 10% Rolling Stock Option Plan which was adopted by our shareholders on December 2, 2011.  Upon adoption of the 10% Rolling Stock Option Plan, the Fixed Stock Option Plan expired and we may no longer grant any options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in our cumulative total shareholder return on our common shares with the cumulative total return of the S&P/TSX Composite Index and the Dow Jones U.S. Mining Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on June 30, 2007, in (i) our common shares at the closing price on such date of $1.15, as quoted on the TSX, (ii) the S&P/TSX Composite Index and (iii) the Dow Jones U.S. Mining Index.  The NYSE MKT closing price quotes were used for the period ended June 30, 2008 through December 31, 2012.  Canadian dollar closing price quotes on the TSX were used for the period ended June 30, 2007, which was converted to U.S. dollars using the noon exchange rate as quoted by the Bank of Canada for the date of the closing price quote.

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

A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitations of benefit provisions under the Treaty are complex and U.S. residents are advised to consult their own tax advisors in this regard.

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

Taxation of Dividends

Dividends paid or credited (or deemed to be paid or credited) by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25% on the gross amount of the dividend. Under the Treaty, the rate of withholding tax is reduced to 15% if the holder is the beneficial owner of the dividends or 5% if the holder is a company that owns at least 10% of the company's voting stock and beneficially owns the dividend. Dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the United States and that have complied with the administrative procedures specified in the Treaty are exempt from this Canadian withholding tax.

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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is an individual resident of the United States or a United States corporation (a “U.S. Holder”). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States. In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10.0% or more of the voting shares of the Company). This summary is based on the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (which we refer to as the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions. We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues. The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested. Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein. This discussion assumes that we are not, and will not become, a controlled foreign corporation as determined for U.S. federal income tax purposes.

YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.

Passive Foreign Investment Company Rules

We will be classified as a passive foreign investment company (a “PFIC”) in any taxable year in which, after taking into account the income and assets of certain subsidiaries, either (i) at least 75% of our gross income is passive income, or (ii) at least 50% of the average value of our assets is attributable to assets that produce or are held for the production of passive income. Whether or not we will be classified as a PFIC in any taxable year is a factual determination and will depend upon our assets, the market value of our common shares, and our activities in each year and is therefore subject to change.

We believe that we were classified as a PFIC for the period ended December 31, 2012, and based on current business plans and financial expectations, we expect that we will be a PFIC for the year ending December 31, 2013, and may be a PFIC in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot assure U.S. Holders that we were or were not a PFIC for the period ended December 31, 2012, or any future year. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information..

If we are a classified as a PFIC for any taxable year, the so-called “excess distribution” regime will apply to any U.S. Holder of common shares that does not make a QEF election or mark-to-market election, as described below. Under the excess distribution regime, (i) any gain the U.S. Holder realizes on the sale or other disposition of the common shares (possibly including a gift, exchange in a corporate reorganization, or grant as security for a loan) and any “excess distribution” that we make to such U.S. Holder (generally, any distributions to such holder in respect of the common shares during a single taxable year that are greater than 125% of the average annual distributions received by such U.S. Holder in the three preceding years or, if shorter, such holder’s holding period for the common shares), will be treated as ordinary income that was earned ratably over each day in such U.S. Holder’s holding period for the common shares; (ii) the portion of any excess distributions allocated to the current year or prior years before the first day of the first taxable year beginning after December 31, 1986 in which we became a PFIC would be includible by the U.S. Holder as ordinary income in the current year; (iii) the portion of such gain or distribution that is allocable to prior taxable years during which we were a PFIC will be subject to tax at the highest rate applicable to ordinary income for the relevant taxable years, regardless of the tax rate otherwise applicable to such U.S. Holder and without reduction for deductions or loss carryforwards; and (iv) the interest charge generally applicable to underpayments of tax will be imposed with respect of the tax attributable to each such year. The interest charge discussed above generally will be non-deductible interest expense for individual U.S. Holders.

Certain elections may be available with respect to our common shares (the so-called “QEF,” “mark-to-market,” and “deemed sale” elections) if we are a PFIC, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income.

If a U.S. Holder makes for any tax year a timely election to treat the Company as a “qualifying electing fund” or “QEF” (a “QEF election”) with respect to such U.S. Holder’s interest therein, the above-described rules regarding excess distributions generally will not apply. Instead, the electing U.S. Holder would include annually in its gross income its pro rata share of our ordinary earnings and any net capital gain regardless of whether such income or gain was actually distributed. Special rules apply to U.S. Holders who own their interests in a PFIC through intermediate entities or persons. A U.S. Holder may make a QEF election only if the U.S. Holder receives certain information (known as a “PFIC annual information statement”) from us annually. We will use commercially reasonable efforts to make available to U.S. Holders, upon written request, an accurate PFIC annual information statement for each year in which the Company is a PFIC. A QEF election would generally be filed for the first year in a U.S. Holder’s holding period of PFIC shares.

Alternatively, a U.S. Holder of common shares may elect to recognize any gain or loss on its common shares on a mark-to-market basis at the end of each taxable year, so long as the common shares are regularly traded on a qualifying exchange. We cannot provide assurance that our common shares will be regularly traded on a qualifying exchange for years in which we may be a PFIC.

If a mark-to-market election is made, the excess distribution regime will not apply to amounts received with respect to our common shares from and after the effective time of the election, and any mark-to-market gains or gains on disposition will be treated as ordinary income. Mark-to-market losses and losses on disposition will be treated as ordinary losses to the extent of the U.S. Holder’s unrecovered prior net mark-to-market gains. Losses in excess of prior net mark-to-market gains will generally not be recognized. The mark-to-market election must be made by the due date (as may be extended) for filing the U.S. Holder’s federal income tax return for the first year in which the election is to take effect. A mark-to-market election applies to all future years of an electing U.S. Holder during which the stock is regularly traded on a qualifying exchange, unless revoked with the IRS’s consent.

The QEF election and mark-to-market election rules are complex. U.S. Holders should consult their tax advisor regarding the availability and procedure for making these elections.

Special adverse rules apply to U.S. Holders of our common shares for any year in which we are a PFIC and own or dispose of shares in another corporation that is also a PFIC (a “lower-tier PFIC”). A U.S. Holder who owned our common shares while we were a PFIC will be taxable under the excess distribution rules described above with respect to any gain that we recognize from a disposition of shares in a lower-tier PFIC, or if the U.S. Holder disposes of all or part of its common shares.  Moreover, a QEF election or mark-to-market election that is made for our common shares would not apply to a lower-tier PFIC. While a separate QEF election may be made for a lower-tier PFIC, we may not be in possession of and thus may not be able to provide the financial information to U.S. Holders that would allow them to make a QEF election for any lower-tier PFIC.

A U.S. Holder who makes a QEF election for our common shares will be taxable under the excess distribution regime on gain that we recognize on the sale of shares of a lower-tier PFIC, but will not also be taxable on such gain under the QEF rules. However, any U.S. Holder of common shares who makes a mark-to-market or deemed sale election for our common shares could be subject to the PFIC rules with respect to income of the lower-tier PFIC, even though the value of the lower-tier PFIC already was subject to tax via mark-to-market or deemed sale adjustments.

The IRS has issued proposed regulations that, subject to certain exceptions, would treat as taxable certain transfers of PFIC stock by a U.S. Holder that has not made a timely filed QEF election or mark-to-market election that are generally not otherwise taxed, such as gifts, exchanges pursuant to corporate reorganizations, and transfers at death. Generally, in such cases, the basis of our common shares in the hands of the transferee and the basis of any property received in the exchange for those shares would be increased by the amount of gain recognized. The specific tax effect to the U.S. Holder and the transferee may vary based on the manner in which the common shares are transferred. Each U.S. Holder should consult a tax advisor with respect to how the PFIC rules affect their tax situation prior to transferring PFIC shares.

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

Sale or Other Disposition of Our Common Shares

The tax treatment of a sale or other disposition of our common shares by a U.S. Holder will differ based upon whether or not the PFIC rules apply and whether or not you make one or more of the elections described above.

If the excess distribution regime discussed above applies to the sale or disposition of our common shares, the rules regarding the taxation of excess distributions will generally apply upon a sale or other disposition of the common shares.

If the excess distribution regime discussed above does not apply to the sale or disposition of our common shares, the difference between the amount received and the adjusted tax basis of the common shares will be gain or loss. If, as usually is the case, the common shares are a capital asset in the hands of the U.S. Holder, such gain or loss will be capital gain. If the U.S. Holder has made a QEF election with respect to the shares, the adjusted basis will be increased by the U.S. Holder’s proportionate share of income and capital gains taken into account each year as a result of the QEF election. If the U.S. Holder has made a mark-to-market election with respect to the shares, the adjusted basis will be increased by the net income recognized on the common shares as a result of the mark-to-market election. Capital gain or loss with respect to common shares generally will be long-term capital gain or loss if the holding period for the shares giving rise to such gain or loss exceeds one year. Under current law, long-term capital gains realized by individual US Holders are taxed at reduced rates. Short-term capital gains are taxed at ordinary income rates. The deductibility of capital losses is subject to significant limitations.

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

If we are a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders generally will be subject to U.S. federal income tax at ordinary income tax rates.

If we are not a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders in a taxable year beginning before January 1, 2013 will be taxed to such U.S. Holder at the rates applicable to long-term capital gains as “qualified dividend income.” However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder has not held its common shares for at least 61 days during the 121-day period beginning 60 days before the ex–dividend date; (ii) our common shares are not readily tradable on an established securities market and we are not eligible for benefits of the U.S.-Canada income tax treaty; or (iii) the company is a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year.

Dividends paid to a corporate U.S. Holder will be taxed as ordinary income and will not generally be eligible for the dividends received deduction.

Surcharge on Net Investment Income; Other Tax Rules

For taxable years beginning after December 31, 2012, a surtax of 3.8% is imposed on the “net investment income” of certain U.S. Holders to the extent that net investment income exceeds a certain threshold. Net investment income generally includes dividends and net gain from the disposition of property (other than property held in a “non-passive” trade or business). Net investment income is reduced by deductions that are properly allocable to such income.

U.S. Holders should also consult their tax advisor regarding potential reporting obligations, if any, under the Hiring Incentives to Restore Employment Act, which provides rules relating to ownership of foreign financial assets or ownership of securities issued by a foreign issuer.

Foreign Currency Transactions

Generally, amounts received by a U.S. Holder in foreign currency (including dividends paid in foreign currency) will be valued at the rate of exchange on the date of receipt. The subsequent disposition of any foreign currency received (including an exchange for U.S. currency) will generally give rise to ordinary gain or loss.

Foreign Tax Credit or Deduction

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of our common shares may be entitled, at the option of the U.S. Holder, to either receive a deduction or a tax credit for U.S. federal income tax purposes with respect to such foreign tax paid or withheld. Significant and complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder’s U.S. income tax liability that the U.S. Holder’s “foreign source” income bears to his or its worldwide taxable income. In applying this limitation, the various items of income and deduction must be classified as either “foreign source” or “U.S. source.” Complex rules govern this classification process.

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

A U.S. Holder’s ability to use foreign tax credits could be adversely affected if we are a PFIC.

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

Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder's U.S. federal income tax liability, provided that the required information is timely furnished to the Internal Revenue Service.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data. We derived data as of and for the six- month period ended December 31, 2012 and as of and for fiscal years ended June 30, 2008 through 2012 from our audited consolidated financial statements. Consolidated financial data as of and for the six-month period ended December 31, 2011 is derived from our unaudited consolidated financial statements. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Financial Statements and Supplementary Data” provided in Item 7 and Item 8, respectively, of this Transition Report on Form 10-K.

	For the six-month periods ended December 31,
(in thousands of U.S. dollars, except per share amounts)	2012	2011
		(unaudited)
Results of operations:
Net loss	$ (15,430)	$ (21,061)
Basic and diluted loss per share	(0.35)	(0.48)
Financial position:
Working capital	$ 37,041	$ 57,486
Total assets	41,184	62,048
Non-current liabilities	238	124
Shareholders' equity	37,347	59,099

	For the fiscal years ended June 30,
(in thousands of U.S. dollars, except per share amounts)	2012	2011	2010	2009	2008

Results of operations:
Net loss	$(34,994)	$(16,657)	$ (2,791)	$ (1,844)	$ (1,110)
Basic and diluted loss per share	(0.79)	(0.43)	(0.09)	(0.08)	(0.05)

Financial position:
Working capital	$ 50,120	$ 71,953	$ 11,127	$ 2,346	$ 2,282
Total assets	53,232	75,483	13,411	2,425	2,375
Non-current liabilities	435	296	1,982	66	64
Shareholders' equity	50,742	74,093	11,007	2,358	2,311

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Transition Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this Transition Report.

On September 7, 2012, our Board of Directors approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. Consequently, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2012. The intent of the change was to align the reporting of our financial results more closely with our peers.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Transition Report on Form 10-K. References in this report to fiscal 2012, fiscal 2011 and fiscal 2010 indicate the twelve month periods ended June 30, 2012, 2011 and 2010, respectively. Financial information with respect to the six months ended December 31, 2011 is unaudited.  Management’s Discussion and Analysis (“MD&A”) has been prepared based on information known to management as of March 15, 2013.  This MD&A is intended to help the reader understand the consolidated audited financial statements of Rare Element.

INTRODUCTION

We are focused on advancing the Bear Lodge REE Project in Wyoming. We plan to develop and put into production the Bear Lodge REE Project.  As of December 31, 2012, we were considered to be an exploration stage entity as defined by US. GAAP.  We have completed a PFS on our Bear Lodge REE Project and have begun compiling data for the preparation of a DFS.

In July 2011, we became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with U.S. secondary filings, to reporting according to the U.S. regulations with Canadian secondary filings. We also adopted U.S. generally accepted accounting principles (“U.S. GAAP”) as required under SEC rules (see “Future Accounting Pronouncements” of this MD&A).  This MD&A should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and supporting notes thereto.

U.S. GAAP is similar to Canadian GAAP, in which Rare Element reported up to June 30, 2010, with one material change being the accounting for mineral property expenditures. These expenditures will be expensed in the income statement instead of being capitalized.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

We have sufficient cash on hand to conduct our current exploration and development plans through 2014. If market conditions warranted, we have the ability to reduce discretionary spending to levels that would allow us to avoid further dilution for several years. We plan to continue to advance the Bear Lodge REE Project during 2013, including the following:

•

Complete a land exchange with the Wyoming State Lands Office for the acquisition of facility property adjacent to the Bull Hill deposit.

•

Additional resource definition drilling to expand and upgrade the Mineral Reserve and Mineral Resources at the Whitetail Ridge deposit.

•

Exploration drilling at the Bull Hill West, Carbon REE, Taylor REE, and other prospective REE and HREE targets identified during the 2012 exploration programs.

•

Geological mapping, geochemical sampling, and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic REE mineralization.

•

Collection of supplemental bulk sample mineralized material for research and development activities focused on optimization of the project flowsheet.

•

Continued metallurgical testing of the oxide, the oxide-carbonate and the low-grade stockwork mineralized material for optimization of mineral concentration and chemical concentration processes.

•

Perform market testing from product produced by the pilot plant.

•

Commencement of a DFS anticipated mid-year 2013.

•

Continue with the formal National Environmental Policy Act EIS process in 2013.

•

Submit the mine permit application to the Land Quality Division of the Wyoming Department of Environmental Quality in the 4th quarter of fiscal 2013.

•

Submit permit application to the U.S. Nuclear Regulatory Commission for a source materials license.

RISKS AND UNCERTAINTIES

Our activities are subject to certain risks and uncertainties that might impact our financial results.  For a full list of such risks and uncertainties, please see “Item 1A. Risk Factors” of this Transition Report.

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

RESULTS OF OPERATIONS

Summary

Our consolidated net loss for the six-month period ended December 31, 2012 wasorper share compared to our consolidated net loss ofor per share for the same period in 2011.For the six-month period ended December 31, 2012, the  in consolidated net loss offrom the respective prior period was primarily the result of a decrease in stock-based compensation expense of $4,404 and an increase in the gain on foreign currency translation of $4,143, which were partially offset by an increase in exploration and evaluation costs of $2,575 and a decrease in interest income of $237.

Our fiscal year ended June 30, 2012 consolidated net loss was $34,994 or $0.79 per share compared to our consolidated net loss of $16,657 or $0.43 per share for the same fiscal period in 2011. For the fiscal year ended June 30, 2012, the increase in consolidated net loss of $18,337 from the respective prior period was primarily the result of an increase in exploration costs of $6,656, an increase in corporate administration and investor relations costs of

$6,638, an increase in the loss on currency translation of $5,695 and an increase in the write-down of mineral property of $1,874, which were offset by a decrease in the unrealized loss on derivatives of $2,380.

Our fiscal year ended June 30, 2011 consolidated net loss was $16,657 or $0.43 per share compared to our fiscal year 2010 consolidated net loss of $2,791 or $0.09 per share for a net increase of $13,866. The increase in the consolidated net loss for the fiscal 2011 period was the result of an increase in exploration costs of $5,718, an increase in corporate administration and investor relations costs of $7,801, and increase in the unrealized loss on derivatives of $4,041, which were offset by an increase in the gain on currency translation of $3,133.

Exploration and evaluation

Exploration costs were $12,938 for the six-month period ended December 31, 2012 as compared with $10,363 for the same period in 2011.  The increase of $2,575 from the prior period was primarily due to an increase in drilling costs and environmental monitoring costs at our Bear Lodge REE Project as we continue to advance the project and further define the resource area.

Exploration costs were $15,168 for the fiscal year ended June 30, 2012 as compared with $8,512 for the fiscal year ended June 30, 2011 and $2,794 for the fiscal year ended June 30, 2010.  The increases of $6,656 and $5,718 from the respective prior periods were mostly the result of increased spending on our Bear Lodge REE Project in Wyoming, USA.  For the fiscal 2012 period, the increase in exploration costs was largely due to the undertaking and completion of a pre-feasibility study as well as an increase in environmental monitoring and programs as we begin the permitting process to move the project into the development stage.  For the 2011 period, the increase in exploration costs was largely due to our completion of a preliminary economic assessment as well as increased expenses for drilling in order to expand and increase the resource at the Bear Lodge REE Project.

Corporate administration

Corporate administration costs were $4,158 for the six-month period ended December 31, 2012 as compared with $7,791 for the same period in 2011.  The decrease of $3,633 from the prior period was the result of a decrease in stock-based compensation expense of $4,404, which was mostly offset by increased employee compensation and benefits costs of $842 and increased professional service fees of $211.  Stock-based compensation expense decreased due to the vesting of numerous grants issued in prior periods during the period ended December 31, 2012.   Employee compensation and benefit costs increased during the 2012 period as we continued to establish our corporate offices and hire key personnel with specialized skills that will enable us to continue to advance the Bear Lodge REE Project.  Lastly, professional service fees increased during the 2012 period as we incurred additional legal expenses for regulatory compliance as well as to assist us with the permitting process.

Corporate administration costs increased to $16,109 for the fiscal year ended June 30, 2012 as compared to $9,471 for the fiscal year ended June 30, 2011. The increase of $6,638 from the prior period was primarily due to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily the result of our issuance of 1,616,000 stock options during the fiscal 2012 period as compared to the issuance of 1,438,000 stock options during the fiscal 2011 period. Also contributing to the increase in costs for the fiscal 2012 period was an increase in employee compensation and benefits expenses.  During the fiscal 2012 period, we established a corporate office in Lakewood, CO and hired key personnel and set up health and retirement benefits plans for our employees.

Corporate administration costs increased to $9,471 during the fiscal year ended June 30, 2011 as compared to $1,670 for the fiscal year ended June 30, 2010. This increase of $7,801 from the prior period was primarily due to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily the result of our issuance of 1,438,000 stock options during the fiscal 2011 period as compared to the issuance of 920,000 stock options during the fiscal 2010 period.  Also contributing to the increase in costs for the fiscal 2011 period was an increase in regulatory and compliance fees as we moved from the TSX-V to a TSX listing.

Depreciation

Depreciation expense was $90 for the six-month period ended December 31, 2012 as compared with $42 for the same period in 2011.  The increase in depreciation expense of $48 from the respective prior period was primarily attributable to the depreciation of equipment purchased during the fiscal year ended June 30, 2012 as described below.

Depreciation expense was $123, $38 and $7 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The increases of $85 and $31 from the respective prior periods were primarily attributable to increased capital expenditures for equipment related to the establishment of the corporate office location in Lakewood, CO as well as expenditures for additional equipment and vehicles at the Bear Lodge Property.

Non-operating income and expenses

Interest income

Interest income decreased to $301 for the six-month period ended December 31, 2012 as compared with $538 for the same period in 2011.  The decrease in interest earned is a result of lower cash balances as compared with the prior year and lower interest rates in the market.

Interest income increased to $864 for the fiscal year ended June 30, 2012 as compared with $632 for the fiscal year ended June 30, 2011 and $40 for the fiscal year ended June 30, 2010.  The increase in interest income for both fiscal 2012 and fiscal 2011  is attributable to increased average cash balances held in interest bearing accounts during the year as compared with the prior year.

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

The gain on currency translation was $1,457 for the six-month period ended December 31, 2012 as compared with a loss of $2,686 for the same period in 2011.  The Canadian dollar strengthened by 2.4% against the U.S. dollar over the six-month period ended December 31, 2012 as compared with a weakening of the Canadian dollar against the U.S. dollar of 4.4% over the same period in 2011.

The loss on currency translation was $2,618 for the fiscal year ended June 30, 2012 as compared with a gain of $3,077 for the fiscal year ended June 30, 2011 and a loss of $56 for the fiscal year ended June 30, 2010.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $12,397 for the six-month period ended December 31, 2012 as compared with $12,690 for the same period in 2011.  The decrease in cash used of $293 from the prior period is the result of a decrease in accounts payable outstanding at the end of each period, which was offset by a decrease in interest receivable at the end of each period.

Net cash used in operating activities was $20,961 for the fiscal year ended June 30, 2012 as compared to $6,680 for the fiscal year ended June 30, 2011. The increase of $14,281 in cash used is mostly the result of an increase in the net loss of $18,337, which was offset by an increase in non-cash items of $3,133.

Net cash used in operating activities was $6,680 for the fiscal year ended June 30, 2011 as compared with $3,611 for the fiscal year ended June 30, 2010. The increase of $3,069 in 2011 was mostly the result of an increase in the net loss of $13,866 for the 2011 period, which was offset by an increase in non-cash items of $11,063.

Investing Activities

Net cash used in investing activities was $38 for the six-month period ended December 31, 2012 as compared with $200 for the same period in 2011.  The decrease in cash used of $162 from the prior period is the result of an increase in cash invested in guaranteed interest contracts of $485, a decrease in the restricted cash balance of $422 which was due to the replacement of our cash-funded reclamation bond with a surety bond that did not require cash collateral and a decrease of $259 for the purchase of equipment.

Net cash used in investing activities was $15,094 for the year ended June 30, 2012 as compared to net cash used of $664 for fiscal year ended June 30, 2011. The increase in cash used in investing activities of $14,430 is primarily due to our investment of $14,633 in guaranteed interest contracts with maturity dates greater than 90 days.

Net cash used in investing activities was $664 for the fiscal year ended June 30, 2011 as compared to $124 for the fiscal year ended June 30, 2010. The increase of $540 in cash used by investing activities in 2011 was mostly the result of an increase in restricted cash of $212 for increased reclamation bonding requirements associated with exploration work programs at the Bear Lodge Property.  Also contributing to the increase in cash used in investing activities in 2011 was an increase of $207 for the purchase of marketable securities as well as an increase of $98 for purchases of plant and equipment.

Financing Activities

Net cash provided by financing activities was $390 for the six-month period ended December 31, 2012 which was the result of cash received upon the exercise of stock options.  Net cash provided by financing activities was $55 for the six-month period ended December 31, 2011, which was also the result of the exercise of stock options.

Net cash provided by financing activities was $773 for the fiscal year ended June 30, 2012, which was the result of $269 in cash received upon the exercise of stock options and $504 in cash received upon the exercise of warrants with an expiry date of April 13, 2012.

Net cash provided by financing activities was $68,196 for the fiscal year ended June 30, 2011, which was the result of $50,297 in cash received upon the completion of a short-form prospectus offering on December 22, 2010, $1,341 in cash received upon the exercise of stock options, $2,410 in cash received upon exercise of agents’ options and warrants and $11,789 in cash received upon the exercise of warrants.

Net cash provided by financing activities was $12,862 for the fiscal year ended June 30, 2010, which was the result of $8,717 in cash received upon completion of multiple equity financings during 2010, $290 in cash received upon exercise of stock options and $142 in cash received upon exercise of warrants.

Liquidity and Capital Resources

At December 31, 2012, our total current assets were $40,640 as compared with $52,175 at June 30, 2012.  The decrease of $11,535 is primarily due to a decrease in our cash and cash equivalents of $12,045 which was offset by an increase in our short-term investments of $485.

At June 30, 2012, our total current assets were $52,175, compared to $73,046 as of June 30, 2011, which is a decrease of $20,871. The decrease in total current assets is primarily due to a decrease in cash and cash equivalents of $35,282, which was offset by an increase in short-term investments of $14,633.

Our working capital as at December 31, 2012 was $37,041 as compared with working capital of $50,120 at June 30, 2012 and $71,953 at June 30, 2011.

Our plans for 2013 are to continue those programs necessary to advance the Bear Lodge REE Project DFS, to continue exploration drilling programs to identify and establish an HREE Mineral Resource estimate at our Whitetail Ridge resource area and to continue moving forward with the EIS and permitting process, while minimizing expenditures in other areas.  Management estimates that the current cash position and future cash flows from the potential exercise of options and other potential equity financing will be sufficient for us to carry out our anticipated exploration and operating plans through 2013 and into 2014. We may seek to obtain debt or equity financing from time to time as opportunities are available; however, there can be no assurance that such financing will be available at all or on acceptable terms.  If market conditions warrant, we have the ability to reduce discretionary spending to levels that would allow us to avoid further dilution for several years.  The budget contemplates that additional financing would be required during 2014 to have sufficient working capital to fund the future development and construction of the Bear Lodge REE Project.  If we are unable to obtain additional funding during 2014 or beyond, the potential development of the Bear Lodge REE project could be delayed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Transition Report.

Contractual Obligations

At December 31, 2012, our contractual obligations consisted of our operating lease obligation of $341 associated with our Lakewood, Colorado corporate office, of which $92 is due within one year, $192 is due within one to three years and $57 is due within three to five years.  We have no contractual obligations extending beyond 5 years.

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

Stock-based compensation

We account for share-based compensation under the provisions of ASC 718, “Compensation Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

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

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis and therefore the portion of our asset retirement obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability, however, because we have not declared proven and probable reserves the timing of these reclamation activities is uncertain.   The fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation in regards to the Bear Lodge Property.

Asset retirement obligations are secured by surety bonds held for the benefit of the State of Wyoming in amounts determined by applicable federal and state regulatory agencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk, and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of December 31, 2012. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Net loss and other comprehensive loss for the six-month period ended December 31, 2012 would have changed by $282,000 if the Canadian Dollar to U.S. Dollar foreign exchange rate changed by 1%.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Transition Report filed on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon our assessment, management concluded that, at December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal controls over financial reporting at December 31, 2012 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rare Element Resources, LTD

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Rare Element Resources, LTD and subsidiaries (an exploration stage company, the “Company”) as of December 31, 2012 and June 30, 2012 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the six months ended December 31, 2012, the year ended June 30, 2012 and the cumulative period from June 3, 1999 (Inception) to December 31, 2012.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rare Element Resources, LTD and subsidiaries as of December 31, 2012 and June 30, 2012 and the results of their operations and their cash flows for the six months ended December 31, 2012, the year ended June 30, 2012 and the cumulative period from June 3, 1999 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Rare Element Resources, LTD and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on COSO criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

EKS&H LLLP

March 15, 2013

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

	December 31,	June 30,
	2012	2012	2011

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 24,985	$ 37,030	$ 72,312
Short-term investments	15,118	14,633	-
Marketable securities	32	74	53
Interest receivable	303	175	284
Accounts receivable	17	23	44
Prepaid expenses	185	240	353
Total Current Assets	40,640	52,175	73,046

Equipment, net	517	608	145
Mineral properties	27	27	1,669
Marketable securities	-	-	201
Restricted cash	-	422	422
Total assets	$ 41,184	$ 53,232	$ 75,483

LIABILITIES AND SHAREHOLDERS EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 3,448	$ 2,055	$ 1,019
Asset retirement obligation	151	-	-
Due to related parties	-	-	74
Total Current Liabilities	3,599	2,055	1,093

Asset retirement obligation	238	435	101
Derivative liability	-	-	196
Total liabilities	3,837	2,490	1,390

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding December 31, 2012 - 44,949,869; June 30, 2012 - 44,364,245; June 30, 2011 - 44,076,674	93,256	92,500	91,357
Additional paid in capital	21,329	20,052	9,504
Accumulated other comprehensive income/(loss)	(43)	(45)	3
Accumulated deficit during exploration stage	(77,195)	(61,765)	(26,771)
Total shareholders' equity	37,347	50,742	74,093

Total liabilities and shareholders' equity	$ 41,184	$ 53,232	$ 75,483

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of US Dollars, except share and per share amounts)

	Six Months Ended December 31,		Cumulative during exploration
	2012	2011	stage
		(unaudited)
Operating income and (expenses):
Exploration and evaluation	$ (12,939)	$ (10,363)	$ (41,079)
Corporate administration	(4,158)	(7,791)	(35,586)
Depreciation	(90)	(42)	(262)
Write-down of mineral property	-	(931)	(2,924)
Total operating expenses	(17,187)	(19,127)	(79,851)

Non-operating income and (expenses):
Interest income	301	538	1,976
Gain/(loss) on currency translation	1,457	(2,686)	1,630
Loss on sale of marketable securities	(7)	(9)	(18)
Unrealized gain/(loss) on derivatives	(4)	173	(952)
Other income/(expense)	10	50	20
Total non-operating income/(expenses)	1,757	(1,934)	2,656

Net loss	$ (15,430)	$ (21,061)	$ (77,195)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 7	$ 9	$ 18
Unrealized gain/(loss) on available-for-sale securities	2	(39)	58
Total other comprehensive income/(loss)	9	(30)	76

COMPREHENSIVE LOSS	$ (15,421)	$ (21,091)	$ (77,119)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.35)	$ (0.48)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,610,070	44,096,346

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of US Dollars, except share and per share amounts)

	For the Years ended June 30,
	2012	2011	2010

Operating income and (expenses):
Exploration and evaluation	$ (15,168)	$ (8,512)	$ (2,794)
Corporate administration	(16,109)	(9,471)	(1,670)
Depreciation	(123)	(38)	(7)
Write-down of mineral property	(1,874)	-	-
Total operating expenses	(33,274)	(18,021)	(4,471)

Non-operating income and (expenses):
Interest income	864	632	40
Gain/(loss) on currency translation	(2,618)	3,077	(56)
Loss on sale of marketable securities	(11)	-	-
Unrealized gain/(loss) on derivatives	35	(2,345)	1,696
Other income/(expense)	10	-	-
Total non-operating income/(expenses)	(1,720)	1,364	1,680

Net loss	$ (34,994)	$ (16,657)	$ (2,791)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 11	$ -	$ -
Unrealized gain/(loss) on available-for-sale securities	(59)	3	-
Total other comprehensive income/(loss)	(48)	3	-

COMPREHENSIVE LOSS	$ (35,042)	$ (16,654)	$ (2,791)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.79)	$ (0.43)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,189,656	38,585,541	29,429,998

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	For the six-month periods ended December 31,		Cumulative during exploration
	2012	2011	stage
CASH FLOWS FROM OPERATING ACTIVITIES:		(unaudited)
Net loss for the period	$ (15,430)	$ (21,061)	$ (77,195)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	90	42	262
Asset retirement obligation	(46)	-	389
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Unrealized (gain)/loss on derivatives	4	(173)	952
Write-down of mineral property	-	931	1,891
Loss on currency translation	16	12	(17)
Loss on disposal of marketable securities	7	9	18
Loss on disposal of equipment	(3)		(3)
Stock-based compensation	1,643	6,041	21,549
Changes in working capital
Accounts receivable	6	(22)	(158)
Interest receivable	(128)	(200)	(311)
Prepaid expenses	55	(1)	(197)
Accounts payable and accrued liabilities	1,389	1,777	3,225
Due to related party	-	(45)	(28)
Net cash and cash equivalents used in operating activities	(12,397)	(12,690)	(49,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	(485)	-	(15,118)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Releases of restricted cash	422	-	422
Purchases of equipment	(11)	(270)	(780)
Proceeds from sale of marketable securities	36	70	150
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents used in investing activities	(38)	(200)	(15,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	390	55	90,129
Net cash and cash equivalents provided by financing activities	390	55	90,110

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(12,045)	(12,835)	24,986
Cash and cash equivalents - beginning of the period	37,030	72,312	-
Cash and cash equivalents - end of the period	$ 24,985	$ 59,477	$ 24,986

Supplemental disclosure with respect to cash flows - Note 15

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)

	For the fiscal years ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (34,994)	$ (16,657)	$ (2,791)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	123	38	7
Asset retirement obligation	334	101	-
Fair value of warrants received pursuant to the sale of mineral properties	-	-	-
Unrealized (gain)/loss on derivatives	(35)	2,345	(1,696)
Write-down of mineral property	1,874	-	-
Loss on currency translation	(33)	-	-
Loss on disposal of marketable securities	11	-	-
Loss on disposal of equipment
Stock-based compensation	10,757	7,414	524
Changes in working capital
Accounts receivable	(183)	(34)	35
Interest receivable	109	(276)	(2)
Prepaid expenses	113	(282)	(43)
Accounts payable and accrued liabilities	1,036	609	353
Due to related party	(74)	62	2
Net cash and cash equivalents used in operating activities	(20,961)	(6,680)	(3,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	(207)	-
Purchases of short-term investments	(14,633)	-	-
Additions to mineral properties, net of cost recoveries	-	(2)	(27)
Additions to restricted cash	-	(312)	(100)
Releases of restricted cash	-	-	-
Purchases of equipment	(575)	(143)	(45)
Proceeds from sale of marketable securities	114	-	-
Payments received for sale/option of mineral properties	-	-	48
Net cash and cash equivalents used in investing activities	(15,094)	(664)	(124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	-
Repayment of promissory note	-	-	-
Cash received for common shares, net of share issuance costs	773	68,196	12,861
Net cash and cash equivalents provided by financing activities	773	68,196	12,861

Cash acquired in capital transaction	-	-	-
Increase/(decrease) in cash and cash equivalents	(35,282)	60,852	9,126
Cash and cash equivalents - beginning of the period	72,312	11,460	2,334
Cash and cash equivalents - end of the period	$ 37,030	$ 72,312	$ 11,460

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Expressed in thousands of US Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total
Balance, inception June 3, 1999	-	-	-	-	-	-
Shares issued:
For seed shares	1,000,000	68	-	-	-	68
Balance, June 30, 1999	1,000,000	$ 68	$ -	$ -	$ -	$ 68

Shares issued:
For initial public offering	1,500,000	152	-	-	-	152
For private placements	10,199,887	3,402	627	-	-	4,029
For capital transaction	6,977,501	117	-	-	-	117
For debt	375,235	84	-	-	-	84
Share issue costs	-	(49)	-	-	-	(49)
Exercise of options	1,644,500	489	-	-	-	489
Fair value of options	-	334	(334)	-	-	-
Exercise of warrants	4,567,613	1,634	-	-	-	1,634
Capital transaction adjustments	-	1,611	-	-	-	1,611
Stock-based compensation	-	-	1,210	-	-	1,210
Net loss since inception	-	-	-	-	(6,987)	(6,987)
Balance, June 30, 2009	26,264,736	7,842	1,503	-	(6,987)	2,358

Transitional adjustment for Issue 07-5	-	-	-	-	(334)	(334)
Shares issued:
For private placement	2,200,000	2,997	-	-	-	2,997
For short-form prospectus	2,531,501	6,871	-	-	-	6,871
For mineral property acquisition	520,000	1,732	-	-	-	1,732
Share issue costs	-	(1,151)	311	-	-	(840)
Exercise of options	482,000	290	-	-	-	290
Fair value of options	-	234	(234)	-	-	-
Exercise of warrants	144,500	142	-	-	-	142
Fair value of warrants	-	58	-	-	-	58
Stock-based compensation	-	-	525	-	-	525
Net loss for the period	-	-	-	-	(2,792)	(2,792)
Balance, June 30, 2010	32,142,737	$ 19,015	$ 2,105	$ -	$ (10,113)	$ 11,007

Shares issued:
For short-form prospectus	6,394,000	56,568	-	-	-	56,568
Share issue costs	-	(6,271)	-	-	-	(6,271)
Exercise of options	1,537,500	1,341	-	-	-	1,341
Fair value of options	-	985	(985)	-	-	-
Exercise of Agents' options & warrants	400,473	2,410	-	-	-	2,410
Fair value of Agents' options & warrants	-	1,390	970	-	-	2,360
Exercise of warrants	3,601,964	11,788	-	-	-	11,788
Fair value of warrants	-	4,131	-	-	-	4,131
Stock-based compensation	-	-	7,414	-	-	7,414
Unrealized loss on marketable securities	-	-	-	3	-	3
Net loss for the period	-	-	-	-	(16,658)	(16,658)
Balance, June 30, 2011	44,076,674	$ 91,357	$ 9,504	$ 3	$ (26,771)	$ 74,093

Exercise of options - cash	179,000	269	-	-	-	269
Exercise of options - fair value	-	209	(209)	-	-	-
Exercise of warrants - cash	108,571	504	-	-	-	504
Exercise of warrants - fair value	-	161	-	-	-	161
Stock-based compensation	-	-	10,757	-	-	10,757
Unrealized loss on marketable securities	-	-	-	(48)	-	(48)
Net loss for the period	-	-	-	-	(34,994)	(34,994)
Balance, June 30, 2012	44,364,245	$ 92,500	$ 20,052	$ (45)	$ (61,765)	$ 50,742

Exercise of options - cash	585,624	390	-	-	-	390
Exercise of options - fair value	-	366	(366)	-	-	-
Stock-based compensation	-	-	1,643	-	-	1,643
Unrealized loss on marketable securities	-	-	-	2	-	2
Net loss for the period	-	-	-	-	(15,430)	(15,430)
Balance, December 31, 2012	44,949,869	$ 93,256	$ 21,329	$ (43)	$ (77,195)	$ 37,347

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

1.  DESCRIPTION OF BUSINESS

Rare Element Resources Ltd. (collectively referred to as “Rare Element,” the “Company,” “our,” “we” or “us”) operates in the mining industry and is focused on advancing its Bear Lodge REE Project.  Currently, the Company is undertaking advanced engineering and technical studies while working towards obtaining the necessary operating permits which will allow the Company to develop the Bear Lodge REE Project and begin commercial rare earth production at some time in the future.  As such, we are defined by U.S. GAAP as an exploration stage entity.  To date, we have no revenue and have an accumulated operating deficit of $77,195 of which $41,078 is attributable to the exploration and advancement of our mineral property interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the existence of economic reserves being developed at the Bear Lodge REE Project, the ability of the Company to obtain the necessary operating permits to mine the Bear Lodge REE Project and on future profitable production at the Bear Lodge REE Project or proceeds from the disposition of any of our mineral property interests.  Development of and/or commencement of commercial production at the Bear Lodge REE Project is dependent upon our ability to obtain the necessary financing to complete the exploration, development and/or construction of the Bear Lodge REE Project.  Although we have been successful in raising such capital necessary to sustain our operations in the past, there can be no assurance that we will be able to do so in the future.

2.  BASIS OF PRESENTATION

Principles of consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) and are inclusive of the accounts of Rare Element Resources Ltd. and its directly and indirectly held wholly-owned subsidiaries, which consist of its wholly-owned subsidiary Rare Element Holdings Ltd. (“Holdings”) and Holdings’ wholly-owned subsidiary, Rare Element Resources, Inc.  Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year.  Rare Element Resources Ltd. was incorporated under the laws of the Province of British Columbia on June 3, 1999.

Fiscal year-end change

On September 7, 2012, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. Consequently, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2012. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and budget cycles with financial reporting. References in this report to fiscal 2012, 2011 and 2010 indicate the twelve month periods ended June 30, 2012, 2011 and 2010, respectively. Financial information in these notes with respect to the six months ended December 31, 2011 is unaudited.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Cash and cash equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2012 and at June 30, 2012 and 2011, cash and cash equivalents consisted of $24,985, $37,030 and $72,312, respectively, of funds held in bank accounts with financial institutions in both Canada and the U.S.

Short-term investments

Short-term investments generally represent investments in guaranteed interest contracts and time deposits which have original maturities in excess of three months but less than twelve months. These investments are accounted for at amortized cost.

Marketable Securities

Marketable securities include our investments in shares of publicly traded companies. These investments have been categorized as available-for-sale financial instruments and are carried at fair value. Adjustments to fair value are recorded in other comprehensive income/(loss) unless there is a sustained loss in value that is deemed to be other- than-temporary, in which case the adjustment to fair value is included in income and not reversed on future fair value changes.

Mineral properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred.  Acquisition costs include cash consideration and the fair-market value of common shares issued as consideration.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of definitive feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.  Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

Restricted cash

The Company maintains cash deposits and/or surety bonds, as required by regulatory bodies as assurance for the funding of future reclamation costs associated with the Company’s asset retirement obligation.  These funds held in cash deposits and/or used as collateral for surety bonds are restricted to that purpose and are not available for the Company’s use until the reclamation obligations have been fulfilled.  Restricted cash is classified as a non-current asset.

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis and therefore the portion of our asset retirement obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability, however, because we have not declared proven and probable reserves the timing of these reclamation activities is uncertain.   The fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation in regards to the Bear Lodge Property.

Asset retirement obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies.

Changes in our current and non-current asset retirement obligations are summarized in the following table:

	Period ended December 31,	Periods ended June 30,
	2012	2012	2011	2010

Balance, beginning of period	$ 435	$ 101	$ -	$ -

Additions	116
Releases	(178)
Revisions to cost estimates	16	334	101	-
Balance, end of period	$ 389	$ 435	$ 101	$ -

Derivative instruments

The Company uses derivative financial instruments to manage its foreign currency risks. All derivative financial instruments are classified as current liabilities and are accounted for at trade date. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related. The Company re-measures all derivative financial instruments as of the date of the balance sheet based on fair values derived from option pricing models. Gains or losses arising from changes in fair value of derivatives are recognized in the Consolidated Statements of Loss, except for derivatives that are highly effective and qualify for cash flow or net investment hedge accounting.  Currently the Company does not have any derivatives that are highly effective and qualify for cash flow or net investment hedging.

Common shares

Common shares issued for non-monetary consideration are recorded at the fair market value based upon the trading price of our shares on the TSX or the NYSE MKT on the share issuance date.  Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

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

Depreciation

Prior to June 30, 2011, we provided for depreciation on our computer equipment at 55%, furniture at 20% and geological equipment at 30% declining balance (one-half of the rate is taken in the year of acquisition and disposition).  Beginning with the fiscal year ended June 30, 2012, we began accounting for depreciation based on the

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

straight-line method.  We depreciate computer equipment, furniture and fixtures and geological equipment over a period of 3 years.  We depreciate vehicles over a period of 5 years.  We evaluated the impact of changing from a declining balance method to a straight-line method and concluded that there was no material impact to the financial statements.

Stock-based compensation

The fair value of share-based compensation awards issued to employees and directors of the Company is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

The fair value of share-based compensation awards issued to non-employees is determined on the measurement date of such awards.  The measurement date is typically the vesting date.   Upon vesting, the fair value of share-based compensation awards issued to non-employees is calculated using the Black-Scholes option valuation model and the amount is recorded as an expense with a corresponding increase in additional paid-in-capital.

When a share-based compensation award is exercised and the resulting common shares are issued, the fair value of such award as determined on the date of grant or date of vesting (in the case of a non-employee exercise) is transferred to common stock.  In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2012 and at June 30, 2012, 2011 and 2010, we had 4,331,000, 4,542,002, 3,347,502 and 3,387,890 in potentially dilutive securities, respectively.

Fair value of financial instruments

Our financial instruments consist of cash and cash equivalents, short-term investments, marketable securities, accounts receivable, restricted cash, derivative liabilities, accounts payable and accrued liabilities.  U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests.  The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

Included within accounts payable, accrued liabilities and other at December 31, 2012 is an embedded derivative that has been accounted for in accordance with the Company’s accounting policy as described above.  This embedded derivative represents a foreign currency option that the Company sells within an enhanced yield deposit account that has been included in cash and cash equivalents.  The fair value of the derivative liability associated with this embedded derivative instrument is shown separately as a liability in the table below.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2012, and indicates the fair value hierarchy:

	December 31, 2012
	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 24,985	$ -	$ 24,985
Short-term investments	-	15,118	15,118
Marketable securities	32	-	32
Total financial assets	$ 25,017	$ 15,118	$ 40,135

Liabilities
Accounts payable and other accrued liabilities	$ 3,415	$ -	$ 3,415
Asset retirement obligation	-	389	389
Derivative liabilities	-	33	33
Total financial assets and liabilities	$ 28,432	$ 15,540	$ 43,972

The following table presents information about financial instruments recognized at fair value on a recurring basis as of the fiscal years ended June 30, 2012 and 2011, and indicates the fair value hierarchy:

	June 30, 2012			June 30, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 37,030	$ -	$ 37,030	$ 72,312	$ -	$ 72,312
Short-term investments	-	14,633	14,633	-	-	-
Marketable securities	74	-	74	53	-	53
Restricted cash	422	-	422	422	-	422
Total financial assets	$ 37,526	$ 14,633	$ 52,159	$ 72,787	$ -	$ 72,787

Liabilities
Accounts payable and other accrued liabilities	$ 2,055	$ -	$ 2,055	$ 1,019	$ -	$ 1,019
Derivative liabilities	-	-	-	-	196	196
Total financial assets and liabilities	$ 39,581	$ 14,633	$ 54,214	$ 73,807	$ 196	$ 74,003

The derivative liabilities for the fiscal year ended June 30, 2011 were the result of the issuance of common share purchase warrants that were denominated in a currency other than the Company’s functional currency.  The derivative liability represents the fair-value of the common share purchase warrants as of June 30, 2011 as determined by the Black-Scholes option pricing model.  During the fiscal year ended June 30, 2012, the remaining common share purchase warrants were either exercised or expired unexercised.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Subsequent Events

The Company has evaluated events, if any, which occurred subsequent to December 31, 2012 to ensure that such events have been properly reflected in these consolidated financial statements.

4.  MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

Bear Lodge Property, Wyoming, USA

The Company, through our indirectly held wholly-owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in a group of unpatented mineral claims and one leased state section, together which contain:  (1) the Bear Lodge REE Project which contains REE mineralization; and (2) the Sundance Gold Project which contains gold mineralization. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming. These claims were, in part, acquired from Freeport-McMoRan Copper & Gold (“Freeport”) by way of a “Mineral Lease and Option for Deed”.

On June 1, 2006, Rare Element Resources, Inc. and Newmont North America Exploration Limited (“Newmont”), a subsidiary of Newmont Mining Corporation, signed an agreement to establish a gold-exploration venture on our Bear Lodge Property (the “Venture”). Under the agreement, Newmont had the right to earn a 65% participating interest in the Bear Lodge Property, excluding any rights to the REE and uranium, but including rights to gold and other metals, by spending $5,000 on property exploration.

On May 12, 2010, Newmont terminated the option and the Company retained its 100% interest in the mineral claims of the entire property. In addition, 327 contiguous claims wholly-owned by Newmont outside the Venture were transferred to the Company. In consideration for transferring these claims, Newmont was granted a right-of-first-refusal on all claims sold or disposed, excluding those containing REE, and a 0.5% net smelter royalty (“NSR”) royalty, for precious and base metals only, on the claims transferred to the Company by Newmont. This agreement honors an arrangement between Newmont and Bronco Creek Exploration Company a wholly-owned subsidiary of Eurasian Minerals Inc. (“Bronco Creek”) on Newmont’s formerly wholly-owned claims; Bronco Creek will continue to receive minor payments and will retain a 0.05% NSR royalty on these claims.

The Bear Lodge Property comprises 498 unpatented mineral claims located on land administered by the U.S. Forest Service and a 259 hectare Wyoming state lease for a total of approximately 3,900 hectares. There is a sliding scale royalty on certain state lease land due to the State of Wyoming if ore is mined from the state section.

	Bear Lodge Property	Eden Lake Property	Nuiklavik Property	Total

Mineral property costs, June 30, 2009	$ -	$ -	$ -	$ -
Acquisition costs	27	1,007	725	1,759
Cost recovery for property under option	-	(48)	-	(48)
Mineral property costs, June 30, 2010	$ 27	$ 959	$ 725	$ 1,711

Acquisition costs	-	-	2	2
Cost recovery for property under option		(44)
Mineral property costs, June 30, 2011	$ 27	$ 915	$ 727	$ 1,669

Write-down of mineral properties	-	(915)	(727)	(1,642)
Mineral property costs, as at June 30, 2012 and December 31, 2012	$ 27	$ -	$ -	$ 27

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

During the fiscal year ended June 30, 2012, the Company made the decision to let the Nuiklavik and Eden Lake properties claims lapse.  As a result, capitalized acquisition costs associated with these properties were written down and included as a loss on the write-down of mineral properties in our Consolidated Statements of Operations and Comprehensive Loss.   Also, in conjunction with the write-down of the Nuiklavik property, a deposit with the province of Newfoundland in the amount of $232 was written off for a total loss on the write-down of $1,874.

5.  EQUIPMENT

At December 31, 2012 equipment consisted of the following:

	For the six-month period ended December 31,
	2012
	Cost	Accumulated Depreciation	Net book value
Computer equipment	$ 167	$ 77	$ 90
Furniture	111	27	84
Geological equipment	357	125	232
Vehicles	144	33	111
	$ 779	$ 262	$ 517

At June 30, 2012 and 2011 equipment consisted of the following:

	For the fiscal years ended June 30,
	2012			2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 160	$ 46	$ 114	$ 46	$ 13	$ 33
Furniture	98	19	79	45	4	41
Geological equipment	359	70	289	97	26	71
Vehicles	144	18	126	-	-	-
	$ 761	$ 153	$ 608	$ 188	$ 43	$ 145

Depreciation expense for the six-month period ended December 31, 2012 was $90.  Depreciation expense for the fiscal years ended June 30, 2012 and 2011 was $123 and $38, respectively. We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

6.  ADDITIONAL PAID IN CAPITAL

Stock-based compensation

As of December 31, 2012, we had two Stock Option Plans under which we had outstanding options, the Fixed Stock Option Plan and the 10% Rolling Stock Option Plan.

The Fixed Stock Option Plan was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan. The Fixed Stock Option Plan expired upon the adoption of the 10% Rolling Stock Option Plan (as described below) and, as a result, we may no longer grant options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all prior awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.  Under the Fixed Stock Option Plan, we could grant stock options up to 5,779,347 common shares to eligible directors, officers, employees or consultants.  The maximum term of an option was five years.  The exercise price of an option was not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the TSX and the NYSE MKT.  All options granted under the Fixed Stock Option Plan vested as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2012, there were 2,565,000 stock options outstanding under the Fixed Stock Option Plan with a weighted-average exercise price of $7.54.  As of December 31, 2012, there were 2,463,000 stock options that were exercisable under the Fixed Stock Option Plan with a weighted-average exercise price of $7.54.

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution the terms of a new 10% Rolling Stock Option Plan, which established the maximum number of common shares which may be issued under the 10% Rolling Stock Option Plan as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the 10% Rolling Stock Option Plan, our Board of Directors may from time to time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is ten years. The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the TSX and the NYSE MKT. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2012, there were 1,766,000 stock options outstanding under the 10% Rolling Stock Option Plan with a weighted-average exercise price of $4.74.  Also as of December 31, 2012, there were 683,200 stock options that were exercisable under the 10% Rolling Stock Option Plan with a weighted-average exercise price of $5.09.

The fair value of stock option awards granted to directors, officers or employees of the Company are estimated on the grant date using the Black-Scholes option pricing model and the closing price of our common shares as quoted on either the TSX or NYSE MKT on the grant date. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes model are as follows:

	For the six-month period ended December 31,	For the fiscal years ended June 30,
	2012	2012	2011
Risk-free interest rate	0.35% - 0.39%	0.12% - 0.36%	2.10 - 2.36%
Expected volatility	80%	80%	109 - 112%
Expected dividend yield	Nil	Nil	Nil
Expected term in years	3	3 - 5	5

The fair value of stock option awards granted to consultants of the Company is estimated on the vesting date using the Black-Scholes option pricing model and the closing price of our common shares as quoted on either the TSX or NYSE MKT on the vesting date.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes models are as follows:

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

	For the six-month period ended December 31,	For the fiscal years ended June 30,
	2012	2012	2011
Risk-free interest rate	0.35 - 0.39	0.19 - 0.71%	0.67 - 1.28%
Expected volatility	80 - 109%	80 - 113%	109 - 113%
Expected dividend yield	Nil	Nil	Nil
Expected term in years	3 - 5	3 - 5	5

The following table summarizes stock option activity for the six-month period ended December 31, 2012 and for each of the fiscal years ended June 30, 2012 and 2011:

	For the six-month period ended December 31,		For the fiscal years ended June 30,
	2012		2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Outstanding, beginning of period	4,331,000	$ 5.84	3,136,500	$ 6.16	3,236,000	$ 1.27

Granted	610,000	3.97	1,616,000	6.05	1,438,000	11.48
Exercised	(610,000)	0.77	(179,000)	1.47	(1,537,500)	0.85
Cancelled/Forfeited	-	-	(242,500)	14.57	-	-

Outstanding, end of period	4,331,000	$ 6.42	4,331,000	$ 5.84	3,136,500	$ 6.16

Exercisable, end of period	3,146,200	$ 7.01	3,101,000	$ 5.51	1,503,100	2.14

Weighted-average fair value per share of options granted during period	$ 2.04		$ 3.83		$ 8.91

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price

$0.50 - $3.00	725,000	1.89	$ 2.11	725,000	1.89	$ 2.11
$3.00 - $6.00	1,850,000	4.08	4.47	827,200	5.47	4.60
$6.00 - $9.00	460,000	3.77	7.99	318,000	4.53	8.14
$9.00 - $12.00	1,125,000	3.25	10.47	1,105,000	3.24	10.48
$12.00 +	171,000	3.53	14.79	171,000	3.03	15.26

	4,331,000	3.42	$ 6.43	3,146,200	3.64	$ 7.03

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

The stock-based compensation cost recognized in our consolidated statements of loss and comprehensive loss for the six month periods ended December 31, 2012 and 2011 was $1,637 and $6,041, respectively.  The stock-based compensation cost recognized in our consolidated statements of loss and comprehensive loss for the fiscal years ended June 30, 2012, 2011 and 2010 was $10,757, $7,414 and $525, respectively.  As at December 31, 2012, there was $1,354 of unrecognized compensation cost related to 1,184,800 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.41 years. The total intrinsic value of options exercised in for each of the periods ended December 31, 2012 and June 30, 2012 and 2011 was $1,938, $679 and $1,528, respectively. At December 31, 2012, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $959.

Agents’ Options and Warrants

The following table summarizes activity for agents’ options and warrants for the six-month period ended December 31, 2012 and for each of the fiscal years ended June 30, 2012 and 2011:

	For the six-month period ended December 31,		For the fiscal years ended June 30,
	2012		2012		2011
	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)

Outstanding, beginning of period	211,002	$ 9.00	211,002	$ 9.00	151,890	$ 3.50

Granted	-	-	-	-	383,640	9.00
Exercised	-	-	-	-	(324,528)	6.43
Expired	(211,002)	9.00	-	-	-	-

Outstanding, end of period	-	$ -	211,002	$ 9.00	211,002	$ 9.00

On December 22, 2012, the remaining outstanding agents’ options and warrants expired unexercised.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

7.  RELATED PARTY TRANSACTIONS

During the six-month periods ended December 31, 2012 and 2011:

•

$30 and $46, respectively, was paid to Donald E. Ranta for providing consulting services to the Company.  Mr. Ranta serves as our Chairman of the Board of Directors.  As at December 31, 2012, there were no outstanding amounts owed to Mr. Ranta.

•

Mark Brown was re-elected as a director of the Company at the Company’s Annual General Meeting held on December 11, 2012.  Upon Mr. Brown’s re-election his privately-held company, Pacific Opportunity Capital, became a related party of the Company.  There were no expenses associated with Pacific Opportunity Capital between December 11, 2012 and December 31, 2012.  For the six-month period ended December 31, 2011, the Company paid $58 to Pacific Opportunity Capital for providing CFO services, accounting and financing services, management services and rent.

During the periods ended June 30, 2012 and June 30, 2011:

•

$83 and $230, respectively, was paid to Donald E. Ranta for providing consulting services to the Company.  Mr. Ranta serves as our Chairman of the Board of Directors.

•

$21 and nil, respectively, was paid to Paul Schlauch for providing legal services to the Company.  Mr. Schlauch serves as a director of Rare Element.

•

During the period ended June 30, 2012, Mark Brown resigned from the Board of Directors.  At that time, he ceased to be a related party, and the company he controlled also ceased to be a related party.  As such, there were no related party charges associated with Mark Brown or his company during the period ended June 30, 2012.  During the period ended June 30, 2011, $282 was charged by Mark Brown’s private company for providing CFO services, accounting and financing services, management services and rent.

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Our future tax assets and liabilities at June 30, 2012 and 2011 include the following components:

	As of December 31,	As of June 30,
	2012	2012	2011
Deferred tax assets:
Current:
Accrued vacation	$ 30	$ 27	$ -
Reclamation provision	51	-	-
Derivative transactions	11	-	-
	92	27	-
Non-Current:
Noncapital loss carryforwards, Canada	2,701	2,623	1,469
Net operating loss carryforwards, US	4,929	3,068	125
Mineral properties	10,990	7,742	(123)
Share issue costs	-	-	910
Reclamation provision	81	148	-
Equipment	40	19	10
Share based compensation	4,095	-	-
Other	-	-	1
	22,836	13,600	2,392
Deferred tax assets	22,928	13,627	2,392
Valuation allowance	(22,928)	(13,627)	(2,392)
Net	$ -	$ -	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,	As of June 30,
	2012	2012	2011

Canada	$ 2,710	$ 2,632	$ 13
United States	20,218	10,995	2,379
Total valuation allowance	$ 22,928	$ 13,627	$ 2,392

The valuation allowance increased $9,301 from the fiscal year ended June 30, 2012 to the period ended December 31, 2012 and $11,235 from the fiscal years ended June 30, 2011 to 2012.  This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards (“NOLs”), equity compensation for U.S. residents, exploration spending on mineral properties and change in tax rates.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2012, we had U.S. net operating loss carryforwards of approximately $15,034, which expire from 2018 to 2032.  In addition, we had Canadian non-capital loss carryforwards of approximately CDN$11,222, which expire from 2014 to 2032.  As of December 31, 2012, there were no capital loss carryforwards for Canada.  A full valuation allowance has been recorded against the tax-effected U.S. and Canadian loss carryforwards as we do not consider realization of such assets to meet the required ‘more likely than not’ standard.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Deferred tax assets relating to equity compensation have been reduced to reflect the tax deductions in excess of previously recorded tax benefits through the year ended December 31, 2012.  Our NOL carryforwards referenced above at December 31, 2012 include $538 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in the NOL carryforwards referenced above, the related tax benefit of $183 will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce our current taxes payable for the period ended December 31, 2012, these tax benefits are not reflected in the deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the six-month period ended	For the fiscal years ended
	December 31,	June 30,
	2012	2012	2011

Canada	$ 457	$ (15,572)	$ (8,057)
United States	(15,887)	(19,422)	(8,600)
	$ (15,430)	$ (34,994)	$ (16,657)

The provision for income taxes includes the following components:

	As of December 31,	As of June 30,
	2012	2012	2011

Current
Canada	$ -	$ -	$ -
United States	-	-	-
	-	-	-

Deferred
Canada	$ -	$ -	$ -
United States	-	-	-

Income tax expense (recovery)	$ -	$ -	$ -

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of June 30,
	2012	2012	2011

Net income (loss)	$ (15,430)	$ (34,994)	$ (16,658)
Statutory tax rate	25.00%	25.00%	12.82%
Tax expense (recovery) at statutory rate	(3,857)	(8,749)	(2,136)

Foreign tax rates	(1,695)	(2,911)	(1,290)
Change in tax rates	(1,067)	(9)	-
Share issuance costs amortization	(91)	300	-
Stock based compensation	(2,617)	2,689	-
Nondeductible expenses	10	669	2,780
Prior year true-up for loss carryovers	(231)	(353)	-
Property basis adjustments	246	(2,876)	-
Unrecognized benefit of non-capital losses	-	-	645
Other	1	4	1
Change in valuation allowance	9,301	11,236	-
Income tax expense (recovery)	$ -	$ -	$ -

We do not have any unrecognized income tax benefits.  Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

U.S. federal tax returns have been filed on a fiscal year basis for the years June 30, 2003 through June 30, 2008 rather than on the required calendar year basis.  Although the amount of operating loss on a calendar year basis may vary from the operating loss on a fiscal year basis, we believe the cumulative historical losses to be materially correct.

Rare Element and its wholly-owned subsidiary Rare Element Holdings Ltd. files income tax returns in the Canadian federal jurisdiction and provincial jurisdictions, and its wholly-owned subsidiary Rare Element Resources Inc. files in U.S. federal jurisdiction and various state jurisdictions.  The years still open for audit are generally the current year plus the previous three.  However, because we have NOLs carried forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9.  COMMITMENTS AND CONTINGENCIES

Restricted cash

On August 28, 2012, the Company received notification from the Wyoming Department of Environmental Quality (“WDEQ”) that the WDEQ had accepted a surety bond in the amount of $430 for our required reclamation program for land disturbances that occur during our exploration programs at the Bear Lodge REE Project.  Upon acceptance, the WDEQ released the previously restricted funds back to the Company.  The surety bond does not require the Company to restrict any cash as collateral.  As such, the $422 discussed below and previously recorded as restricted cash has been reclassified to cash and cash equivalents during the six-month period ended December 31, 2012.

During each of August 2010, August 2009 and July 2004, the Company made deposits totaling $420 with the WDEQ in the name of the Company’s indirectly held wholly-owned subsidiary, Rare Element Resources Inc.  These deposits were required by the WDEQ to reclaim the ground disturbed during our exploration programs at the Bear Lodge Property.

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

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Supplemental cash flow information for the six-month periods ended December 31, 2012 and 2011 is as follows:

	For the six-month periods ended December 31,
	2012	2011
Other information
Interest received	$ 178	$ 242

Supplemental cash flow information for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows:

	For the fiscal years ended June 30,
	2012	2011	2010
Non-cash information
Shares issued for acquisition of mineral property	$ -	$ -	$ (1,732)
Shares received as consideration for mineral property option	-	44	-
Net non-cash items (used in)/provided by investing activities	$ -	$ 44	$ (1,732)

Fair value of warrants issued as payment for agents' fees	-	(2,360)	(311)
Net non-cash items used in financing activities	$ -	$ (2,360)	$ (311)

Total non-cash consideration (used)/provided	$ -	$ (2,316)	$ (2,043)
Other information
Interest received	$ 494	$ 350	$ 39

11.  RETIREMENT PLAN

Beginning on January 1, 2012, the Company began sponsoring a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent full-time U.S. employees after the first day of the month following their hire date. Employees can contribute up to 100% of their compensation, but not to exceed the maximum allowable contribution amount under IRS rules.  We match 100% of an employee’s contributions up to 3% and 50% of an employee’s contribution between 4%-5% for a total contribution of up to 4%.  The Company’s contributions vest immediately.  Our expense to match employee contributions made during the six months ended December 31, 2012 was $45 and our expense to match employee contributions during the fiscal year ended June 30, 2012 was $28.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

12.  SEGMENTED INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the period ended December 31, 2012 and for the fiscal years ended June 30, 2012 and 2011 are as follows (in thousands, except per share amounts):

For the six-month period ended December 31,

2012	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ -	$ -	$ (9,572)	$ (5,858)
Basic and diluted loss per share	$ -	$ -	$ (0.22)	$ (0.13)

For the fiscal years ended June 30,

2012	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (8,616)	$ (5,317)	$ (10,127)	$ (10,934)
Basic and diluted loss per share	$ (0.19)	$ (0.12)	$ (0.23)	$ (0.25)

2011	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (7,148)	$ (1,633)	$ (2,571)	$ (5,305)
Basic and diluted loss per share	$ (0.16)	$ (0.04)	$ (0.07)	$ (0.16)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the supervision and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2012. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2012, our internal controls over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Erhardt Keefe Steiner and Hottman LLLP, the independent registered public accounting firm that audited our Financial Statements included in this Transition Report.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The Company anticipates that its 2013 Annual General Meeting of the Company's shareholders will be held on Tuesday, June 4, 2013.  Because the date of the 2013 Annual General Meeting is more than 30 days prior to the anniversary of the 2012 Annual General Meeting of shareholders, qualified shareholder proposals to be included in the 2013 Proxy Statement for the 2013 Annual General Meeting in accordance with Exchange Act Rule 14a-8, prepared in accordance with applicable U.S. and Canadian laws, shall be considered to be timely if it is delivered to the Company at its principal executive offices not later than the close of business on the 10th day following the day on which this Transition Report is filed, and thus public announcement of the date is first made by the Company. A submission on or before such date will also be deemed reasonable by the Company for purposes of the submission of any shareholder proposal pursuant to Rule 14a-8 promulgated by the SEC.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Transition Report on Form 10-K.

We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.rareelementresources.com and on SEDAR at www.sedar.com.  Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website.

NYSE MKT Corporate Governance

Our common shares are listed on NYSE MKT. Section 110 of the NYSE MKT Company Guide permits NYSE MKT to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE MKT listing criteria, and to grant exemptions from NYSE MKT listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which our governance practices differ from those followed by domestic companies pursuant to NYSE MKT standards is available on our website at www.rareelementresources.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Transition Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Transition Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Transition Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the section entitled “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference to this Transition Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Transition Report on Form 10-K or incorporated by reference:

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	/s/ David P. Suleski
	Randall J. Scott, President, Chief Executive Officer and Director	David P. Suleski, Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: March 18, 2013	Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Per:	/s/ Paul H. Zink
Paul H. Zink, Director
Date: March 18, 2013

Per:	/s/ M. Norman Anderson
M. Norman Anderson, Director
Date: March 18, 2013

Per:	/s/ Norman W. Burmeister
Norman W. Burmeister, Director
Date: March 18, 2013

Per:	/s/ Gregory E. McKelvey
Gregory E. McKelvey, Director
Date: March 18, 2013

Per:	/s/Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 18, 2013

Per:	/s/Donald E. Ranta
Donald E. Ranta, Director and Chairman of the Board of Directors
Date: March 18, 2013

Per:	/s/ Mark T. Brown
Mark T. Brown, Director
Date: March 18, 2013

Per:	/s/Randall J. Scott
Randall J. Scott, President, CEO and Director Principal Executive Officer
Date: March 18, 2013

Per:	/s/David P. Suleski
David P. Suleski, CFO, Principal Accounting and Financial Officer Date: March 18, 2013

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.2	Certificates of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20FR as filed with the SEC on November 17, 2009)
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
10.7

Employment Agreement with David Suleski, Chief Financial Officer, dated October 7, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

10.8	Employment Agreement with Jaye Pickarts, Chief Operating Officer, dated 3/1/2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K as filed with the SEC on October 27, 2010)
10.9

Employment Agreement with Jim Clark, Vice President, Exploration, dated October 1, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

10.10

Employment Agreement with George Byers, Vice President, Government and Community Relations, dated February 11, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

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

10.14	Employment Agreement with Randall J. Scott, dated 12/15/2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 17, 2011)
10.15	Employment Agreement with Kelli C. Kast, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on July 3, 2012)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on October 27, 2010)
23.1	Consent of Ehrhardt Keefe Steiner & Hottman LLLP
23.2	Consent of DeVisser Gray LLP, Chartered Accountants
23.3	Consent of Alan Noble, Ore Reserves Engineering
23.4	Consent of Michael R. Richardson, P.E.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

 *These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.