Form 10-Q
period 2013-03-31
RARE ELEMENT RESOURCES LTD
filed 2013-05-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of May 7, 2013:  44,949,869

TABLE OF CONTENTS

 Page

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

References to “Rare Element,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

Change in Fiscal Year End

On September 7, 2012, the Company's board of directors approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013.  Consequently, we filed a Transition Report on Form 10-K for the six-month transition period ended December 31, 2012.  The intent of the change was to align the reporting of our financial results more closely with our peers.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operation in future periods, planned exploration and evaluation of our properties, timing for completion of a feasibility study for the Bear Lodge Rare Earth Element (“REE”) Project, our future capital needs and our ability to meet these needs, our ability to obtain additional financing and plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Transition Report on Form 10-K for the period ended December 31, 2012, including, without limitation, risks associated with:

•

our history of losses and need for additional financing;

•

our lack of history of producing metals from our mineral properties;

•

numerous uncertainties that could affect the feasibility or profitability of the Bear Lodge REE Project;

•

the exploration, development, permitting and operations of our Bear Lodge REE Project;

•

increased costs affecting our financial condition;

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

•

our securities; and

•

tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Transition Report on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 23,930	$ 24,985
Short-term investments	9,854	15,118
Interest receivable	1	303
Prepaid expenses	179	185
Marketable securities	-	32
Accounts receivable	58	17
Total Current Assets	34,022	40,640

Equipment, net	558	517
Mineral properties	27	27
Total assets	$ 34,607	$ 41,184

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 610	$ 3,448
Asset retirement obligation	177	151
Total Current Liabilities	787	3,599

Asset retirement obligation	250	238
Total liabilities	1,037	3,837

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2013 - 44,949,869, December 31, 2012 - 44,949,869	93,256	93,256
Additional paid in capital	21,904	21,329
Accumulated other comprehensive loss	-	(43)
Accumulated deficit during exploration stage	(81,590)	(77,195)
Total shareholders' equity	33,570	37,347

Total liabilities and shareholders' equity	$ 34,607	$ 41,184

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
(an exploration stage company)
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three month periods ended March 31,		Cumulative during exploration
	2013	2012	stage

Operating income and (expenses):
Exploration and evaluation	$ (1,939)	$ (2,599)	$ (43,018)
Corporate administration	(1,694)	(4,104)	(37,280)
Depreciation	(49)	(22)	(311)
Write-down of mineral property	-	-	(2,924)
Total operating expenses	(3,682)	(6,725)	(83,533)

Non-operating income and (expenses):
Interest income	97	151	2,073
Gain/(loss) on currency translation	(821)	1,452	809
Other income (expense)	-	(32)	20
Loss on sale of marketable securities	(39)	(2)	(57)
Gain/(loss) on derivatives	50	(161)	(902)
Total non-operating income (expense)	(713)	1,408	1,943

Net loss	$ (4,395)	$ (5,317)	$ (81,590)

Other comprehensive loss
Realized loss on available-for-sale securities	$ 39	$ 2	$ 57
Unrealized loss on available-for-sale securities	4	2	(57)

COMPREHENSIVE LOSS	$ (4,352)	$ (5,313)	$ (81,590)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.10)	$ (0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,949,869	44,222,366

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the three month periods ended March 31,		Cumulative during exploration
	2013	2012	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (4,395)	$ (5,317)	$ (81,590)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	49	23	311
Asset retirement obligation	38	-	427
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Unrealized (gain)/loss on derivatives	(50)	161	902
Write-down of mineral property	-	-	1,891
Loss on currency translation	-	(48)	(17)
Loss on disposal of marketable securities	39	2	57
Loss on disposal of equipment	-	-	(3)
Stock-based compensation	575	2,827	22,124
Changes in non-cash working capital
Accounts receivable	(41)	(229)	(199)
Interest receivable	302	397	(9)
Prepaid expenses	6	239	(191)
Accounts payable and accrued liabilities	(2,788)	(1,590)	436
Due to related party	-	(28)	(28)
Net cash and cash equivalents used in operating activities	(6,265)	(3,563)	(55,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	(9,823)	(20,054)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Release of restricted cash	-	-	422
Purchases of equipment	(90)	(82)	(870)
Proceeds from sale of marketable securities	36	40	186
Proceeds from sale of short-term investments	15,087	-	15,087
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	5,210	(20,096)	(10,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	-	160	94,916
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by financing activities	-	160	90,110

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(1,055)	(23,499)	23,930
Cash and cash equivalents - beginning of the period	24,985	59,477	-
Cash and cash equivalents - end of the period	$ 23,930	$ 35,978	$ 23,930

Supplemental disclosure with respect to cash flows - Note 8

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

We are currently in the process of exploring and evaluating the Bear Lodge Rare Earth Element (“REE”) Project in Wyoming.  The Bear Lodge REE Project is located within our Bear Lodge Property which also includes the Sundance Gold Project.  In accordance with U.S. GAAP we are an exploration stage entity.  We have completed a pre-feasibility study on the Bear Lodge REE Project and have begun compiling data for the preparation of a feasibility study. To date, we have no revenue and have an accumulated operating deficit of $81,590 of which $43,018 is attributable to the exploration of our mineral interests.

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

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2012, which were included in our Transition Report on Form 10-K for the period ended December 31, 2012.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2013 and the results of our operations and cash flows for the three months ended March 31, 2013 and 2012 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 23,930	$ -	$ 23,930	$ 24,985	$ -	$ 24,985
Short-term investments	-	9,854	9,854	-	15,118	15,118
Marketable securities	-	-	-	32	-	32
Total financial assets	$ 23,930	$ 9,854	$ 33,784	$ 25,017	$ 15,118	$ 40,135

Liabilities
Accounts payable and other accrued liabilities	$ 610	$ -	$ 610	$ 3,415	$ -	$ 3,415
Asset retirement obligation	-	427	427	-	389	389
Derivative liabilities	-	-	-	-	33	33
Total financial assets and liabilities	$ 24,540	$ 10,281	$ 34,821	$ 28,432	$ 15,540	$ 43,972

4.

EQUIPMENT

	March 31, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 167	$ 89	$ 78	$ 167	$ 77	$ 90
Furniture	111	35	76	111	27	84
Geological equipment	381	143	238	357	125	232
Vehicles	208	42	166	144	33	111
	$ 867	$ 309	$ 558	$ 779	$ 262	$ 517

5.

COMMON SHARES

	Number of shares issued	Common shares ($)

As of December 31, 2012	44,949,869	$ 93,256

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	-	-

Issued during the three months ended March 31, 2013	-	-

As of March 31, 2013	44,949,869	$ 93,256

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have two stock option plans under which options are outstanding and exercisable, namely the Fixed Stock Option Plan and the 10% Rolling Stock Option Plan. The Fixed Stock Option Plan was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan. The Fixed Stock Option Plan expired upon the adoption of the 10% Rolling Stock Option Plan which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of March 31, 2013, we had 2,555,000 options outstanding under our Fixed Stock Option Plan, as amended, and 1,755,000 options outstanding under our 10% Rolling Stock Option Plan.

The fair value of each employee stock option award is estimated at the grant date using the Black-Scholes option pricing model and our common shares price on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the three months ended March 31, 2013 and 2012 using the Black-Scholes model are as follows:

	March 31,
	2013	2012
Risk-free interest rate	0.44%	0.12% - 0.36%
Expected volatility	80%	80%
Expected dividend yield	Nil	Nil
Expected term in years	3	3

The compensation expense recognized in our consolidated financial statements for the three months ended March 31, 2013 and 2012 for stock option awards was $575 and $2,827, respectively.  As of March 31, 2013, there was $724 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average remaining vesting period of 0.4 years.

The following table summarizes our stock option activity for the three-month period ended March 31, 2013:

	For the three-month periods ended March 31,
	2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,331,000	$ 6.42	4,605,500	$ 6.29

Granted	10,000	2.96	127,000	6.72
Cancelled	(31,000)	4.72	(230,000)	15.20
Exercised	-	-	(139,000)	1.16

Outstanding, end of period	4,310,000	$ 6.32	4,363,500	$ 5.96

Exercisable, end of period	3,507,800	$ 6.78	2,606,700	$ 5.06

Weighted-average fair value per share of options granted during period	$ 2.96		$ 3.65

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

7.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

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

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the three-month period ended March 31, 2013 supplemental cash flow items consisted of interest received of $399.  For the three-month period ended March 31, 2012 the only supplemental cash flow item was interest received of $252.

9. SUBSEQUENT EVENTS

On April 29, 2013, we completed a land acquisition from the State of Wyoming in conjunction with a third party land exchange resulting in an additional 640 acres owned in patent by the Company subject to a royalty retained by the State of Wyoming. The property is immediately adjacent to our mine site and the cash consideration paid was $980.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month period ended March 31, 2013 has been prepared based on information available to us as of May 7, 2013. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2012 and the related notes thereto filed with our Transition Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts stated herein are in U.S. dollars, unless otherwise noted. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Presently, we are focused on exploring and evaluating the Bear Lodge rare earth element (“REE”) Project located near Sundance, Wyoming. We plan to develop and produce from the Bear Lodge REE Project, subject to obtaining, among other things, a positive feasibility study, the necessary mining permits and the necessary financing to construct the mine.    We also, in the future, may potentially acquire advanced stage REE projects.  As of March 31, 2013, we were considered an exploration stage entity under U.S. GAAP due to the lack of reserves reported under SEC Industry Guide 7.  However, we have updated and reported mineral resources that are National Instrument 43-101 compliant. These resources will be incorporated into our planned feasibility study on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to conduct our exploration and evaluation plans through 2014. Our 2013 plans for Bear Lodge REE Project include the following activities:

•

Initiation of a feasibility study in mid-2013 that is expected to be complete by mid-2014.

•

Build a pilot plant during 2013 to test the updated metallurgical process consisting of hydrochloric acid leaching at moderate temperatures, selective precipitation of REEs with oxalic acid, and calcination of REE oxalates at elevated temperature to produce a high-purity (over 90 percent) mixed REO powder.

•

The 2013 budget includes a multi-million dollar program of focused exploration drilling targeted at the zones of HREE-enrichment to continue to improve knowledge of these growing enriched areas, and to upgrade and expand the Whitetail Ridge resource area.

•

Geological mapping, geochemical sampling and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic REE mineralization.

•

Hold additional discussions with potential customers to further our understanding of the products and forms of those products with the highest demand and value.

•

Conduct engineering trade-off studies to optimize production rates and maximize profitability and efficiencies of the project. One of the models under review is an evaluation of an initial high grade, lower ore production scenario that would transition into full plant capacity.

•

Start of the formal National Environmental Policy Act Environmental Impact Study process during the second quarter of calendar 2013.

•

Start of the formal Land Quality Division of the Wyoming Department of Environmental Quality permitting process in the fourth quarter of 2013.

•

Continue to add key personnel to develop the necessary corporate infrastructure to support the current project evaluation and future planned development and production operations.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended March 31, 2013 was $4,395, or $0.10 per share, compared with our consolidated net loss of $5,317, or $0.12 per share, for the same period in 2012. For the three-month period ended March 31, 2013, the decrease in consolidated net loss of $922 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $660 and a decrease in corporate administration expenses of $2,410, which were partially offset by an increase in currency translation loss of $2,273.

Exploration and evaluation

Exploration costs were $1,939 for the three month period ended March 31, 2013 as compared with $2,599 for the same period in 2012.  The decrease of $660 from the prior period was mostly the result of spending on the pre-feasibility study completed during 2012.  Similar costs were not incurred during the three-month period in 2013.

Corporate administration

Corporate administration costs decreased to $1,694 for the three-month period ended March 31, 2013, as compared with $4,104 for the same period in 2012. The decrease of $2,410 from the prior period was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $2,252 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $97 for the three-month period ended March 31, 2013 as compared with $151 for the same period in 2012.  The decrease in interest income from the prior period is attributable to decreased average cash balances held in interest bearing accounts during the period as compared with the prior year.

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

The loss on currency translation was $821 for the three-month period ended March 31, 2013 as compared with a gain of $1,452 for the same period in 2012.  The Canadian dollar weakened by 2.2% against the U.S. dollar over the three-month period ended March 31, 2013, which resulted in a loss; whereas the Canadian dollar strengthened by 2.5% against the U.S. dollar over the three-month period ended March 31, 2012, which resulted in a gain.

Unrealized gain/(loss) on derivatives

For the three-month period ended March 31, 2013, unrealized gain on derivatives was $50 compared with an unrealized loss of $161 for the same period in 2012.  The change is attributable to differences in market conditions affecting the financial instruments during the respective periods.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $6,265 for the three-month period ended March 31, 2013 as compared with $3,563 for the same period in 2012. The increase of $2,702 in cash used is mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for an increased use of $2,273 and (b) timing in vendor payments affecting accounts payable accounting for $1,198.  The increased uses above were offset by decreased spending within exploration and corporate administration of $158.

Investing Activities

Net cash from investing activities was $5,210 for the three-month period ended March 31, 2013 as compared with net cash used of $20,096 for the same period in 2012. The decrease in cash used in investing activities of $25,306 is primarily due to the net increase in cash from the sale of short-term investments of $5,264 during the three-month period ended March 31, 2013 compared with the purchase of short-term investments amounting to $20,054 for the same period in 2012.

Financing Activities

Net cash provided by financing activities was $nil and $160 for the three-month periods ended March 31, 2013 and 2012, respectively.  The cash received in the 2012 period was the result of employee stock option exercises.

Liquidity and Capital Resources

At March 31 2013, our total current assets were $34,022 compared with $40,640 as of December 31, 2012, which is a decrease of $6,618. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents and short-term investments of $6,319.

Our working capital as at March 31, 2013 was $33,235 as compared with $37,041 at December 31, 2012.  Management estimates that the current cash position and future cash flows from the potential exercise of options and other potential equity financings that we may pursue from time to time will be sufficient for us to carry out our anticipated exploration and evaluation plans through 2014.

Our plan for the remainder of 2013 is to continue those programs necessary to advance the Bear Lodge REE Project feasibility study, to continue exploration drilling programs, to identify and establish a HREE mineral resource estimate, to increase our mineral reserves at the Bull Hill mine deposit and to continue moving forward with the Environmental Impact Statement and permitting process, while minimizing expenditures in other areas. The budget contemplates that additional financing would be required by the end of 2014 to have sufficient working capital to fund the further evaluation, development and construction of the Bear Lodge REE Project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the period ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Our market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of March 31, 2013. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as monetary financial instruments are primarily denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At March 31, 2013, a 1% fluctuation in the Canadian dollar to U.S. dollar exchange rate would have impacted our consolidated net loss by $325.

Other price risk. Other price risk is the risk that the fair or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) under the Exchange Act, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Transition Report on Form 10-K for the period ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended March 31, 2013, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by the MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	May 7, 2013

RARE ELEMENT RESOURCES LTD.

By:	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	May 7, 2013

17