Form 10-Q
period 2013-06-30
RARE ELEMENT RESOURCES LTD
filed 2013-08-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of August 9, 2013:  44,949,869

TABLE OF CONTENTS

 Page

TABLE OF CONTENTS

2

PART I – FINANCIAL INFORMATION

5

ITEM 1.     FINANCIAL STATEMENTS

5

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

15

ITEM 4.    CONTROLS AND PROCEDURES

16

PART II – OTHER INFORMATION

16

ITEM 1.     LEGAL PROCEEDINGS

16

ITEM 1A.  RISK FACTORS

16

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.     MINE SAFETY DISCLOSURES

16

ITEM 5.     OTHER INFORMATION

17

ITEM 6.     EXHIBITS

17

SIGNATURES

18

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “Rare Element,” the “Company,” “we,” “our” and “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

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

•

a shortage of equipment and supplies;

•

mining and resource exploration being an inherently dangerous physical activity;

•

operating in the resource industry, which is highly speculative;

•

resource estimates;

•

potentially inadequate insurance for our operations;

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

•

our executive officers and directors may be engaged in other businesses;

•

title in our properties;

•

enforcement of civil liabilities in the United States;

•

our securities; and

•

tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Transition Report on Form 10-K for the period ended December 31, 2012. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 29,054	$ 24,985
Short-term investments	-	15,118
Interest receivable	-	303
Prepaid expenses	220	185
Marketable securities	-	32
Accounts receivable	43	17
Total Current Assets	29,317	40,640

Equipment, net	511	517
Land	980	-
Mineral properties	27	27
Total assets	$ 30,835	$ 41,184

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,716	$ 3,448
Asset retirement obligation	177	151
Total Current Liabilities	1,893	3,599

Asset retirement obligation	250	238
Total liabilities	2,143	3,837

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2013 and December 31, 2012 - 44,949,869	93,256	93,256
Additional paid in capital	22,283	21,329
Accumulated other comprehensive loss	-	(43)
Accumulated deficit during exploration stage	(86,847)	(77,195)
Total shareholders' equity	28,692	37,347

Total liabilities and shareholders' equity	$ 30,835	$ 41,184

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three-months Ended June 30,		Six-months Ended June 30,		Cumulative during exploration
	2013	2012	2013	2012	stage

Operating income and (expenses):
Exploration and evaluation	$ (2,917)	$ (2,776)	$ (4,856)	$ (5,375)	$ (45,935)
Corporate administration	(1,721)	(3,652)	(3,415)	(7,756)	(39,001)
Depreciation	(48)	(58)	(97)	(80)	(359)
Write-down of mineral property	-	(943)	-	(943)	(2,924)
Total operating expenses	(4,686)	(7,429)	(8,368)	(14,154)	(88,219)

Non-operating income and (expenses):
Interest income	78	175	175	326	2,151
Gain/(loss) on currency translation	(684)	(1,384)	(1,505)	68	125
Loss on sale of marketable securities	-	-	(39)	(2)	(57)
Unrealized gain/(loss) on derivatives	85	23	135	(138)	(817)
Other income/(expense)	(50)	-	(50)	(32)	(30)
Total non-operating income/(expenses)	(571)	(1,186)	(1,284)	222	1,372

Net loss	$ (5,257)	$ (8,615)	$ (9,652)	$ (13,932)	$ (86,847)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ -	$ -	$ 39	$ 2	$ 57
Unrealized gain/(loss) on available-for-sale securities	-	(21)	4	(19)	(57)
Total other comprehensive income/(loss)	-	(21)	43	(17)	-

COMPREHENSIVE LOSS	$ (5,257)	$ (8,636)	$ (9,609)	$ (13,949)	$ (86,847)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.12)	$ (0.19)	$ (0.21)	$ (0.31)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,949,869	44,344,951	44,949,869	44,283,659

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the Six-month Period ended June 30,		Cumulative during exploration
	2013	2012	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (9,652)	$ (13,932)	$ (86,847)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	97	80	359
Asset retirement obligation	38	334	427
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Unrealized (gain)/loss on derivatives	(135)	138	817
Write-down of mineral property	-	943	1,891
Loss on currency translation	-	(45)	(17)
Loss on disposal of marketable securities	39	3	57
Loss on disposal of equipment	-	-	(3)
Stock-based compensation	954	4,716	22,502
Changes in working capital		-
Accounts receivable	(26)	(161)	(184)
Interest receivable	303	309	(8)
Prepaid expenses	(35)	114	(232)
Accounts payable and accrued liabilities	(1,597)	(741)	1,628
Due to related party	-	(29)	(28)
Net cash and cash equivalents used in operating activities	(10,014)	(8,271)	(59,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	(9,823)	(14,633)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Releases of restricted cash	-	-	422
Purchases of equipment	(91)	(305)	(871)
Purchases of Land	(980)	-	(980)
Proceeds from sale of marketable securities	36	44	186
Proceeds from sale of short-term investments	24,941	-	24,941
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	14,083	(14,894)	(1,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	-	718	94,916
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by financing activities	-	718	90,110

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	4,069	(22,447)	29,054
Cash and cash equivalents - beginning of the period	24,985	59,477	-
Cash and cash equivalents - end of the period	$ 29,054	$ 37,030	$ 29,054
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

We are currently in the process of exploring and evaluating the Bear Lodge Rare Earth Element (“REE”) Project in Wyoming.  The Bear Lodge REE Project is located within our Bear Lodge Property which also includes the Sundance Gold Project, which is currently inactive.  In accordance with U.S. GAAP, we are an exploration stage entity.  We have completed a pre-feasibility study on the Bear Lodge REE Project and are preparing a feasibility study. To date, we have no revenue from operations and have an accumulated operating deficit of $86,847 of which $45,935 is attributable to the exploration of our mineral interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the discovery and development of economic mineral reserves at the Bear Lodge REE Project, our ability to obtain the necessary permits to mine and on future profitable production or proceeds from the disposition of any of our mineral property interests.  Development and/or start-up of the Bear Lodge REE Project is dependent upon our ability to obtain the necessary financing to complete the exploration, development and/or start-up of the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

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

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2012, which were included in our Transition Report on Form 10-K for the period ended December 31, 2012.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2013 and the results of our operations and cash flows for the six-months ended June 30, 2013 and 2012 in conformity with U.S. GAAP.  Interim results of operations for the six-months ended June 30, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013.

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

The Company considers all highly liquid instruments purchased with an original maturity of three-months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  Periodically throughout the year, the Company has maintained balances in various U.S. operating accounts in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 29,054	$ -	$ 29,054	$ 24,985	$ -	$ 24,985
Short-term investments	-	-	-	-	15,118	15,118
Marketable securities	-	-	-	32	-	32
Total financial assets	$ 29,054	$ -	$ 29,054	$ 25,017	$ 15,118	$ 40,135

Liabilities
Accounts payable and other accrued liabilities	$ 1,716	$ -	$ 1,716	$ 3,415	$ -	$ 3,415
Asset retirement obligation	-	427	427	-	389	389
Derivative liabilities	-	-	-	-	33	33
Total financial assets and liabilities	$ 30,770	$ 427	$ 31,197	$ 28,432	$ 15,540	$ 43,972

4.

EQUIPMENT AND LAND

	June 30, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 167	$ 98	$ 69	$ 167	$ 77	$ 90
Furniture	111	40	71	111	27	84
Geological equipment	381	165	216	357	125	232
Vehicles	208	53	155	144	33	111
	$ 867	$ 356	$ 511	$ 779	$ 262	$ 517

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

5.

COMMON SHARES

	Number of shares issued	Common shares ($)

As of December 31, 2012	44,949,869	$ 93,256

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	-	-

Issued during the six-months ended June 30, 2013	-	-

As of June 30, 2013	44,949,869	$ 93,256

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have two stock option plans under which options are outstanding and exercisable, namely the Fixed Stock Option Plan and the 10% Rolling Stock Option Plan. The Fixed Stock Option Plan was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the Fixed Stock Option Plan. The Fixed Stock Option Plan expired upon the adoption of the 10% Rolling Stock Option Plan, which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of June 30, 2013, we had 2,465,000 options outstanding under our Fixed Stock Option Plan, as amended, and 1,850,400 options outstanding under our 10% Rolling Stock Option Plan.

The fair value of each employee stock option award is estimated at the grant date using the Black-Scholes option pricing model and our common shares price on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the six-months ended June 30, 2013 and 2012 using the Black-Scholes model are as follows:

	June 30,
	2013	2012
Risk-free interest rate	0.35% - 0.44%	0.12% - 0.36%
Expected volatility	80%	80%
Expected dividend yield	Nil	Nil
Expected term in years	3	3

The compensation expense recognized in our consolidated financial statements for the three and six-months ended June 30, 2013 for stock option awards was $379 and $954, respectively, and $1,889 and $4,716 for the same periods in 2012.  As of June 30, 2013, there was $447 of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average remaining vesting period of 0.4 years.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. dollars, except share and per share amounts, unless otherwise noted)

The following table summarizes our stock option activity for the six-month period ended June 30, 2013:

	For the Six-month Period ended June 30,
	2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,331,000	$ 6.42	4,605,500	$ 6.29

Granted	120,000	1.91	127,000	6.72
Cancelled	(135,600)	6.57	(242,500)	14.94
Exercised	-	-	(159,000)	1.35

Outstanding, end of period	4,315,400	$ 6.05	4,331,000	$ 5.84

Exercisable, end of period	3,769,000	$ 6.42	3,101,000	$ 5.51

Weighted-average fair value per share of options granted during period	$ 0.98		$ 3.65

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

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the six-month period ended June 30, 2013, supplemental cash flow items consisted of interest received of $478.  For the six-month period ended June 30, 2012, the only supplemental cash flow item was interest received of $252.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the six-month period ended June 30, 2013 has been prepared based on information available to us as of August 9, 2013. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2012 and the related notes thereto filed with our Transition Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All amounts stated herein are in U.S. dollars, unless otherwise noted. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Presently, we are focused on exploring and evaluating the Bear Lodge Rare Earth Element (“REE”) Project located near Sundance, Wyoming. We plan to develop and produce rare earth elements from the Bear Lodge REE Project, subject to obtaining, among other things, a positive feasibility study, the necessary mining permits and the necessary financing to construct the mine and processing facilities.  We also, in the future, may potentially acquire advanced stage REE projects.  As of June 30, 2013, we were considered an exploration stage entity under U.S. GAAP due to the lack of reserves reported under SEC Industry Guide 7.  However, we have updated and reported mineral resources that are National Instrument 43-101 compliant. These resources will be incorporated into our planned feasibility study on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to conduct our exploration and evaluation plans through 2014. Our plans for Bear Lodge REE Project over the next twelve months include the following activities:

•

Begin a feasibility study in 2013 that is expected to be complete during 2014.

•

Build and run a pilot plant during the second half of 2013 to test the updated metallurgical process consisting of hydrochloric acid leaching at moderate temperatures, selective precipitation of REEs with oxalic acid, and calcination of REE oxalates at elevated temperature to produce a high-purity (over 90 percent) mixed rare earth oxide (“REO”) powder.

•

Drill targeted at the zones of heavy rare earth element (“HREE”) enrichment to upgrade and expand the Whitetail Ridge resource area. Additional infill drilling to expand the high-grade core of the Bull Hill deposit in support of the feasibility study is currently being evaluated.

•

Continue geological mapping, geochemical sampling and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic HREE-enriched mineralization.

•

Continue to advance discussions with potential customers and technology partners to further our understanding of the forms of rare earth products with the highest demand and value.

•

Conduct engineering trade-off studies to optimize production rates and maximize profitability and efficiencies of the project. One of the models under review is an evaluation of an initial high-grade, lower ore production scenario that would expand plant capacity after several years when demand is projected to be sufficient to support the additional supply.  This would reduce upfront capital costs and boost early economic returns on the project.

•

Advance permitting by entering into the formal National Environmental Policy Act Environmental Impact Study process as soon as possible within the framework processes of the U.S. Forest Service.

•

Start the formal permitting process with both the Land Quality Division and the Industrial Siting Division of the Wyoming Department of Environmental Quality as soon as possible within the framework of the process.

•

Extend the option on the purchase of up to 840 acres of private land in Upton, Wyoming, where we intend to build the hydromet facilities.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended June 30, 2013 was $5,257 or $0.12 per share compared with our consolidated net loss of $8,615 or $0.19 per share for the same period in 2012, which is a decrease of $3,358. Our consolidated net loss for the six-month period ended June 30, 2013 was $9,652 or $0.21 per share compared with our consolidated net loss of $13,932 or $0.31 per share for the same period in 2012, which is a decrease of $4,280.

For the three-month period ended June 30, 2013 as compared with the same period in 2012, the decrease in consolidated net loss was primarily the result of a decrease in stock based compensation of $1,510, a decrease in the write-down of mineral properties of $943 and a decrease in the loss on currency translation of $700.

For the six-month period ended June 30, 2013 as compared to the same period in 2012, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration costs of $4,341 (of which $3,762 related to stock based compensation), a decrease in the write-down of mineral properties of $943 and a decrease in exploration and evaluation expense of $519.  These decreases were partially offset by an increase in the loss on currency translation of $1,573.

Exploration and evaluation

Exploration costs were $2,917 for the three-month period ended June 30, 2013 as compared with $2,776 for the same period in 2012, which is an increase of $141.  The increase was primarily the result of metallurgical costs in 2013 not incurred during 2012 offset by decreased exploration costs within the respective periods.  Metallurgical costs include those costs associated with studying our proprietary oxalate process, ore recoveries, characterization, and separation.

Exploration costs were $4,856 for the six-month period ended June 30, 2013 as compared with $5,375 for the same period in 2012, which is a decrease of $519. The decrease was mostly the result of spending on the pre-feasibility study completed during 2012.  Similar costs were not incurred during the six-month period in 2013.

Corporate administration

Corporate administration costs decreased to $1,721 for the three-month period ended June 30, 2013, as compared with $3,652 for the same period in 2012, a decrease of $1,931. The decrease from the prior period was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $1,510 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Corporate administration costs decreased to $3,415 for the six-month period ended June 30, 2013, as compared with $7,756 for the same period in 2012, a decrease of $4,341. The decrease from the prior period was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $3,762 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $78 for the three-month period ended June 30, 2013 as compared with $175 for the same period in 2012, a decrease of $97. Interest income decreased to $175 for the six-month period ended June 30, 2013 as compared with $326 for the same period in 2012, a decrease of $151. The decreases in interest income from the prior period is attributable to decreased average cash balances held in interest bearing accounts during the periods as compared with the prior year.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned are converted to U.S. dollars at the current exchange rate. We hold a significant amount of Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. We continue to hold Canadian dollars due to higher investment returns and as a hedge against Canadian dollar spending.  As the majority of our expenses are in U.S. dollars, we have converted Canadian dollars to U.S. dollars during the past quarter and will continue to do so as market opportunities present more favorable conversion rates. A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars.

The loss on currency translation was $684 for the three-month period ended June 30, 2013 as compared with a loss of $1,384 for the same period in 2012, a decrease in loss of $700.  The difference is primarily caused by a change in cash balances held in Canadian dollars at the respective period ends.  The translated cash balance at June 30, 2013 was approximately $18,481 CAD as compared with $43,681 CAD as of June 30, 2012. The Canadian dollar weakened by 3.3% against the U.S. dollar over the three-month period ended June 30, 2013 as compared to a 2.5% weakening during the same period in 2012.

The loss on currency translation was $1,505 for the six-month period ended June 30, 2013 as compared with a gain of $68 for the same period in 2012, an increase in loss of $1,573.  The Canadian dollar weakened by 5.5% against the U.S. dollar over the six-month period ended June 30, 2013 as compared with a 0.3% weakening during the same period in 2012.

Unrealized gain/(loss) on derivatives

For the three-month period ended June 30, 2013, unrealized gain on derivatives was $85 compared with an unrealized gain of $23 for the same period in 2012, an increase of $62. For the six-month period ended June 30, 2013, unrealized gain on derivatives was $135 compared with an unrealized loss of $138 for the same period in 2012, an increase of $273. The changes are attributable to differences in market conditions affecting the financial instruments as well as the types of instruments outstanding during the respective periods.  The company’s marketable securities, which were marked-to-market with changes affecting the loss/gain on derivatives, settled during the first quarter of 2013, whereas they were outstanding during the entire six-month period of 2012 accounting for much of the loss during that period.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $10,014 for the six-month period ended June 30, 2013 as compared with $8,271 for the same period in 2012.  The increase of $1,743 in cash used is mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for an increased use of $1,573 and (b) timing in vendor payments affecting accounts payable accounting for $855. The increased uses above were offset by decreased spending within exploration and corporate administration totaling $1,098.

Investing Activities

Net cash from investing activities was $14,083 for the six-month period ended June 30, 2013 as compared with net cash used of $14,894 for the same period in 2012. The decrease in cash used in investing activities of $28,977 is primarily due to the net increase in cash from the sale of short-term investments of $15,118 during the six-month period ended June 30, 2013 compared with the purchase of short-term investments amounting to $14,633 for the same period in 2012. The decrease was partially offset by the purchase of land for $980 during 2013.

Financing Activities

Net cash provided by financing activities was $nil and $718 for the six-month periods ended June 30, 2013 and 2012, respectively.  The cash received in the 2012 period was the result of employee stock option exercises.

Liquidity and Capital Resources

At June 30, 2013, our total current assets were $29,317 compared with $40,640 as of December 31, 2012, which is a decrease of $11,323. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents and short-term investments of $11,049.

Our working capital as at June 30, 2013 was $27,424 as compared with $37,041 at December 31, 2012.  Management estimates that the current cash position and future cash flows from potential equity financings that we may pursue from time to time will be sufficient for us to carry out our anticipated exploration and evaluation plans through late 2014.

Our plan for the remainder of 2013 is to continue those programs necessary to advance the Bear Lodge REE Project feasibility study, to continue exploration drilling programs, to identify and establish a HREE mineral resource estimate, and to continue moving forward with the Environmental Impact Study and permitting processes, while minimizing expenditures in other areas. The budget contemplates that additional financing would be required by late 2014 to have sufficient working capital to fund the further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We intend to exercise the option covering up to 840 acres of private land in Upton, Wyoming in the fourth quarter of 2014.  The purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

We have an effective shelf registration statement for $50 million in the U.S. and Canada as of July 30, 2013. We expect that we will need to obtain between $25 million and $50 million of additional funding during the Environmental Input Study and permitting processes in order to retain a reasonable amount of available cash. The amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures for exploration, infrastructure and long-lead time equipment that is approved by the board of directors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Transition Report on Form 10-K for the period ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices. Our market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates, that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of June 30, 2013. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as monetary financial instruments are primarily denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At June 30, 2013, a 1% fluctuation in the Canadian dollar to U.S. dollar exchange rate would have impacted our consolidated net loss by $176.

Other price risk. Other price risk is the risk that the fair or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and Rule 15(d)-15(e) under the Exchange Act, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2013, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by the MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	August 9, 2013

RARE ELEMENT RESOURCES LTD.

By:	/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	August 9, 2013

18