Form 10-Q
period 2013-09-30
RARE ELEMENT RESOURCES LTD
filed 2013-11-12
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of November 11, 2013:  47,627,245

TABLE OF CONTENTS

 Page

TABLE OF CONTENTS

2

PART I – FINANCIAL INFORMATION

5

ITEM 1.     FINANCIAL STATEMENTS

5

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

16

ITEM 4.    CONTROLS AND PROCEDURES

16

PART II – OTHER INFORMATION

17

ITEM 1.     LEGAL PROCEEDINGS

17

ITEM 1A.  RISK FACTORS

17

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4.     MINE SAFETY DISCLOSURES

17

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

Change in Fiscal Year End

On September 7, 2012, the Company's board of directors approved a change in our fiscal year end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013.  Consequently, we filed a Transition Report on Form 10-K for the six-month transition period ended December 31, 2012.  The intent of the change was to align the reporting of our financial results more closely with that of our peers.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operation in future periods, planned exploration and evaluation of our properties, processing test work and expected results, timing for completion of a feasibility study for the Bear Lodge Rare Earth Element (“REE”) Project, our future capital needs and our ability to meet these needs, our ability to obtain additional financing and plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

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

•

our history of losses as an exploration stage company and need for additional financing;

•

our lack of history of producing metals from our mineral properties;

•

numerous uncertainties that could affect the feasibility or profitability of the Bear Lodge REE Project;

•

the exploration, development, permitting and operations of our Bear Lodge REE Project;

•

processing test work and expected results;

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

•

operating in the resource industry, which can be highly speculative;

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

title to our properties;

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
	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 30,869	$ 24,985
Short-term investments	-	15,118
Interest receivable	4	303
Prepaid expenses	477	185
Marketable securities	-	32
Accounts receivable	51	17
Total Current Assets	31,401	40,640

Equipment, net	563	517
Land	980	-
Mineral properties	27	27
Total Assets	$ 32,971	$ 41,184

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 3,090	$ 3,448
Asset retirement obligation	182	151
Total Current Liabilities	3,272	3,599

Asset retirement obligation	220	238
Total Liabilities	3,492	3,837

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2013 and December 31, 2012 – 47,627,245 and 44,949,869, respectively	100,536	93,256
Additional paid in capital	22,645	21,329
Accumulated other comprehensive loss	-	(43)
Accumulated deficit during exploration stage	(93,702)	(77,195)
Total Shareholders' Equity	29,479	37,347

Total Liabilities and Shareholders' Equity	$ 32,971	$ 41,184

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three-months Ended September 30,		Nine-months Ended September 30,		Cumulative during exploration
	2013	2012	2013	2012	stage

Operating income and (expenses):
Exploration and evaluation	$ (5,565)	$ (5,382)	$ (10,421)	$ (10,757)	$ (51,500)
Corporate administration	(1,501)	(2,393)	(4,916)	(10,149)	(40,502)
Depreciation	(49)	(46)	(146)	(126)	(408)
Write-down of mineral property	-	-	-	(943)	(2,924)
Total operating expenses	(7,115)	(7,821)	(15,483)	(21,975)	(95,334)

Non-operating income and (expenses):
Interest income	32	168	207	494	2,183
Gain/(loss) on currency translation	267	1,802	(1,238)	1,870	392
Loss on sale of marketable securities	-	(7)	(39)	(9)	(57)
Unrealized gain/(loss) on derivatives	(39)	-	96	(138)	(856)
Other expense	-	-	(50)	(32)	(30)
Total non-operating income/(expenses)	260	1,963	(1,024)	2,185	1,632

Net loss	$ (6,855)	$ (5,858)	$ (16,507)	$ (19,790)	$ (93,702)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ -	$ 7	$ 39	$ 9	$ 57
Unrealized gain/(loss) on available-for-sale securities	-	(4)	4	(23)	(57)
Total other comprehensive income/(loss)	-	3	43	(14)	-

COMPREHENSIVE LOSS	$ (6,855)	$ (5,855)	$ (16,464)	$ (19,804)	$ (93,702)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.15)	$ (0.13)	$ (0.36)	$ (0.45)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,037,175	44,391,636	45,852,135	44,457,530

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the Nine-months ended September 30,		Cumulative during exploration
	2013	2012	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (16,507)	$ (19,790)	$ (93,702)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	146	127	408
Asset retirement obligation	13	334	402
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Unrealized (gain)/loss on derivatives	(96)	138	856
Write-down of mineral property	-	943	1,891
Loss on currency translation	-	(38)	(17)
Loss on disposal of marketable securities	39	10	57
Loss on disposal of equipment	-	(3)	(3)
Stock-based compensation	1,173	5,700	22,722
Changes in working capital:
Accounts receivable	(34)	(140)	(192)
Interest receivable	299	254	(12)
Prepaid expenses	(292)	152	(489)
Accounts payable and accrued liabilities	(357)	(830)	2,867
Due to related party	-	(29)	(28)
Net cash and cash equivalents used in operating activities	(15,616)	(13,172)	(65,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	(9,823)	(15,254)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Releases of restricted cash	-	422	422
Purchases of equipment	(192)	(291)	(972)
Purchases of land	(980)	-	(980)
Proceeds from sale of marketable securities	36	80	186
Proceeds from sale of short-term investments	24,941	-	24,941
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	13,982	(15,043)	(1,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	7,518	807	102,434
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by financing activities	7,518	807	97,628

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	5,884	(27,408)	30,869
Cash and cash equivalents - beginning of the period	24,985	59,477	-
Cash and cash equivalents - end of the period	$ 30,869	$ 32,069	$ 30,869
Supplemental disclosure with respect to cash flows - Note 8

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia on June 3, 1999.

We are currently in the process of evaluating and permitting the Bear Lodge Rare Earth Element (“REE”) Project in Wyoming.  The mineral assets of the Bear Lodge REE Project are located within our Bear Lodge Property near Sundance, WY, and includes the Sundance Gold Project, which is currently inactive.  Additionally, the Company has an option on 840 acres near Upton, WY, that is the proposed site for our hydrometallurgical processing plant. In accordance with U.S. GAAP, we are an exploration stage entity.  We have completed a pre-feasibility study on the Bear Lodge REE Project and are in the process of gathering information to support a feasibility study. To date, we have no revenue from operations and have an accumulated operating deficit of $93,702, of which $51,500 is attributable to the exploration of our mineral interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development of economic mineral reserves at the Bear Lodge REE Project, on our ability to obtain the necessary permits to mine and process these mineral reserves and on the future profitable production of these mineral reserves.  Development and/or start-up of the Bear Lodge REE Project is dependent upon our ability to obtain the necessary financing to complete the exploration, development and/or start-up of the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

A write down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of technical evaluation and changes in economic conditions, including the price of rare-earth oxide (“REO”) concentrate and other commodities or raw material prices.  We regularly evaluate the carrying value of our mineral properties to determine if impairment is required in view of such factors.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 that were included in our Transition Report on Form 10-K for the six-month period ended December 31, 2012.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2013 and 2012 and the results of our operations and cash flows for the three-months and nine-months ended September 30, 2013 and 2012 in conformity with U.S. GAAP.  Interim results of operations for the nine-months ended September 30, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 30,869	$ -	$ 30,869	$ 24,985	$ -	$ 24,985
Short-term investments	-	-	-	-	15,118	15,118
Marketable securities	-	-	-	32	-	32
Total financial assets	$ 30,869	$ -	$ 30,869	$ 25,017	$ 15,118	$ 40,135

Liabilities
Accounts payable and other accrued liabilities	$ 3,023	$ -	$ 3,023	$ 3,415	$ -	$ 3,415
Asset retirement obligation	-	402	402	-	389	389
Derivative liabilities	-	67	67	-	33	33
Total financial assets and liabilities	$ 33,892	$ 469	$ 34,361	$ 28,432	$ 15,540	$ 43,972

4.

EQUIPMENT AND LAND

	September 30, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 167	$ 108	$ 59	$ 167	$ 77	$ 90
Furniture	111	44	67	111	27	84
Geological equipment	482	190	292	357	125	232
Vehicles	208	63	145	144	33	111
	$ 968	$ 405	$ 563	$ 779	$ 262	$ 517

On April 29, 2013, we completed a land acquisition from the State of Wyoming in conjunction with a third-party land exchange resulting in an additional 640 acres owned by the Company and subject to a royalty retained by the State of Wyoming. The property is immediately adjacent to our mine site, and the cash consideration paid was $980.

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of shares issued	Common shares ($)

As of December 31, 2012	44,949,869	$ 93,256

Issued during the nine-months ended September 30, 2013	2,677,376	7,280

As of September 30, 2013	47,627,245	$ 100,536

On September 27, 2013, the Company closed its $8,000 offering of common shares and warrants in a registered direct offering in the United States resulting in net proceeds of $7,423, after expenses.  The purchasers in the offering hold oversubscription rights for an additional $4,000 in common shares and warrants for 60 days.

The Company sold an aggregate of 2,677,376 common shares at a price of $2.988 per unit.  The oversubscription rights are exercisable for up to a maximum of 1,606,426 additional common shares, depending on the market price at the time of exercise of the oversubscription rights.

Warrants

The Company issued to investors 1,338,688 warrants, each exercisable for one common share of its common stock, in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant is $4.15 and three years, respectively. The warrants are not exercisable until six months after their issuance date.

The oversubscription rights are exercisable for up to a maximum of 803,213 of additional warrants, depending on the market price at the time of exercise of the oversubscription rights.

In addition, the Company issued to an agent in connection with the September 27, 2013 financing 133,869 warrants, under the same terms as those issued to investors.  The value of these warrants issued to non-employees for services was offset against the proceeds of the financing.  The Company used a Black-Scholes model with inputs including a market price of the Company’s stock of $2.61, an exercise price of $4.15, a three-year term, volatility of 80.9%, a risk-free rate of 0.62% and assumed no dividends. The value of the warrants issued for services was estimated at $143.

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan. The FSOP was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the 10% Rolling Stock Option Plan, which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of September 30, 2013, we had 2,465,000 options outstanding under our FSOP, as amended, and 1,803,000 options outstanding under our 10% Rolling Stock Option Plan.

The fair value of each employee stock option award is estimated at the grant date using the Black-Scholes option pricing model and our common shares price on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the nine-months ended September 30, 2013 and 2012 using the Black-Scholes model are as follows:

	September 30,
	2013	2012
Risk-free interest rate	0.35% - 0.59%	0.12% - 0.39%
Expected volatility	80 – 84%	80%
Expected dividend yield	Nil	Nil
Expected term in years	3	3
Estimated forfeiture rate	3.9%	0%

The compensation expense recognized in our consolidated financial statements for the three- and nine-months ended September 30, 2013 for stock option awards was $219 and $1,173, respectively, and $984 and $5,700 for the same periods in 2012.  As of September 30, 2013, there was $304 of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.6 years.

The following table summarizes our stock option activity for the nine-month period ended September 30, 2013:

	For the Nine-months ended September 30,
	2013		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,331,000	$ 6.42	4,605,500	$ 6.29

Granted	185,000	2.04	277,000	5.79
Cancelled	(248,000)	6.63	(242,500)	14.94
Exercised	-	-	(564,000)	1.01

Outstanding, end of period	4,268,000	$ 6.06	4,076,000	$ 6.50

Exercisable, end of period	3,786,000	$ 6.41	3,023,400	$ 6.77

Weighted-average fair value per share of options granted during period	$ 1.07		$ 3.07

7.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Potential environmental contingency

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  We conduct our operations so as to protect public health and the environment, and believe our operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is not able to be estimated at this time due to the incomplete permitting and lack of a final approved plan of operations, among other factors.

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the nine-month period ended September 30, 2013, supplemental cash flow items consisted of interest received of $515.  For the nine-month period ended September 30, 2012, the only supplemental cash flow item was interest received of $373.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the nine-month period ended September 30, 2013 has been prepared based on information available to us as of November 11, 2013. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2012 and the related notes thereto filed with our Transition Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Presently, we are focused on evaluating and permitting the Bear Lodge Rare Earth Element (“REE”) Project located near Sundance, Wyoming. We plan to develop and produce rare earth elements from the Bear Lodge REE Project, subject to obtaining, among other things, a positive feasibility study, the necessary mining permits and the necessary financing to construct the mine and processing facilities.

As of September 30, 2013, we were considered an exploration stage entity under U.S. GAAP due to the lack of mineral reserves reported under SEC Industry Guide 7.  However, we have updated and reported mineral resources that are National Instrument 43-101 compliant, a Canadian standard. These resources will be incorporated into our planned feasibility study on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to conduct our exploration and evaluation plans through 2014. We believe that the following plans are important in the evaluation and development of the Bear Lodge Project; however, there can be no assurances that we will be successful in accomplishing these plans in the next twelve months or at all. Our plans for Bear Lodge REE Project over the next twelve or more months include the following activities:

•

Begin the detailed design and economic analysis portion of the feasibility study in the first half of 2014 that is expected to be complete in approximately twelve months from the start date.

•

Expand on staged development pilot plant testing during 2014 to continue to optimize the metallurgical process consisting of hydrochloric acid leaching at moderate temperatures, selective precipitation of REEs with oxalic acid, and reagent optimization and recycle to produce a high-purity (over 90 percent) mixed REE concentrate product.

•

Consider targeted drilling to upgrade and continue to expand the Whitetail Ridge resource area, as well as define other target zones of heavy rare earth element (“HREE”) enrichment, including the Carbon and Taylor target areas.

•

Continue geological mapping, geochemical sampling and geophysical surveys over selected areas in order to better delineate current target areas and identify new targets for economic HREE-enriched mineralization.

•

Advance engineering trade-off studies to optimize production rates and maximize profitability and efficiencies of the project. One of the models under review is an evaluation of an initial high-grade, lower mining rate scenario that includes an expandable capacity plant allowing for increased production after several years when demand is projected to be sufficient to support the additional supply.

•

Continue to advance permitting under the formal National Environmental Policy Act process, including development of the Environmental Impact Statement as directed by the U.S. Forest Service. The Company has proposed a 24-month permitting timeframe. Selection of the Project Manager and Third-Party Contractor is currently underway with expectation for a detailed timeline from these entities in the first quarter of 2014.

•

Start the formal permitting process with both the Land Quality Division and the Industrial Siting Division of the Wyoming Department of Environmental Quality and other regulatory agencies as soon as possible within the framework of the process.

•

Continue to advance discussions with potential off-take and joint venture partners.

•

Responsibly manage our cash resources as we advance the project through permitting and feasibility. The Company may pursue potential financings from time-to-time to support cash balances.

•

On an ongoing basis, review and evaluate advanced-stage REE and critical metals projects that, if combined with us, may create additional competitive and financial advantages to both entities.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended September 30, 2013 was $6,855, or $0.15 per share, compared with our consolidated net loss of $5,858, or $0.13 per share, for the same period in 2012, which was an increase of $997. Our consolidated net loss for the nine-month period ended September 30, 2013 was $16,507, or $0.36 per share, compared with our consolidated net loss of $19,790, or $0.45 per share, for the same period in 2012, which was a decrease of $3,283.

For the three-month period ended September 30, 2013, compared with the same period in 2012, the increase in consolidated net loss was primarily the result of a decrease in the gain on currency translation of $1,535, an increase in exploration and evaluation expense of $183, and a decrease in interest income of $136.  These changes were partially offset by a decrease in stock based compensation of $765.

For the nine-month period ended September 30, 2013 as compared with the same period in 2012, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration costs of $5,233 (of which $4,527 related to stock based compensation), a decrease in the write-down of mineral properties of $943, a decrease in exploration and evaluation expense of $336, and a decrease in the unrealized loss on derivatives of $234.  These decreases were partially offset by an increase in the loss on currency translation of $3,108 as well as a decrease in interest income of $287.

Exploration and evaluation

Exploration and evaluation expense was $5,565 for the three-month period ended September 30, 2013, compared with $5,382 for the same period in 2012, which was an increase of $183.  The increase was primarily the result of higher environmental and metallurgical expenses in 2013, offset by decreased exploration expenses within the respective periods.  Environmental expenses include those expenses associated with data gathering in support of preparation of an Environmental Impact Statement. Metallurgical costs include those costs associated with studying our proprietary oxalate process including pilot plant testing, ore recoveries, and ore characterization.

Exploration and evaluation expense was $10,421 for the nine-month period ended September 30, 2013, compared with $10,757 for the same period in 2012, which was a decrease of $336. Expenses incurred during 2012 were primarily associated with exploration and completion of the pre-feasibility study.  Similar expenses decreased during the nine-month period in 2013. This decrease was partially offset by increases in environmental and metallurgical costs as noted in the third quarter analysis above.

Corporate administration

Corporate administration costs decreased to $1,501 for the three-month period ended September 30, 2013, as compared with $2,393 for the same period in 2012, a decrease of $892. The decrease from the prior period was primarily due to a decrease in stock-based compensation expense of $765. This was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Corporate administration costs decreased to $4,916 for the nine-month period ended September 30, 2013, as compared with $10,149 for the same period in 2012, a decrease of $5,233. The decrease from the prior period was primarily due to a decrease in stock-based compensation expense of $4,527. This was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date). The remaining decrease of $706 was the result of more direct costs assigned to exploration and evaluation expense during the nine month period in 2013 as compared to 2012.

Non-operating income and expenses

Interest income

Interest income decreased to $32 for the three-month period ended September 30, 2013, compared with $168 for the same period in 2012, a decrease of $136. Interest income decreased to $207 for the nine-month period ended September 30, 2013, compared with $494 for the same period in 2012, a decrease of $287. The decreases in interest income from the prior period is attributable to decreased average cash balances held in interest bearing accounts during the 2013 periods when compared with the prior year.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned are converted to U.S. dollars at the current exchange rate. We hold a significant amount of Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, we continue to hold Canadian dollars due to higher investment returns and as a hedge against expected Canadian dollar spending.  A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars.

The gain on currency translation was $267 for the three-month period ended September 30, 2013, compared with a gain of $1,802 for the same period in 2012, a negative variance of $1,535.  The difference is primarily caused by a decrease in cash balances held in Canadian dollars at the end of the respective periods.  The translated cash balance at September 30, 2013 was approximately $11,754 CAD, compared with $35,127 CAD as of September 30, 2012. The Canadian dollar strengthened by 2.1% against the U.S. dollar over the three-month period ended September 30, 2013, compared to a 4.2% strengthening during the same period in 2012.

The loss on currency translation was $1,238 for the nine-month period ended September 30, 2013, compared with a gain of $1,870 for the same period in 2012, a negative variance of $3,108.  The Canadian dollar weakened by 3.5% against the U.S. dollar over the nine-month period ended September 30, 2013, compared with a 3.9% strengthening during the same period in 2012.

Unrealized gain/(loss) on derivatives

For the three-month period ended September 30, 2013, unrealized loss on derivatives was $39, compared with no unrealized loss for the same period in 2012, an increase of $39. For the nine-month period ended September 30, 2013, unrealized gain on derivatives was $96, compared with an unrealized loss of $138 for the same period in 2012, an increase of $234. The changes are attributable to differences in market conditions affecting the financial instruments as well as the types of instruments outstanding during the respective periods.  The Company’s marketable securities, which were marked-to-market with changes affecting the loss/gain on derivatives, settled during the first quarter of 2013, whereas they were outstanding during the entire nine-month period of 2012, accounting for much of the loss during that period.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $15,616 for the nine-month period ended September 30, 2013, compared with $13,172 for the same period in 2012.  The increase of $2,444 in cash used was mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for an increased use of $3,108 and (b) timing in vendor payments affecting accounts payable, accounting for $472. The increased uses above were offset by decreased spending within exploration and corporate administration totaling $1,042.

Investing Activities

Net cash from investing activities was $13,982 for the nine-month period ended September 30, 2013, compared with net cash used of $15,043 for the same period in 2012. The decrease in cash used in investing activities of $29,025 is primarily due to the net increase in cash from the sale of short-term investments of $15,118 during the nine-month period ended

September 30, 2013, compared with the purchase of short-term investments amounting to $15,254 for the same period in 2012. The decrease was partially offset by the purchase of land for $980 during 2013.

Financing Activities

Net cash provided by financing activities was $7,518 and $807 for the nine-month periods ended September 30, 2013 and 2012, respectively.  The cash received in the 2013 period was the result of the Company’s registered direct offering, which closed on September 27, 2013.  The cash received in the 2012 period was the result of employee stock option exercises.

September 27, 2013 Financing

On September 27, 2013, the Company closed its $8,000 offering of common shares and warrants in a registered direct offering in the United States resulting in net proceeds of $7,423, after expenses.  The purchasers in the offering hold oversubscription rights for an additional $4,000 in common shares and warrants for 60 days.

The Company sold an aggregate of 2,677,376 common shares at a price of $2.988 per unit.  The oversubscription rights are exercisable for up to a maximum of 1,606,426 additional common shares, depending on the market price at the time of exercise of the oversubscription rights.

The Company issued to investors 1,338,688 warrants, each exercisable for one common share of its common stock, in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant is $4.15 and three years, respectively. The warrants are not exercisable until six months after their issuance date.

The oversubscription rights are exercisable for up to a maximum of 803,213 of additional warrants, depending on the market price at the time of exercise of the oversubscription rights.

In addition, the Company issued to an agent in connection with the September 27, 2013 financing 133,869 warrants, under the same terms as those issued to investors.

Liquidity and Capital Resources

At September 30, 2013, our total current assets were $31,401, compared with $40,640 as of December 31, 2012, a decrease of $9,239. The decrease in total current assets was primarily due to a decrease in the combination of cash and cash equivalents and short-term investments of $9,234.

Our working capital as of September 30, 2013 was $28,129 as compared with $37,041 as of December 31, 2012.  Management estimates that the current cash position will be sufficient for us to carry out our anticipated exploration, evaluation and permitting plans through 2014. The Company may pursue potential financings from time-to-time to support our cash position. However, there can be no assurance that financing will be available at all or on terms acceptable to us.

Our plan for the remainder of 2013 is to continue those programs necessary to advance the Bear Lodge REE Project feasibility study, to evaluate the results of our 2013 developmental drilling programs and potentially expand our HREE mineral resource and to continue moving forward with the Environmental Impact Study and permitting processes, while limiting expenditures in other areas. The budget contemplates that additional financing would be desired by late 2014 to support our balance sheet and further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We intend to exercise or extend the option covering up to 840 acres of private land in Upton, Wyoming in the fourth quarter of 2014.  If we choose to purchase the land, the purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

As of July 30, 2013, we had an effective shelf registration statement in the U.S. and Canada. On September 27, 2013, the Company closed its $8,000 offering of common shares and warrants in a registered direct offering in the United States resulting in net proceeds of $7,423, after expenses.  The purchasers in the offering hold oversubscription rights for an additional $4,000 in common shares and warrants that expire 60 days after the closing date.

We expect that we will require between $25 million and $50 million of additional funding over the next two years to support the Environmental Impact Study and permitting processes, ongoing engineering, metallurgical test work and other corporate expenses. The amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures for exploration, infrastructure and long-lead time equipment as approved by the Company’s Board of Directors.

The Company projects that it is possible to begin commissioning by the end of 2016, pending timely permitting.   Currently, the Company requires significant additional financial resources to build the Bear Lodge REE Project.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of September 30, 2013. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as monetary financial instruments are primarily denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At September 30, 2013, a 1% fluctuation in the Canadian dollar to U.S. dollar exchange rate would have impacted our consolidated net loss by $114.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended September 30, 2013, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by the MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
10.1(1))	Placement Agent Agreement, dated September 24, 2013, by and between the Company and H.C. Wainwright & Co., LLC
10.2(1)	Securities Purchase Agreement, dated September 24, 2013, by and among the Company and certain investors
10.3(1)	Form of Common Share Purchase Warrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Current Report on Form 8-K filed on September 27, 2013.

(2) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	November 12, 2013

/s/ David P. Suleski
David P. Suleski
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	November 12, 2013

18