Form 10-K
period 2013-12-31
RARE ELEMENT RESOURCES LTD
filed 2014-03-17
CIK 1419806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

     Large Accelerated Filer ☐    Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 28, 2013, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $85,876,932 based upon the closing sale price of the common shares as reported by the NYSE MKT.

The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2014 was 47,707,216

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual General Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PRELIMINARY NOTES

1

CAUTIONARY NOTE regarding forward-looking statements

1

GLOSSARY OF TERMS

3

PART I

9

ITEM 1.   DESCRIPTION OF BUSINESS

9

ITEM 1B.  UNRESOLVED STAFF COMMENTS

26

ITEM 2.   PROPERTIES

26

ITEM 3.   LEGAL PROCEEDINGS

32

ITEM 4.   MINE SAFETY DISCLOSURE

32

PART II

33

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

33

ITEM 6.    SELECTED FINANCIAL DATA

40

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

 RESULTS OF OPERATIONS

41

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

48

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

77

ITEM 9A.  CONTROLS AND PROCEDURES

77

ITEM 9B.  OTHER INFORMATION

77

PART III

78

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

78

ITEM 11.  EXECUTIVE COMPENSATION

78

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

RELATED STOCKHOLDER MATTERS

78

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

78

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

78

PART IV

79

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

79

SIGNATURES

80

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Rare Element is focused on advancing its Bear Lodge rare earth element project (the “Bear Lodge REE Project”) that is located primarily on the Bear Lodge Property, near the town of Sundance in the state of Wyoming. (See Part I. Item 1. “Description of Business”).

Change in Fiscal Year-End

On September 7, 2012, the Company’s board of directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. The intent of the change was to align the reporting of our financial results more closely with our peers. References in this report to “fiscal 2012” and “fiscal 2011” indicate the twelve-month periods ended June 30, 2012 and 2011, respectively. References to the “transition period” denote the six-month period from July 1, 2012 to December 31, 2012.

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

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in thousands of United States Dollars (“$” or “US$”).  If necessary, we may disclose certain information in Canadian Dollars (“CDN$”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of applicable Canadian securities laws, with respect to our business prospects, plans, objectives, goals, strategies, future events, capital expenditures and exploration and development efforts. Words such as, but not limited to, “anticipates,” “expects,” “intends,” “forecasts,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report, include, but are not limited to:

•

The timing and results of the PFS update;

•

The progress, potential and uncertainties of our 2014 process technology test work and development at the Bear Lodge REE Project;

•

Our ability to obtain the necessary permits for the test programs, future project development and for mining and processing operations;

•

Expectations regarding the ability to raise capital and to continue exploration and development plans at our Bear Lodge REE Project;

•

Plans outlined under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook”; and

•

Expectations as to the marketability and prices of our future product(s).

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation risks associated with:

•

our history of losses and need for additional financing;

•

our lack of history of producing metals from our mineral properties;

•

numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge REE Property;

•

the potential outcome of a pending updated pre-feasibility study that may indicate Bear Lodge REE Project economics that are less favorable;

•

the exploration, development and operations of our Bear Lodge REE Project;

•

increased costs affecting our financial condition;

•

volatile rare earth markets, including fluctuations in demand for, and prices of, rare earth products;

•

establishing adequate distribution channels to place our entire product suite;

•

competition in the mining and rare earths industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements and the establishment of new uses and markets for rare earth products;

•

the specific product(s) from our project potentially having a limited number of potential customers, which could limit our bargaining power and profitability;

•

our proprietary, patent-pending, processing technology that could encounter unforeseen problems, unexpected costs or both in scaling it up to commercial application;

•

mineral reserve and resource estimation;

•

the permitting, licensing and regulatory approval processes for our operations;

•

potential future changes in governmental and environmental regulations and with proposed legislation, including measures regarding the mining industry and climate change;

•

the potential difficulty of attracting and retaining qualified personnel;

•

a shortage of equipment and supplies;

•

mining and resource exploration being a potentially dangerous activity;

•

operating in the resource industry, which can be highly speculative and subject to market forces outside of our control;

•

title in our properties or mining claims;

•

insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain exposures of our business;

•

our land reclamation requirements;

•

information technology system disruptions, damage or failures;

•

foreign currency fluctuations;

•

our dependence on key personnel;

•

our executive officers, directors and consultants being engaged in other businesses;

•

enforcement of civil liabilities in the United States;

•

our securities, including in relation to both company performance and general security market conditions; and

•

tax consequences to U.S. shareholders.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Description of the Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

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

Probable Mineral Reserve

The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated and, in some circumstances, a Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

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

SEC Industry Guide 7 Definitions

Reserve

The term “Reserve” refers to that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study (2) done to bankable standards that demonstrates their economic extraction (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing). A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Proven Reserve

The term “Proven Reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

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

Mineralized Material (3)	The term “Mineralized Material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Non-Reserves	The term “Non-Reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Exploration Stage	An “Exploration Stage” prospect is one that is not in either the development or production stage.

Development Stage

A “Development Stage” project is one that is undergoing preparation of an established commercially mineable deposit for ore extraction but that is not yet in production. This stage occurs after completion of a feasibility study.

Production Stage	A “Production Stage” project is actively engaged in the process of extraction and beneficiation of Mineral Reserves to produce a marketable metal or mineral product.

(1)	Industry Guide 7 does not require designation of a Qualified Person.

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

Additional Definitions

assay – a measure of the valuable mineral content

bastnasite – a mixed-lanthanide fluoro-carbonate mineral (LaCO3F) that currently provides the bulk of the world's supply of the light REEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, carbonate rocks of igneous derivation.

cerium (“Ce”) – a soft, silvery, ductile metal that easily oxidizes in air. Ce is the most abundant of the REEs, and is found in a number of minerals, including monazite and bastnasite. Ce has two relatively stable oxidation states (Ce3+ and Ce4+), enabling both the storage of oxygen and its widespread use in catalytic converters. Ce is also widely used in glass polishing.

concentrate – a mineral processing product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the desired metal and/or metallic minerals, and discarding the waste minerals. The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.

critical rare earth elements (“CREE”) – Nd, Eu, Dy, Tb and Y were identified by the US Department of Energy (“DOE”) as “critical” in its 2011 Critical Materials Strategy Report.  CREEs are those projected by the DOE to have the greatest economic importance for clean energy development and highest risk of supply disruption.  The Company includes Pr as a CREE because of its use in conjunction with Nd in high-intensity permanent magnets.

cut-off grade – when determining economically viable Mineral Reserves, it is the lowest grade of mineralized material that qualifies as ore, i.e., that can be mined and processed at a profit.

definitive feasibility study (“DFS”) – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

dysprosium (“Dy”) – a soft metallic element of the lanthanide series, mainly used in high-performance, permanent magnets.  Dy has a high melting point and absorbs neutrons well. It is therefore also used in nuclear control rods to help control nuclear reactions.  Dy is also used in laser materials.

europium (“Eu”) – a very rare metallic element that is the softest member of the lanthanide series. It is used in making color television tubes and lasers and as a neutron absorber in nuclear research.  It is desirable due to its photon emission. Excitation of the Eu atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission. Almost all practical uses of Eu utilize this luminescent behavior.

fault – a surface or zone of rock fracture along which there has been displacement.

FMR – mineralization that includes iron oxide, manganese oxide and rare earth elements formation – a distinct layer or group of layers of sedimentary rock of similar composition and geological origin.

gadolinium (“Gd”) – a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes. Two of the natural isotopes, Gd 155 and Gd 157, are the best known neutron absorbers. Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys, and in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis.

geochemical – related to the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

geophysical – related to the mechanical, electrical, gravitational and magnetic properties of the earth's crust.

geophysical surveys – survey methods used in the mining industry as exploration tools that apply the properties and methods of physics and engineering to the earth's surface and subsurface.

grade – quantity of metal per unit weight of host rock.

heavy rare earth elements (“HREEs”) – defined as the elements Tb, Dy, Ho, Er, Tm, Yb, Lu and Y.

host rock – the rock in which a mineral or an ore body is contained.

lanthanum (“La”) – the first member of the Lanthanide series. La is a strategically important rare earth element due to its use in fluid bed cracking catalysts (“FCCs”), which are used in the production of transportation and aircraft fuel. La is also used in fuel cells and batteries.

life-of-mine – a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing.

light rare earth elements (“LREEs”) – defined as the elements La, Ce, Pr, Nd, Pm, Sm, Eu and Gd.

mineral – a naturally occurring inorganic crystalline material having a definite chemical composition.

mineralization – a natural accumulation or concentration of one or more potentially economic minerals in rocks or soil. Also the process by which minerals are introduced or concentrated in a rock or soil.

monazite – a reddish-brown rare earth phosphate mineral. Monazite-group minerals are typically accompanied by elevated concentrations of uranium and thorium. This has historically limited the processing of monazite. However, this mineral is becoming more attractive because it typically has elevated concentrations of heavier rare earth elements.

National Instrument 43-101 (“NI 43-101”) – standards of disclosure for mineral projects prescribed by the Canadian Securities Administrators.

neodymium (“Nd”) – a metallic element of the lanthanide series, occurring principally in REE fluorocarbonate and monazite minerals.  Nd is a key constituent of NdFeB permanent magnets and an additive to capacitor dielectrics. NdFeB magnets maximize the power/weight ratio and are found in a large variety of motors, generators, sensors, and hard disk drives. Capacitors containing Nd are found in cellular telephones, computers, and nearly all other electronic devices. A minor application of Nd is for lasers.

open pit – surface mining in which the ore is extracted from a pit or quarry. The geometry of the pit will vary with the characteristics of the ore body.

ore – mineral-bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore, i.e., 1.5% REO/tonne.

oxide – for purposes of the deposits found at Bear Lodge, rare earth bearing mineralized material that results from the complete oxidation by natural processes of near surface sulfide-bearing material.

p.a. – per annum.

preliminary economic assessment (“PEA”) – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

praseodymium (“Pr”) – constitutes about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties. It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder's glasses. Because it chemically and magnetically is so similar to its periodic chart neighbors Nd and La, it is typically found in small amounts in applications where Nd and La are popular, such as NdFeB magnets and catalysts. These latter applications are actually the largest uses for Pr because the magnet and catalyst markets are so large. Thus Pr plays an important role in extending the availability of the more popular Nd and La.

preliminary feasibility study or pre-feasibility study (“PFS”) – each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve.

rare earth elements (“REE”) – a group of metallic elements with unique chemical, catalytic, magnetic, metallurgical, and phosphorescent properties.

rare earth oxide (“REO”) – the oxide form of REE.

RC (reverse circulation) drilling – a drilling method using a tri-cone bit. Rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, using liquid and/or air pressure moving through an inner tube.

recovery – the percentage of contained metal actually extracted from ore in the course of processing such ore.

samarium (“Sm”) – predominantly used to produce Sm cobalt magnets. Although these magnets are slightly less powerful than NdFeB magnets at room temperature, Sm cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis.

strike – the direction or trend that a structural surface, e.g., a bedding or fault plane, takes as it intersects the horizontal.

strip – to remove overburden in order to expose ore.

sulfide – a mineral combining sulfur and base metals, such as iron and less commonly copper, lead, zinc, and/or molybdenum; metallic sulfur-bearing mineral often associated with REE mineralization.

tailings – fine ground waste material produced from ore after economically recoverable metals or minerals have been extracted.

total rare earth oxide (“TREO”) – refers to the sum total of REO present in a deposit.

vein – a thin, sheet-like cross-cutting body of hydrothermal mineralization. On many properties veins may consist largely of quartz gangue. However, on the Bear Lodge property, veins can contain a variable assemblage that includes, but is not limited to, gangue minerals like iron and manganese oxides, quartz, calcite, clay, apatite, and/or potassium feldspar with or without ore minerals.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Rare Element was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999 as Spartacus Capital Inc.  Our executive office is located at 225 Union Blvd., Suite 250, Lakewood, Colorado 80228. The telephone number for our executive office is (720) 278-2460.  We maintain a corporate website at www.rareelementresources.com.

Effective October 8, 1999, we completed our initial public offering of 1,500,000 common shares at CDN$0.20 per share, raising CDN$300,000. The common shares began trading on the predecessor exchange to the TSX Venture Exchange (“TSX-V”) in Canada on November 15, 1999 under the symbol “SCI.”

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX-V, we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital, Inc.,” to “Rare Element Resources Ltd.,” and (3) the completion of a CDN$551,000 private placement.  Rare Element Holdings Ltd.’s main asset, through its wholly-owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation, is the 100% interest in a group of unpatented mining claims and adjacent property owned in fee, together known as the Bear Lodge Property.

On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE MKT on August 18, 2010 under the symbol “REE.”  On May 27, 2011, we graduated from a listing on the TSX-V to the Toronto Stock Exchange (“TSX”) and trade under the symbol “RES.”  As of December 31, 2013, there were 47,627,245 common shares issued and outstanding.

SUBSIDIARIES

We have one wholly-owned subsidiary, incorporated under the laws of British Columbia, Canada, on July 12, 1996 under the name “Rare Element Holdings Ltd.” That subsidiary has one wholly owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc.

DESCRIPTION OF BUSINESS

Rare Element is focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeastern Wyoming on the Bear Lodge Property.  The Bear Lodge REE Project consists of a large disseminated REE deposit and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The REE deposit is the second highest grade REE deposit identified in North America and one of the highest grade Eu deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining CREEs.  At present, we are undertaking advanced engineering, process confirmation, geological modeling and technical studies while working toward obtaining the necessary permits that will enable us to develop the Bear Lodge REE Project with the intent of commissioning the project in late 2016, subject to permitting, financing and other factors.

The Bear Lodge REE Project is located near excellent mining infrastructure, including good road access and a power line within two kilometers of the property.  The project site is 100 kilometers east of Gillette, Wyoming, a major infrastructure, support and logistics center for coal mines in the Powder River Basin, and 64 kilometers from the nearest railhead at Upton, Wyoming, which should provide for ready access to the required production supplies and materials as well as skilled labor.  The Bear Lodge REE Project has favorable community acceptance and is located in one of the top-ranked mining jurisdictions globally (based on the Fraser Institute’s 2013 ranking of 96 jurisdictions).

Further description of the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2013

During 2013, additional drilling was completed at the Bear Lodge REE Project that upgraded Mineral Resources from the Inferred Mineral Resource category to the Indicated Mineral Resource category and further delineated HREE-enriched zones. These HREE-enriched zones enhance the value of our district-scale project and increase the proportion of CREEs within the resource. The Company’s 2013 drilling further delineated a high-grade zone within the Bull Hill deposit. Early extraction of this high-grade zone is expected to enhance project economics by accelerating cash flow in the early years of operation.  Metallurgical and process studies continue to advance the optimization of the REE concentration process.

Metallurgical pilot plant testing was conducted to refine the upgrading process, improve the recovery of RE oxides, identify further opportunities to optimize the project and to support a future updated PFS and DFS.  Out of the pilot plant testing, the Company filed two provisional patents, which were subsequently combined into a single utility patent in January 2014, with the U.S. Patent Office for (1) selective recovery of REEs from acid leach solutions using oxalic acid, and (2) thorium extraction process technology.  These advances increased the grade and purity of our rare earth concentrate produced in testing, which is expected to enhance the marketability of rare earth products from the Bear Lodge REE Project.

In September 2013, we raised net proceeds of approximately $7.4 million after expenses via a registered offering of $8 million of common shares and warrants.  We issued a total of 2,677,376 shares and 1,338,688 associated warrants at a price of $2.988 per unit. Each unit consisted of a share plus a half warrant.

In December 2013, the Company announced that the U.S. Forest Service (“USFS”) had selected a project manager and prime contractor for the environmental impact statement (“EIS”) in furtherance of the National Environmental Policy Act (“NEPA”) process.

The Company appointed three new directors to the board in 2013, who bring significant, relevant operating, financial and business experience. Two former directors left the board of the Company. The new directors were:

•

Gerald Grandey – former CEO of Cameco Corp., one of the world’s largest uranium producers;

•

F. Steven Mooney – former Owner, Chairman and CEO of Thompson Creek Metals Company; and

•

Lowell Shonk – current vice-chairman and former CEO and CFO of Cupric Canyon Capital LLC.

These directors enhance the Company’s project management and operating capabilities as it moves from the exploration phase toward project development and operations.

Plans for 2014

We plan to advance the Bear Lodge REE Project during 2014, including the following:

•

Complete an updated PFS  in the first half of 2014 and file an updated NI 43-101 technical report addressing project economics and incorporating updated Mineral Resource information and process innovations;

•

Finalize the processing flowsheet after completion of additional bench and pilot plant test work for the DFS, planned to start in the second half of 2014 and be completed by mid-2015;

•

Achieve key environmental permitting milestones including (i) EIS Notice of Intent publication, public involvement plan development and scoping completion, (ii) Wyoming Department of Environmental Quality license application filing, and (iii) U.S. Nuclear Regulatory Commission (“NRC”) possession licensing application filing;

•

Support the permitting process by continuing to communicate and build stakeholder support for the project at the federal, state, and local levels;

•

Produce enough sample product material for testing and analysis by potential customers to allow the Company to advance one or more offtake and/or strategic partner relationship agreements;

•

Evaluate the technical and economic merits of downstream separation of our high-purity, hydrometallurgical REO concentrate output;

•

Raise additional funding to support the above activities and continue to advance the project in a timely fashion; and

•

Complete a limited drilling program and combine district-wide geological/geochemical/ geophysical/mineralogical data to optimize future exploration and exploitation of the district.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE products

REEs are used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, compact fluorescent and LED lights, petroleum-refining catalysts and numerous other modern specialty technologies.  REEs are also used in hybrid-electric-vehicles and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride batteries and REE “super” magnets within electrical motors and generators. Prices of REEs are affected by the supply and demand fundamentals of the market.

Trends affecting supplies of REE products

Global REE supply continues to be dominated by production from China, which produced nearly 86% of the world’s REE output in 2013, according to the Industrial Minerals Company of Australia Pty Ltd (“IMCOA”) and Curtin University. Over the past eight years (with a marked reduction in the summer of 2010) China has reduced its export quotas for REEs by 57% and increased related export taxes.  The quota reductions resulted in significantly higher REE prices beginning in 2010. Since then, the slowdown in global economic growth, coupled with some demand destruction from 2010’s and 2011’s elevated REE prices and significant supply from accumulated REE stockpiles, caused dramatic REE price declines in 2012 and 2013. Chinese export quotas for the first half of 2014 have been set at an equivalent level with the first half of 2013.

Global supply and demand for rare earths are expected to be approximately in balance in 2014, with continued increases in non-Chinese production from Mt. Weld (Australia) and Mountain Pass (California) offsetting slightly reduced exports from China.  Chinese domestic REE production is expected to increase at a rate of 5% per year from 2014 to 2016 to approximately match expected domestic demand increases during the same period.

Although the total overall supply and demand tonnages may be in proximate balance, it is expected that Ce and La may be in oversupply, while other rare earth markets may be more in balance or even in deficit, particularly magnet materials and HREE’s.

As a result of increased investment in the REE industry outside of China, there are several new and refurbished REE projects that are being developed to add to the non-Chinese supply of rare earths. New production began to ramp up beginning in 2013 and is expected to continue through 2014. Some market observers believe that this new production may have a negative impact on the pricing of some REE products, especially the LREEs of La and Ce. According to an IMCOA report dated February 2014 (the “IMCOA Report”), REE total supply is forecasted to increase from 105,000 tonnes in 2013 to 175,000 tonnes in 2017.

Trends affecting demand of REE products

The global economy plays a key role in the continuation and pace of increased demand for REEs. If the global economy experiences a prolonged period of slow growth, then the expected increase in REE product demand may not materialize at the pace expected. In addition, the spike in REE prices in 2010-2011 to extremely high levels seems to have accelerated REE consumers’ efforts to economize on rare earth consumption or use substitute materials and slowed the expected pace of future demand growth. Based on the IMCOA Report, REE total demand is forecasted to increase from 108,500 tonnes in 2013 to 145,000 tonnes in 2017, driven mainly by demand for magnet materials, metal alloys, glass polishing and catalysts.  Based on forecast production levels, these figures would imply a significant oversupply of total rare earths by 2017, but a more detailed analysis of the supply/demand balance by element suggests that the oversupply is driven by significant imbalances in Ce and La markets. In the IMCOA Report, the excess Ce and La production seems to be a result of demand destruction caused by 2011’s very high REE prices. On balance, the other more highly-valued rare earths would remain in relatively short supply.

Certain market experts believe that demand growth for some REEs is supply constrained (e.g., magnet materials are often mentioned) and that an increase in global production of these rare earths could actually accelerate demand growth.  Since REEs are used for many new technologies, the pace of technology innovation could also continue to boost REE demand.  According to the IMCOA report, annual global demand growth for REEs from 2013-2020 could average 7.5% p.a. overall.  Within this forecast, however, there is a significant variation in demand by end use.  For instance, demand for REE magnets using Nd, Pr, Dy, Sm and Tb is expected to average annual growth of more than 10% p.a., while demand for REE phosphors, which include Eu, is expected to moderate to only 2% p.a.  Other REE uses that are expected by IMCOA to have the strongest demand growth from 2013-2020 are metal alloys (8% p.a.), glass polishing (7% p.a.) and catalysts (5.5% p.a.).

Trends affecting prices of REE products

The prices of REEs are quoted in different forms, including oxides, metals, ferroalloys, and cerium carbonate concentrate (with approximately 45% TREOs). The marketability of REE concentrates will depend on the concentrate grade, the distribution of REEs in the concentrate and the types of impurities contained in the concentrate. Mixed REE concentrates are often then separated into individual REOs or groups of similar REOs that can be sold or can be tolled for further refinement.

According to www.metal-pages.com (“Metal Pages”), weighted average quarterly prices in U.S. dollars of REOs of 99% purity, FOB China increased more than 1,100% from the end of 2009 through the third quarter of 2011. Since peaking in the third quarter of 2011, REO prices have fallen dramatically with average quarterly prices for the fourth quarter of 2013 at a level almost 80% lower than the quarterly average peak in 2011. La oxide and Ce oxide decreased from highs exceeding $150 per kilogram in mid-2011 to between $5.00 and $6.00 per kilogram for 99.9% oxide as of December 31, 2013.  Average prices for the first two months of 2014 declined another 4% from the average of the fourth quarter of 2013 due to relatively weak global economic activity and a continued reluctance of major RE customers in China to restock these materials prior to the Chinese New Year. Although REE prices, other than Ce and La, remain well above their 2009 levels, recently announced financial results of certain major Chinese rare earth companies and China’s ongoing consolidation of its rare earths industry may suggest that prices may not fall much further.

Supply and demand factors for REE products that could positively impact REE prices include:

•

the use of Nd, Pr, Tb and Dy in high-strength NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly off-shore installations;

•

the use of Sm in high-performance Sm-cobalt permanent magnets

•

the use of La and Ce for NiMH batteries that are utilized in hybrid and electric vehicles;

•

the use of Eu, Tb, Y and Ce in the production of compact fluorescent and LED light bulbs;

•

the use of high-strength NdFeB magnets in the miniaturization of electronic products;

•

the use of La in FCCs by refineries processing lower quality crude oil that consumes greater quantities of the catalysts;

•

the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gases, or GHGs, by the United States and the European Union;

•

China consolidating its REE industry and closing small, inefficient and polluting REE producers;

•

the stockpiling of certain REE products and increases in export taxes by China;

•

the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications; and

•

continued research and commercialization of new applications for REE products.

Supply and demand factors for REE products that could negatively impact REE prices:

•

the potential for oversupply of certain REEs due to new production outside of China and/or increased exports by China;

•

the potential substitution of other materials for high-priced REEs;

•

the potential for increased recycling of high-priced REEs;

•

static or lower global growth reducing demand for REEs; and

•

potential by-product REE production that may increase supply irrespective of the normal economics of REE production.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the project may be impacted by global supply and demand and future prices of REEs.

SEASONALITY

Seasonality in the state of Wyoming is not a material factor to our current and planned operations for the Bear Lodge Property.  Snowfall in the winter can limit our access to the Bear Lodge Property and our ability to drill or operate from approximately November through June, but it is not a material issue at this time.

COMPETITION

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies in connection with the acquisition, exploration and development of mineral properties.  There is competition for the limited number of opportunities, some involving companies having substantially greater financial resources, staff and facilities than we do. We also compete with other mining and exploration companies in our efforts to hire and retain experienced mining professionals. As a result, we may have difficulty attracting or retaining key personnel or outside technical resources.

In 2013, China accounted for an estimated 86% of global REE production and 63% of total world demand.  While REE projects exist outside of China, current non-Chinese production is relatively small. Further, even though several large mines outside of China are in the process of ramping up production, it is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese a competitive advantage in controlling the supply of REEs and engaging in competitive price reductions to discourage competition.  Any increase in the amount of REEs exported from other nations increases competition and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2013, we had filed two U.S. patent applications for (1) selective recovery of REEs from acid leach solutions using oxalic acid, and (2) thorium extraction process technology. On January 18, 2014, we combined our two provisional patent applications into a single utility patent application filing with the U.S. Patent Office and initiated a Patent Cooperation Treaty Application claiming priority to the U.S. Provisional Applications. If allowed, a patent granted from the utility patent application would have a term of twenty years measured from the filing date of the utility patent application. See “Item 1A. Risk Factors” of this Annual Report.

ENVIRONMENTAL REGULATION

Our exploration activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits. The federal agency responsible for regulatory jurisdiction is the United States Forest Service, Bearlodge Ranger District, Sundance, Wyoming. The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality. We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed.  As of December 31, 2013, the Company had a surety bond with the state of Wyoming totaling $430,000. Prior to operating, we will require several other permits and licenses including those issued by the NRC, US Army Corps of Engineers, and others.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2013, our Bear Lodge Property was not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

EMPLOYEES

At December 31, 2013, we had 26 full-time employees of which 16 were directly engaged in exploration and evaluation activities.  None of our employees are covered by collective bargaining agreements.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website, at www.rareelementresources.com, our annual reports on Form 10-K, our Transition Report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our filings can also be viewed at our corporate offices, located at 225 Union Blvd., Suite 250, Lakewood, CO 80228. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: Judiciary Plaza, 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. Further, the Company also files reports under Canadian regulatory requirements on SEDAR.  You may access our reports filed on SEDAR by accessing its website at www.sedar.com.

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

We have a history of losses and will require additional financing to fund our exploration activities and, if warranted, future development and production efforts.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

For the year ended December 31, 2013, our net loss was $22.2 million. Our accumulated deficit at December 31, 2013 was $99.4 million. At December 31, 2013, our cash position was $23.9 million, and our working capital position was $22.6 million. We have no revenues from operations, and we anticipate we will have no operating revenues until we place the Bear Lodge REE Project into production. Our Bear Lodge REE Project is currently in the exploration stage as defined under U.S. GAAP.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction at the Bear Lodge REE Project.  We will be required to raise additional funding through equity sales, asset sales in the form of joint venture relationships, debt instruments and/or alternative means of funding. Failure to obtain sufficient financing may result in the delay or indefinite postponement of feasibility studies, process test work, development and/or production at our Bear Lodge REE Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance and the economic attractiveness of our Bear Lodge REE Project.

We are an exploration stage company and have no history of producing mineral products from our properties.  Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products, and our Bear Lodge REE Project is not currently producing. There can be no assurance that the Bear Lodge REE Project or any properties that we may acquire in the future will be successfully developed, placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure.  We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible.  The economic feasibility of exploration and development projects is based on many factors such as:

•

completion of definitive feasibility studies to further verify Mineral Resources, establish Mineral Reserves and commercial viability;

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;

•

securing a commercially viable sales outlet for our products;

•

the availability and costs of drill equipment and skilled labor, as required;

•

the availability and cost of appropriate processing and/or refining arrangements, if required;

•

compliance with environmental and other governmental approval and permit requirements;

•

the availability of funds to finance exploration, development and construction activities, as warranted;

•

future prices for rare earth minerals;

•

potential opposition from non-governmental organizations, environmental groups or local groups or inhabitants that may delay or prevent development activities;

•

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies;

•

potential shortages of mineral processing, construction and other facilities-related equipment and supplies; and

•

the ability to attract and retain talent for development and operation of the project.

It is common in exploration programs and in development, construction and mine start-up to experience unexpected problems and delays. Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing REE products at our Bear Lodge REE Project.

We are preparing an updated PFS on our Bear Lodge REE Project that will include project economics using the most recent Mineral Resource information and our process technology, and the results of this updated PFS are uncertain.

We expect to report an updated PFS in the first half of 2014 that will include the most recent Mineral Resource information and reflect our process technology.  This will update our prior PFS, dated April 13, 2012 and our technical report dated June 26, 2013.  The results of this study are uncertain and may indicate project economics that are less favorable than previously reported. We cannot ensure that the results will support a DFS based upon the same inputs.  As a result, we may need to update our processing technology and project development plan to enhance economics and further study aspects of the Bear Lodge REE Project.  This could result in significant additional delays and expense and could make financing efforts with respect to such efforts more difficult.

Our growth depends on the exploration, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration project at this time is our Bear Lodge REE Project. Our continued viability is based on successfully implementing our strategy, including completion of a DFS, permitting and construction of a mine and processing facilities in an expected timeframe. If we are unable to implement our strategy or in the event of the imposition of significant additional regulatory burdens or delays or a significant deterioration of the market for rare earth products, our ability to maintain a sustainable or profitable business would be materially adversely affected.

Increased costs could affect our ability to bring our projects into production and, once in production, to be profitable.

We have estimated the capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS, dated April 13, 2012.  Our updated PFS may suggest that our actual costs may be higher than we presently anticipate, which could make it more difficult to finance the project or to successfully establish mining operations at the Bear Lodge REE Project.

We anticipate that our future operating costs at the Bear Lodge REE Project will vary from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as oil, gas, acid, steel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to commence or maintain future development or mining operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus currently is the advancement of the Bear Lodge REE Project, changes in demand for, and the market price of, REE products could significantly affect our ability to develop and finance the Bear Lodge REE Project or eventually attain commercial production and profitability. The value and price of our common shares may be adversely affected by declines in the prices of REE products.  REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for REE products, and the political and economic conditions of countries that produce REE.

As a result of the recent global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices increased significantly during 2010 and most of 2011 and then again experienced declines in 2012 and 2013.  Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project or, if we attain commercial production, to maintain operations.

Demand for REE products is impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronics industries. Lack of growth in these markets could adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, periods of high REE prices are generally beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create non-REE alternate technologies that ultimately could depress future long-term demand for REE products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have previously announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of rare earths. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for rare earths were to decline, our stock price would likely decline, and this could also impair our ability to obtain capital needed for our Bear Lodge REE Project and our ability to find purchasers for our products at prices acceptable to us.

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.   REE supply markets continue to be dominated by production from China, which produced an estimated 86% of the global REE production in 2013. China also dominates the manufacture of metals, NdFeB magnets and other products from rare earths. The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against our future competitors.

The success of our business may depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business may depend, in part, on the establishment of new markets by us or third parties for certain rare earth products. Although we plan to produce rare earth products for use in end products such as NdFeB magnets, which are used in critical existing and emerging technologies such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business may depend on the creation of new markets and the successful commercialization of REE products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products or applications could have a material adverse effect on our ability to develop our Bear Lodge REE Project and operate our business.

We rely on our proprietary technology and processes to further our Project.

We rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. We have filed two U.S. patent applications which were combined into a single utility patent application filing with the U.S. Patent Office and initiated a Patent Cooperation Treaty Application claiming priority to the U.S. Provisional Applications.  These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property could be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products.

The success of our business depends, in part, on our ability to incorporate our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

Our Mineral Resource estimates may be inaccurate and any material change in these estimates could affect the viability of placing our property into production.

Unless otherwise indicated, our Mineral Resources are based upon estimates made by independent geologists and our internal geologists.  When making determinations about whether to advance the Bear Lodge REE Project to development, we must rely upon such estimated calculations as to the quantity and grades of mineralization on the property.  Until mineralized material is actually mined and processed, Mineral Resources and grades of such mineralization must be considered estimates only, which may prove to be unreliable.

Because we have not completed a DFS on the Bear Lodge REE Project and have not commenced actual production, mineralization estimates, including Mineral Resource estimates, for the Bear Lodge REE Project may require adjustments or downward revisions. In addition, the grade of material ultimately mined, if any, may differ from that indicated in our Mineral Resource estimates or in future definitive feasibility studies.

Our Mineral Resource estimates have been determined based on assumed cut-off grades that depend upon estimated RE prices, recovery rates and project operating costs. Any significant change in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of our Bear Lodge REE Project.

We are subject to significant governmental regulations, including permitting, licensing and approval processes that affect our operations and impact the cost of conducting our business.

Our current and future activities will be governed by laws and regulations, including:

•

laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•

laws and regulations related to exports, taxes and fees;

•

labor standards and regulations related to occupational health and mine safety;

•

environmental standards and regulations related to waste disposal, toxic and radioactive substances, land use and environmental protection; and

•

other matters.

We believe we hold, or are in the process of obtaining, all necessary licenses and permits to carry on the activities that we are currently conducting or propose to conduct under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration, development and mining activities including constructing mines and/or processing facilities and commencing operations at the Bear Lodge REE Project.  In addition, if we proceed to production on the Bear Lodge REE Project or any other properties that we may acquire in the future, we must obtain and comply with permits and licenses that may contain specific operating conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations, cause increases in capital expenditures or production costs or reductions in levels of production at producing properties, or require abandonment or delays in development of new mining properties.

Our operations are subject to environmental risks and compliance with environmental regulations that are increasing and costly.

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

Examples of some of the current U.S. federal laws which may affect our operations and may impact future business and operations include, but are not limited to, the following:

•

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency will, and other federal agencies and any interested third parties can, review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Bear Lodge Property permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts that can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Bear Lodge Property or other properties entirely.

•

The Nuclear Regulatory Commission (“NRC”), pursuant to its authority under the Atomic Energy Act, oversees the regulatory framework governing the control of mining and processing of rare earth elements that contain uranium and thorium, including issuance of licenses for source material or processing involving concentrations of uranium or thorium that exceeds 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to possess may be required.  We are required to follow the regulations pertaining to license application for the Bear Lodge REE Project. The licensing process, including a NEPA review relating to the NRC licensing, may cause delays or result in changes to the project design to mitigate impacts as required under the licensing issuance.

•

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict joint and several liabilities on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. The government has filed claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages. Neighboring landowners and other third parties have also filed claims for personal injury and property damage allegedly caused by hazardous substances released into the environment.

•

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

•

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.

•

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

•

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs that could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change and various climate change interest groups. Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete.

Even without such regulation, increased awareness and any adverse publicity in the global marketplace about the mining or rare earth industries’ potential impacts on climate change could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in precipitation, and storm patterns and intensities, water shortages and changing temperatures. These factors may have an adverse impact on the cost, production and financial performance of our operations.

We depend on key personnel, and the absence of any of these individuals could adversely affect our business.

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

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have an adverse effect on our business and financial condition.

Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel, or to attract and retain personnel on acceptable terms.  Management personnel are currently limited, and they may be unable to manage our expansion successfully. Failure to do so could have a material adverse effect on our business, results of operations and financial condition.  As the business is substantially dependent upon the directors, executive officers and consultants, the lack of non-competition agreements poses a significant risk in the event such persons were to resign or be terminated from such positions.  Under such circumstances, such persons may provide confidential information and key contacts to competitors, and we may have difficulties in preventing the disclosure of such information.  Such disclosure may have a material adverse effect on our business and operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We depend on various supplies and equipment to carry out our exploration and, if warranted, future development and mining operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our planned activities and increase our operating costs and expenses.

Mineral exploration and development and mining are potentially dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business and plans.

Mineral exploration and development and mining involve various types of risks and hazards, including:

•

environmental hazards;

•

power outages;

•

metallurgical and other processing problems;

•

unusual or unexpected geological formations;

•

personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides and rock-bursts;

•

mineral exploration or mining accidents;

•

metal losses;

•

fluctuations in exploration, development and production costs;

•

labor disputes;

•

unanticipated variations in grade;

•

mechanical equipment failure;

•

periodic interruptions due to inclement or hazardous weather conditions, and

•

regulatory curtailments or shutdowns.

These risks could result in damage to, or destruction of, mineral properties, production equipment, facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses and possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive. We may suffer a material adverse effect on our business, if we incur losses related to any significant events that are not covered by insurance policies.

Mineral exploration and development is highly speculative, and certain inherent exploration risks could have a negative effect on our business.

Our long-term success depends on our ability to develop mineral deposits on existing properties and other properties we may acquire, if any, that can then be developed into commercially viable mining operations.  Resource exploration is a highly speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.  Substantial expenditures are required to establish Proven and Probable Mineral Reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. The marketability of minerals acquired or discovered by us may be affected by numerous factors that are beyond our control and cannot be accurately predicted, such as market pricing fluctuations, the proximity and capacity of milling facilities, mineral markets demand and processing equipment, and such other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Any one or a combination of these factors may result in our failure to receive an adequate return on our investment capital.  The decision to abandon a project may have an adverse effect on the market value of our common shares and our ability to raise future financing.

Title to our Bear Lodge Property may be subject to other claims, or we may lose our interest in our claims, which could affect our property rights and claims.

There are risks that title to our Bear Lodge Property may be challenged or impugned. Our Bear Lodge Property is located in the state of Wyoming and may be subject to prior unrecorded agreements, transfers or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of our Bear Lodge Property which, if successful, could impair development and/or operations.

The vast majority of the mineral rights to our Bear Lodge Property consist of “unpatented” mining claims created and maintained in accordance with the U.S. general mining law. Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims can be uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations with which the owner of an unpatented mining claim must comply in order to locate and maintain a valid claim.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government.  The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with not only a complex body of U.S. federal and state statutory, but also administrative and judicial decisions interpreting those statutes and case law.  In addition, there may be limitations as to the completeness of public records that determine prior claimants that could impact the validity and ownership of unpatented mining claims.

Our operations are subject to significant uninsured risks that could negatively impact future profitability as we maintain limited insurance against our operations.

The exploration of our Bear Lodge Property entails certain risks including unexpected or unusual operating conditions, such as rock bursts, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and/or a decline in the value of our assets or common shares.  We expect to maintain general liability, director and officer insurance, and some insurance against our assets but not with expectation of full replacement value. We may decide to update or amend our insurance portfolio in the future, if coverage is available at economically viable rates.

Increased competition could adversely affect our ability to attract necessary capital funding and/or acquire suitable producing properties or prospects for mineral exploration in the future.

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

Competition for exploration resources at all levels can be very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future or attract or retain key personnel or outside technical resources.

Mineral operations are subject to market factors outside of our control that could negatively impact our business or operations.

The marketability of minerals is affected by numerous factors beyond our control including market forces, government regulations relating to prices, taxes, royalties, allowable production, imports, exports, and overall supply and demand for rare earths.  One or more of these risk elements could have an impact on the costs of our operations and if significant enough, reduce the profitability or viability of operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies as well as companies with mining operations in order to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

•

control dispersion of potentially deleterious effluents;

•

treat ground and surface water to drinking water standards; and

•

reasonably re-establish pre-disturbance vegetation and land forms.

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

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws, and (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in these proposed bills could adversely affect the potential for development of our unpatented mining claims. Passage of such legislation could adversely affect our ability to operate or our financial performance.

Foreign currency fluctuations may have a negative impact on our financial position and results.

Certain property interests are subject to foreign currency fluctuations that may adversely affect our financial position and results. We maintain some accounts in Canadian dollars, and thus, any appreciation in the U.S. Dollar against the Canadian Dollar increases the costs of carrying out our operations in the United States.  Management may or may not enter into foreign currency contracts from time-to-time to mitigate this risk. Failing to enter into currency contracts, or the risk in the currency contracts themselves, may cause losses due to adverse foreign currency fluctuations.

Our directors and senior management may be engaged in other businesses.  Potential conflicts of interest and other obligations of management could interfere with corporate operations.

Some of our directors, officers and key contractors may be engaged in additional businesses, and situations may arise where our directors, officers and contractors could be in direct competition with us.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable policies, regulations and legislation.  Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures. As a result of their other business endeavors, our directors, officers and contractors may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct ongoing operations and to generate revenues.

We are subject to the risk of litigation, the causes and costs of which are not always known.

The Company is subject to litigation arising in the normal course of business and may be involved in disputes that may result in litigation. Although we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, the causes of potential future litigation cannot be known and may arise from, among other things, business activities, environmental and health and safety concerns, share price volatility or failure to comply with disclosure obligations. The results of litigation cannot be predicted with certainty but could include costly damage awards or settlements, fines, and the loss of licenses, concessions or rights, among other things. If the Company is unable to resolve a dispute favorably, either by judicial determination or settlement, it may have a material adverse effect on the Company’s financial performance, cash flow and results of operations.

We depend upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We depend upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our business development, operations and expansion.  Payment of future cash dividends, if any, will be at the discretion of the board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the board of directors considers relevant. In the absence of dividends, investors will only see a return on their investment if the value of our common shares appreciates.

Dilution through outstanding common share options could adversely affect our shareholders.

Because our success is highly dependent upon our employees and consultants, we have granted to some or all of our key employees, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of December 31, 2013, there are 4,705,500 common share purchase options outstanding, which, if exercised, would result in an additional 4,705,500 common shares being issued and outstanding which is approximately 10% of our common shares outstanding as of December 31, 2013.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

It is likely that we will sell common shares or securities exercisable or convertible into common shares in order to finance our planned exploration and development activities. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and potentially adversely affect the trading prices of our common shares and could impair our ability to raise capital through future offerings of securities.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and capital payments that could adversely affect our business and future growth potential.

Price volatility of our publicly traded securities could adversely affect investors’ portfolios.

In recent years, the securities markets in the United States and Canada have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  It is likely that continual fluctuations in price will occur.  It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings.  The price of our common shares has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

We likely were a “passive foreign investment company” (“PFIC”) for the period ended December 31, 2013, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we believe that we were a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2013, and based on current business plans and financial expectations, we expect that we will be a PFIC for the year ending December 31, 2014, and may be a PFIC in subsequent years. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.

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

A U.S. shareholder may make a “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to our common shares to mitigate the adverse tax rules that apply to PFICs, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. A U.S. shareholder who makes a QEF election generally must report on a current basis its pro rata share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. shareholder may make a QEF election only if the U.S. shareholder receives certain information (known as a “PFIC annual information statement”) from us annually. We will use commercially reasonable efforts to make available to a U.S. shareholder, upon written request, an accurate PFIC annual information statement for each year in which the Company is a PFIC. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of our common shares over the U.S. shareholder basis therein.

Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC. Special adverse rules that impact certain estate planning goals could apply to our common stock if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (Wyoming, USA)

The Bear Lodge Property contains two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill Mine, inclusive of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor and Carbon, all of which are located near Sundance, Wyoming. The Bear Lodge REE Project also includes the proposed hydrometallurgical plant site to be located on private property in Upton, Wyoming.  Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project.” We hold our interest in the Bear Lodge Property through our wholly owned subsidiary, Rare Element Resources, Inc. (“RER, Inc.”).

The Bear Lodge Property is located in central Crook County, northeastern Wyoming, and is approximately 19 kilometers northwest of Sundance, Wyoming.  The Bear Lodge Property is accessible by paved and well-maintained gravel roads. The Bear Lodge Property lies within the Black Hills National Forest along the crest of the northern part of the Bear Lodge Mountains, a narrow northwest-trending range. Physiographically, it is the northwest extension of the Black Hills in western South Dakota. The range is characterized by rolling grass and pine-covered mountains that reach elevations of 1,950 meters within the Bear Lodge Property. The mountains have moderate slopes covered by western yellow pine forest interspersed with dense thickets of brush. Narrow grassy meadows cover the upper reaches of seasonal drainages. The lowest point within the Bear Lodge Property is about 1,768 meters in elevation. The climate during the summer is warm and relatively dry, followed by cold winters with variable amounts of snow.

We control 100% of the mineral rights at the Bear Lodge Property, consisting of both unpatented mining claims and adjacent property owned in fee by the Company.  We hold 499 unpatented mining claims located on land administered by the USFS and 634 acres (257 hectares) of owned property for a total of approximately 9,000 acres (3,642 hectares).  The Bear Lodge Property is located within parts of Sections 5, 7 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming. All of the public property mining claims are unpatented, such that the paramount title of the land is held by the United States of America. Claim maintenance payments and related documents must be filed annually with the Wyoming State Office of the U.S. Bureau of Land Management (the “BLM”) and recorded with the Crook County, Wyoming Clerk and Recorder to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met. All of our Mineral Resources are located on mining claims that we hold.

Our 100% interest in the 499 unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now a subsidiary of Freeport-McMoran Copper and Gold Inc. (“Freeport”) by way of a Mineral Lease and Option for Deed in 2000.  An additional 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May, 2010.  A portion of the Newmont transferred claims had been held in a joint venture between Newmont and the Company since 2006 until such joint venture was terminated in May 2010.  A portion of the Newmont-transferred claims (approximately 327) are subject to a perpetual 0.5% production Net Smelter Return (“NSR”) royalty on minerals, except for rare earth minerals, which are excluded from any royalty obligation.  The Newmont transferred claims are further subject to a right of first refusal granted to Newmont for any sale or disposition of the claims to third parties by the Company.  This right of first refusal applies only to parties or partners for non-rare earth extraction and terminates on May 14, 2015.  In addition and in connection with the Newmont joint venture termination, the Company assumed all obligations of Newmont under a consulting agreement with Bronco Creek Exploration and Mining, Inc.  (“Bronco Creek”) requiring the Company to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500,000 has been paid.  The claims covered by the Bronco Creek consulting agreement are outside of the rare earth deposits and are further subject to a 0.25% NSR royalty with a cap of $3,000,000.  We located additional unpatented mining claims in 2011 and 2012, and now have a 100% interest in 499 total unpatented mining claims.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of NSR royalty payable to Freeport, but the royalty was purchased by us in March 2009.  As a result of the agreements above, we hold an unencumbered rare-earth project including all 499 unpatented mining claims, free of royalties for rare-earth production.

The Company acquired 634 acres (257 hectares) in 2013 through a land exchange with the state of Wyoming, State Board of Land Commissioners within the Bear Lodge Project area and now owns that land in fee (the “Land Exchange Property”).  The Wyoming Patent to the land issued by the State Board of Land Commissioners provides for a production royalty retained by the state of Wyoming for any minerals produced from the Land Exchange Property, at a rate to be determined by the parties commensurate with likely situated mineral royalties in the state of Wyoming at the time of production.  Notwithstanding the above, the Land Exchange Property was acquired for ancillary facilities in support of the actual mining operation on adjacent land, and we do not intend at this time to extract minerals therefrom. The state of Wyoming Patent states that the mineral estate of the Land Exchange Property will revert to Wyoming state ownership at the conclusion of mining and termination of the Company’s mining permit.

Exploration has been carried out on the Bear Lodge Property since its discovery in 1949.  In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Bear Lodge Property since the discovery of mineralization. No mining or operations were conducted at the Bear Lodge Property by any of the prior owners.

Necessary infrastructure, such as housing, food and fuel is available in townships in close proximity to the Bear Lodge Property. Supplies can be delivered on both US Interstate Highway 90 and rail lines. A Burlington Northern rail transport line also runs through Moorcroft, 55 kilometers west of Sundance. The Gillette, Wyoming area, located approximately 89 kilometers to the west, has two coal-fired power plants and is currently a major logistics center for Powder River Basin activity and will serve as such for any development at the Bear Lodge Property. The current size of the Bear Lodge Property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable environmental permitting outcome.

We are not aware of any outstanding environmental liabilities, except for required reclamation work associated with our ongoing exploration and drilling activities. Our 2014 exploration plan is subject to USFS approval prior to commencement. Previous exploration activities were approved by both the USFS and the Wyoming Department of Environmental Quality. We have an approved reclamation plan and a posted surety bond to cover the required reclamation associated with our exploration and environmental related work.

Additional local, state and federal permits will be required for mining and processing operations should we decide to proceed to mine development and operations.

Bear Lodge Property – Location Map

Geological Setting

The Bear Lodge Mountains of northeastern Wyoming are composed primarily of the upper levels of a mineralized Tertiary alkaline‐igneous complex that is a component of the Black Hills Uplift of western South Dakota and northeastern Wyoming. Tertiary alkaline intrusive bodies in the northern Black Hills occur along a N70-80W trending belt that extends from Bear Butte in South Dakota, through the Bear Lodge Mountains, to Devil’s Tower and Missouri Buttes in northeastern Wyoming. The Bear Lodge mining district is located in the Bear Lodge Mountains, near the western end of the northern Black Hills intrusive belt. The Bear Lodge Mountains expose and are underlain by multiple alkaline plugs, sills, and dikes intruded into Precambrian basement and Paleozoic and Mesozoic sedimentary rocks approximately 38 – 52 million years ago. Rare earth and gold mineralization are found in separate areas of the central crest and northern part of the Bear Lodge Mountains.

The Bear Lodge alkaline-igneous complex is a northwest-trending alkaline intrusive dome with dimensions of approximately 10 kilometers NW-SE by 6 kilometers NE-SW. The complex consists predominantly of multiple intrusions of phonolite, trachyte, and other alkaline igneous rocks, and a variety of associated breccias and diatremes.

Exploration and Drilling

Historical exploration in the Bear Lodge district, including REE exploration carried out by the Company from 2004 through 2012 is summarized in the Technical Report.  Exploration activities carried out by the Company in 2013 were limited as the focus turned to development drilling at the Bull Hill and Whitetail Ridge deposits. These exploration activities included geochemical, geophysical, and mineralogical modeling of the district and individual deposits.

The 2013 drilling program was conducted in two phases. The first phase took place in June and July and involved infill drilling at the Whitetail Ridge deposit in order to upgrade a significant portion of the resource from the Inferred Mineral Resource category to the Indicated Mineral Resource category. During this phase, 14 core holes were drilled for a total of 11,697.5 feet (3,556.3 m). The second phase was designed to upgrade part of the high-

grade resource at the Bull Hill deposit to the Measured Mineral Resource category, develop a more detailed model of the REE grade distribution and provide additional material for bulk metallurgical testing. It consisted of 21 core holes totaling 10,650.5 ft (3,247.1 m) and 6 reverse circulation (“RC”) twin holes totaling 2,730 ft (832.3 m). The RC twin holes were drilled using a center return hammer with the objective of minimizing hole erosion and obtaining assay data directly correlative to that from the adjacent core holes.

Bear Lodge REE Project

The Bear Lodge REE Project comprises several REE resource areas within the Bear Lodge Property. REE mineralization at the Bear Lodge Property occurs in the northern lobe of the Bear Lodge alkaline-igneous complex. Most of the important REE deposits and occurrences within the Bear Lodge alkaline complex are contained within the Company’s block of unpatented lode mining claims. The REE deposits are located primarily in the vicinity of the Bull Hill deposit.

REE mineralized bodies occur as dikes, veins, and stockworks within the Bull Hill deposit area and Whitetail deposit area of the Bear Lodge REE Project.  The mineralization includes a well-defined, near-surface, oxidized FMR zone; a near-surface, oxidized, but incompletely leached, carbonatite zone (oxide-carbonate zone); a transitional or mixed zone (oxide + sulfide); and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone. The oxide-carbonate and transitional zones were referred to collectively as a “transitional zone” in some early previous news releases and technical reports. The mineralized zones were subsequently sub-classified, based on key characteristics of those zones. The FMR dikes and veins contain no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) show near-complete leaching from the zone, which ranges from the surface to depths of about 90 – 150 meters. The oxide-carbonate zone generally occurs beneath the oxide zone, but may breach the surface locally in select dikes. It is characterized by the near absence of sulfides, with the residual iron oxides formed during almost complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite) and the REE mineral, ancylite (a hydrous Sr-REE carbonate).

Bull Hill Mine

The Bull Hill Mine contains the Mineral Resources reported in the Company’s technical report dated May 2, 2013 as amended June 26, 2013, as discussed below. The Bull Hill Mine Mineral Resources, for purposes of this Annual Report, comprises mineralized material from both the Bull Hill deposit and Whitetail Ridge deposit resource areas. The mineralized bodies occur as steeply-dipping FMR-carbonatite dike swarms and associated stockwork. Geological interpretation of results from the 2010 - 2013 drill programs indicates that the Bull Hill resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into oxide-carbonate and FMR bodies. The mineralized structures range in size from veinlets to large dikes more than 30 meters in width. The Bull Hill deposit resource consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

The Whitetail Ridge deposit occurs about 700 meters northwest of the Bull Hill deposit. The REE mineralization consists of northwest- and north-striking FMR dikes, and an FMR stockwork zone that is also elongated northeasterly, with dimensions of roughly 380 meters by 290 meters. The enveloping geophysical anomaly is larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Drilling conducted in 2011 through 2013 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge diatreme. Preliminary mineralogical studies by the Company indicate that the REE mineralization occurs in REE fluorocarbonates (bastnasite, parisite, and synchysite), cerianite [(Ce, Th)O2], and subordinate monazite (an REE-Th phosphate). The Whitetail Ridge deposit mineralization is enriched in HREE, relative to the Bull Hill deposit, and both are enriched in CREE.

Prefeasibility Study

The Company’s PFS dated April 13, 2012 for the Bull Hill Mine was authored principally by Roche Engineering Inc. (“Roche”), which undertook the process engineering and mine and mill capital and operating cost estimation for the project at that time.  This PFS for the Bull Hill Mine was updated in a subsequent NI 43-101 technical report to reflect an increase in the Mineral Resource estimate, based on drilling and assay data that were unavailable when this PFS was prepared.

The report dated May 2, 2013 as amended June 26, 2013 is titled “Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101 Technical Report on the Mineral Reserves and Resources and Development of the Bull Hill Mine” (the “Technical Report”) is available under our profile at www.sedar.com. The Technical Report was authored by Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, Colorado and all sections of the Technical Report were prepared under his supervision. Mr. Noble is an independent Qualified Person, as defined by NI 43-101.  Other Qualified Persons, as defined by NI 43-101, that participated in the preparation of the Technical Report are Jaye T. Pickarts, P.E., Chief Operating Officer for Rare Element, who contributed to the preparation of Chapters 13, 17, and 20; and Richard K. Larsen, Licensed Professional Geologist in the states of Wyoming, Utah, and Washington, and Registered Member of the Society for Mining, Metallurgy, and Exploration (SME), who contributed to the preparation of Chapters 6, 7, and 8 of the Technical Report, both under supervision of Mr. Noble, the primary author of the Technical Report.

In 2013, the Company worked on optimizing both the Bull Hill Mine plan and the mineral process methods.  This has resulted in the Company undertaking an updated PFS to reflect these significant changes. The updated PFS is targeted for completion in the first half of 2014.

Mineral Resources Estimates

The Mineral Resources estimates were developed by Alan C. Noble, P.E. of Ore Reserves Engineering, an independent Qualified Person as defined by NI 43-101, and approved by the Rare Element management team.

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

Measured and Indicated Resource Estimate for the Bull Hill Mine(1) effective March 17, 2014(2)
Cut-off Grade(3)	Bull Hill		Whitetail		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	2.58	3.88	-	-	2.58	3.88
Indicated	9.30	3.16	3.83	2.50	13.13	2.96
Measured & Indicated	11.88	3.31	3.83	2.50	15.71	3.11
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.

(2) Inclusive of previously reported Mineral Reserves under NI 43-101.

(3) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of September 2013.

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

Inferred Mineral Resources Estimate for the Bull Hill Mine(1) effective March 17, 2014(2)
Cut-off Grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred	26.62	2.58

(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.
(2) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of September 2013.

The Mineral Resources estimates, effective March 17, 2014, justify further technical work, including drilling, metallurgical testing, and engineering studies. Considerable in-fill definition drilling is required to increase the confidence level of the mineral resource and upgrade more of the Inferred Resources to the Measured and Indicated Mineral Resources categories.

The major dike sets in all of the resource areas are accompanied by peripheral zones of lower-grade stockwork REE mineralization. The term “stockwork” refers to a body of rock cut by a network of small veins or dikes that contain the mineralization. REE grades in the stockwork zones generally range between about 0.5% and 2.5% REO.

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

Rare Element’s field programs were carried out under the supervision of Dr. James G. Clark, formerly the Company’s Vice President of Exploration. Dr. Clark was a senior geologist and, subsequently, exploration supervisor for Hecla Mining Company during the late 1980’s and early 1990’s, and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill resource area. A detailed QA/QC program was implemented for the 2007 through 2013 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Drs. Jaacks and Clark verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering. They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy and Mineralization

The Mineral Resource size is sensitive to an assumed cut-off grade and to metallurgical operating costs.  The mineable pit includes the known Measured and Indicated (M&I) Mineral Resource as disclosed in the Technical Report and as modified by 2013 drilling results and is inclusive of the adjacent Whitetail Resource Area that extends towards the northwest.  The current mine plan for the Bull Hill Mine will allow mining and processing for approximately 43 years.

A Physical Upgrade (PUG) Plant, located within the Project area, is designed to maximize concentration of the rare earth minerals and produce a mineral concentrate using a crushing, screening, and gravity separation process depending on the material type. The PUG process is designed to concentrate the rare earth-bearing fines and reduce the physical mass. There are areas of the mineable pit that contain variable amounts of weathered oxide  material or oxide-carbonate (OxCa) mineralized material, and that contain variable grades of stockwork mineralization adjacent to the higher grade material. Each of these material types has a different upgrade percentage and mass reduction in the PUG circuit. The mining plan anticipates exposure to a distinct high-grade zone early in the project that will allow for preferential mining in the initial years of the mine. Low and mid-grade material will also be mined and stockpiled for future PUG processing.

Stockpiled material is planned to be PUG-processed up through year 43 when they are estimated to be depleted.  Reclamation of mining-related facilities will occur during mine operations, where applicable, and upon completion of mining and stockpiling of materials.  Other facilities, including the PUG, will be reclaimed as soon as the stockpiled materials are depleted.

The mineral concentrate produced at the PUG Plant is planned to be transported to a hydrometallurgical plant near Upton, Wyoming via covered trucks. The hydrometallurgical plant will process the mineral concentrate by acid leaching followed by additional chemical processing to remove impurities and precipitation to produce the final TREO product. The tailings produced from the process will be neutralized and stored in a double-lined tailings storage facility (TSF) adjacent to the hydrometallurgical plant.

The Company conducts metallurgical test work primarily at SGS Lakefield of Lakefield, Ontario, Canada.

Other Exploration Target Areas at the Bear Lodge REE Project

Discovery of high-grade REE mineralization at the East Taylor and Carbon target areas expanded the area of known REE mineralization outside of the Bull Hill and Whitetail Ridge deposits, and further delineate a “district” underlain by significant and potentially economic REE mineralization. The data indicates that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest. The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor target is located west of the Bull Hill deposit. Drill assay data from the East Taylor and Carbon exploration targets identify these areas as zones of HREE-enrichment relative to the Bull Hill deposit. All are enriched in CREEs. These two exploration target areas, along with the Whitetail Ridge deposit, are peripheral to the Bull Hill deposit. They are characterized both by high TREO grades, and by some of the highest HREE grades of any known North American deposit. They are particularly enriched in Eu, Tb, Dy and Y.

The discovery of these target areas indicates good potential for additional deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear particularly enriched in HREE.

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  For a description of the property’s location, ownership, accessibility, infrastructure and climate, see the section heading “Item 2. Properties – Bear Lodge Property (Wyoming, USA)” above.  There was no exploration work in 2013 for this project, and no exploration work is planned in 2014.

Mineral Resources Estimates

The Sundance Gold Project contains an NI 43-101 compliant Inferred Mineral Resource with an effective date of March 15, 2011, prepared by Ore Reserves Engineering of Lakewood, Colorado. Total Inferred Mineral Resources assuming a $1200/oz. gold price were 69,300,000 tonnes with a grade of 0.42/g/t Au. The Technical Report summarizes the project and is available on SEDAR at www.sedar.com.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon the Company or our operations, taken as a whole.  There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it.

ITEM 4.  MINE SAFETY DISCLOSURE

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended December 31, 2013, the Company did not have any projects that were in production and as such, was not subject to regulation by MSHA under the Mine Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares began trading on the TSX-V in Toronto, Ontario, Canada, on November 15, 1999 under the former name Spartacus Capital Ltd. under the symbol “SCI.” The Company graduated to the TSX on May 27, 2011, and the current stock symbol on the TSX is “RES.”   Our common shares also have been trading, since August 18, 2010, on the NYSE MKT under the symbol “REE.”

The following table sets forth the high and low sales prices of our common stock for each quarterly period as reported by the TSX:

Period	High CDN$	Low CDN$
Fiscal year ended December 31, 2013
First Quarter	3.85	2.05
Second Quarter	2.52	1.60
Third Quarter	3.60	1.75
Fourth Quarter	2.85	1.24

Fiscal year ended December 31, 2012
First Quarter	8.00	3.23
Second Quarter	6.62	3.78
Third Quarter	5.28	3.07
Fourth Quarter	4.86	3.04

The following table sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NYSE MKT:

Period	High US$	Low US$

Fiscal year ended December 31, 2013
First Quarter	3.86	2.00
Second Quarter	2.54	1.60
Third Quarter	3.50	1.75
Fourth Quarter	2.75	1.10

Fiscal year ended December 31, 2012
First Quarter	8.02	3.20
Second Quarter	6.64	3.69
Third Quarter	5.20	3.05
Fourth Quarter	4.96	3.03

As of March 14, 2014, the closing price per share for our common shares as reported by the NYSE MKT was US$1.70 and as reported by the TSX was CDN$1.88.

As of March 14, 2014, we had 47,707,216 common shares issued and outstanding, held by approximately 41 shareholders of record.

DIVIDEND POLICY

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASE OF SECURITIES

During the year ended December 31, 2013, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2013, we had two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: (1) our Fixed Stock Option Plan which was originally adopted on December 11, 2002 and subsequently approved by shareholders on December 7, 2009, following certain amendments to the Fixed Stock Option Plan; and (2) our 10% Rolling Stock Option Plan which was adopted by our shareholders on December 2, 2011.  Upon adoption of the 10% Rolling Stock Option Plan, the Fixed Stock Option Plan expired, and we may no longer grant any options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in our cumulative total shareholder return on our common shares with the cumulative total return of the S&P/TSX Composite Index and the Dow Jones U.S. Mining Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on June 30, 2008, in (i) our common shares at the closing price on such date of $0.75, as quoted on the NYSE MKT, (ii) the S&P/TSX Composite Index and (iii) the Dow Jones U.S. Mining Index.  The NYSE MKT closing price quotes were used for the period ended June 30, 2008 through December 31, 2013.

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

Restrictions on Share Ownership by Non-Canadians: There are no limitations under the laws of Canada or in the organizing documents of Rare Element on the right of foreigners to hold or vote securities of Rare Element, except that the Investment Canada Act may require review and approval by the Minister of Industry (Canada) of certain acquisitions of “control” of Rare Element by a “non-Canadian.”  The threshold for acquisitions of control is generally defined as being one-third or more of the voting shares of Rare Element.  “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

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

This summary is based on the current provisions of the Income Tax Act (Canada) and the regulations thereunder (the “Tax Act”) and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. This summary is also based on the current provisions of the Treaty and our understanding of the current publicly available administrative and assessing practices published in writing by the Canada Revenue Agency.

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

A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitations of benefit provisions under the Treaty are complex, and U.S. residents are advised to consult their own tax advisors in this regard.

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

Taxation of Dividends

Dividends paid or credited (or deemed to be paid or credited) by us to a holder of one or more common shares will be subject to Canadian non-resident withholding tax at the rate of 25% on the gross amount of the dividend. Under the Treaty, the rate of withholding tax is reduced to 15% if the holder is the beneficial owner of the dividends or 5% if the holder is a company that owns at least 10% of the company's voting stock and beneficially owns the dividend. Dividends paid to religious, scientific, charitable and similar tax exempt organizations and pension organizations that are resident and exempt from tax in the United States may be exempt from this Canadian withholding tax. If you are one of these types of entities, you should consult your tax advisor regarding the application of the Treaty in your particular circumstances.

Taxation of Capital Gains

Gains realized by a holder on a sale, disposition or deemed disposition of our common shares, will not be subject to tax under the Tax Act unless the common shares constitute “taxable Canadian property” within the meaning of the Tax Act at the time of the sale, disposition or deemed disposition (including a deemed disposition upon death of a holder). Our common shares are not “taxable Canadian property” provided that they are listed on a designated stock exchange (which includes the TSX), and (a) one or any combination of (i) you, (ii) persons with whom you did not deal at arm’s length, or (iii) partnerships in which you or a person with whom you did not deal at arm’s length held a membership interest directly or indirectly through one or more partnerships at any time in the five years immediately preceding the disposition, owned 25% or more of the issued shares of any class or series of our capital stock. Even if our common shares are taxable Canadian property to you, under the Treaty you will generally be exempt from paying Canadian income tax on any gain provided that you are a resident of the United States for the purposes of the Treaty (and are otherwise eligible for the benefits of the Treaty), and further provided that the value of our common shares is not derived principally from real property situated in Canada.

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

We believe that we were classified as a PFIC for the period ended December 31, 2013, and based on current business plans and financial expectations, we expect that we will be a PFIC for the year ending December 31, 2014, and may be a PFIC in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot assure U.S. Holders that we were or were not a PFIC for the period ended December 31, 2013, or any future year. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

If we are classified as a PFIC for any taxable year, the so-called “excess distribution” regime will apply to any U.S. Holder of common shares that does not make a QEF election or mark-to-market election, as described below. Under the excess distribution regime, (i) any gain the U.S. Holder realizes on the sale or other disposition of the common shares (possibly including a gift, exchange in a corporate reorganization, or grant as security for a loan) and any “excess distribution” that we make to such U.S. Holder (generally, any distributions to such holder in respect of the common shares during a single taxable year that are greater than 125% of the average annual distributions received by such U.S. Holder in the three preceding years or, if shorter, such holder’s holding period for the common shares), will be treated as ordinary income that was earned ratably over each day in such U.S. Holder’s holding period for the common shares; (ii) the portion of any excess distributions allocated to the current year or prior years before the first day of the first taxable year beginning after December 31, 1986 in which we became a PFIC would be includible by the U.S. Holder as ordinary income in the current year; (iii) the portion of such gain or distribution that is allocable to prior taxable years during which we were a PFIC will be subject to tax at the highest rate applicable to ordinary income for the relevant taxable years, regardless of the tax rate otherwise applicable to such U.S. Holder and without reduction for deductions or loss carryforwards; and (iv) the interest charge generally applicable to underpayments of tax will be imposed with respect of the tax attributable to each such year. The interest charge discussed above generally will be non-deductible interest expense for individual U.S. Holders.

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

Each U.S. Holder that has a direct or indirect interest in our common shares generally must file IRS Form 8621 reporting distributions received and gain realized with respect to our common shares.  In addition, subject to certain rules intended to avoid duplicative filings, U.S. Holders generally must file an annual information return on IRS Form 8621 with respect to our common shares in which the U.S. Holder holds a direct or indirect interest.  Each U.S. Holder should consult its tax advisor regarding these and any other applicable information or other reporting requirements.

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

Distributions

We do not expect to pay dividends in the foreseeable future. However, subject to the passive foreign investment company rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution (including the amount of any Canadian withholding tax thereon) paid by the Company out of its current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) with respect to our common shares. A distribution on our common shares in excess of current or accumulated earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder's adjusted basis in such common shares (thus reducing, but not below zero, the adjusted tax basis of such common shares), and thereafter as gain from the sale or exchange of common shares. See “Sale or Other Disposition of Our Common Shares” above.

If we are a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders generally will be subject to U.S. federal income tax at ordinary income tax rates.

If we are not a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders will be taxed to such U.S. Holder at the rates applicable to long-term capital gains as “qualified dividend income.” However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder has not held its common shares for at least 61 days during the 121-day period beginning 60 days before the ex–dividend date; (ii) our common shares are not readily tradable on an established securities market and we are not eligible for benefits of the U.S.-Canada income tax treaty; or (iii) the company is a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year.

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

Information Reporting and Backup Withholding

Dividend payments made with respect to shares of our common stock and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and to U.S. backup withholding (currently at a rate of 28%).

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

Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder's U.S. federal income tax liability, provided that the required information is timely furnished to the IRS.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data. We derived data as of and for the year ended December 31, 2013, as of and for the six-month period ended December 31, 2012 and as of and for fiscal years ended June 30, 2008 through 2012 from our audited consolidated financial statements. Consolidated financial data for the year ended December 31, 2012 is derived from our unaudited consolidated financial statements. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Financial Statements and Supplementary Data” provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

(in thousands of U.S. dollars, except per share amounts)	For the year ended December 31,		For the six-month period ended December 31,
	2013	2012	2012
(unaudited)
Results of operations:
Net loss	$ (22,246)	$ (29,362)	$ (15,430)
Basic and diluted loss per share	$ (0.48)	$ (0.66)	$ (0.35)
Financial position:
Working capital	$ 22,605	$ 37,041	$ 37,041
Total assets	$ 25,865	$ 41,184	$ 41,184
Non-current liabilities	$ 211	$ 238	$ 238
Shareholders' equity	$ 23,922	$ 37,347	$ 37,347

For the fiscal years ended June 30,
(in thousands of U.S. dollars, except per share amounts)	2012	2011	2010	2009	2008

Results of operations:
Net loss	$(34,994)	$(16,657)	$ (2,791)	$ (1,844)	$ (1,110)
Basic and diluted loss per share	$ (0.79)	$ (0.43)	$ (0.09)	$ (0.08)	$ (0.05)

Financial position:
Working capital	$ 50,120	$ 71,953	$ 11,127	$ 2,346	$ 2,282
Total assets	$ 53,232	$ 75,483	$ 13,411	$ 2,425	$ 2,375
Non-current liabilities	$ 435	$ 296	$ 1,982	$ 66	$ 64
Shareholders' equity	$ 50,742	$ 74,093	$ 11,007	$ 2,358	$ 2,311

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

On September 7, 2012, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. Consequently, on March 18, 2013, we filed a Transition Report on Form 10-K for the six-month transition period ended December 31, 2012. The intent of the change was to align the reporting of our financial results more closely with our peers.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K. References in this report to fiscal 2012 and fiscal 2011 indicate the twelve-month periods ended June 30, 2012 and 2011, respectively. Financial information with respect to the year ended December 31, 2012 is unaudited.  Management’s Discussion and Analysis (“MD&A”) has been prepared based on information known to management as of March 14, 2014.  This MD&A is intended to help the reader understand the consolidated audited financial statements of Rare Element.

INTRODUCTION

We are focused on advancing the Bear Lodge REE Project in Wyoming and plan to develop and put it into production.  As of December 31, 2013, we were considered to be an exploration stage entity as defined by U.S. GAAP.  We completed a PFS on our Bear Lodge REE Project in 2012, expect to report an updated PFS in the first half of 2014 and have begun compiling data for the preparation of a DFS that is expected to begin in the second half of 2014 and be completed by mid-2015.

In July 2011, we became a domestic issuer in the United States and transitioned from reporting according to Canadian regulations with U.S. secondary filings, to reporting according to the U.S. regulations with Canadian secondary filings. We also adopted U.S. GAAP as required under SEC rules (see “Future Accounting Pronouncements” of this MD&A).  This MD&A should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and supporting notes thereto.

U.S. GAAP is similar to generally accepted accounting principles in Canada, in which Rare Element reported up to June 30, 2010, with one material change being the accounting for mineral property expenditures. Under U.S. GAAP, these expenditures are expensed in the income statement instead of being capitalized (unless acquired through a merger or acquisition in certain circumstances).

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

We have sufficient cash on hand to conduct our current exploration and development plans through 2014. We plan to continue to advance the Bear Lodge REE Project during 2014, including the following:

•

Complete an updated PFS  in the first half of 2014 and file an updated NI 43-101 Technical Report addressing project economics and incorporating updated Mineral Resource information and process innovations;

•

Finalize the processing flowsheet after completion of additional bench and pilot plant test work for the DFS, planned to start in the second half of 2014 and be completed by mid-2015;

•

Achieve key environmental permitting milestones including (i) EIS Notice of Intent publication, public involvement plan development and scoping completion, (ii) Wyoming Department of Environmental Quality license application filing, and (iii) U.S. Nuclear Regulatory Commission possession licensing application filing;

•

Support the permitting process by continuing to communicate and build stakeholder support for the project at the federal, state, and local levels

•

Produce enough sample product material for testing and analysis by potential customers to allow the Company to advance one or more offtake and/or strategic partner relationship agreements;

•

Evaluate the technical and economic merits of downstream separation of our high-purity, hydrometallurgical REO concentrate output;

•

Raise additional funding to support the above activities and continue to advance the project in a timely fashion; and

•

Complete a limited drilling program and combine district-wide geological/geochemical/ geophysical/mineralogical data to optimize future exploration and exploitation of the district.

RISKS AND UNCERTAINTIES

Our activities are subject to certain risks and uncertainties that might impact our financial results.  For a more detailed list of such risks and uncertainties, please see “Item 1A. Risk Factors” of this Annual Report.

Our failure to successfully address these risks and uncertainties could have a material adverse effect on our business, financial condition and/or results of operations.  Consequently, the trading price of our common shares may decline and investors may lose all or part of their investment in the Company.  We cannot assure you that we will successfully address these risks and uncertainties or other unknown risks and uncertainties that may affect our business.

RESULTS OF OPERATIONS

As noted above, with the change in fiscal year beginning January 1, 2013, the Company filed a Transition Report on Form 10-K covering the six-month period ended December 31, 2012.  Therefore, comparative financial statements for the twelve-months ended December 31, 2012 have not been audited. However, in order to provide more meaningful comparative financial information and management’s analysis thereon, we have included unaudited financial information within the financial statements for the year ended December 31, 2012, to compare with the most recent audited year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 (unaudited)

Summary

Our consolidated net loss for the year ended December 31, 2013 was $22,246, or $0.48 per share, compared with our consolidated net loss of $29,352 or $0.66 per share, for the same period in 2012. For the year ended December 31, 2013, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration costs of $5,298 (of which $4,981 related to stock based compensation), a decrease in exploration and evaluation expense of $4,188, a decrease in the write-down of mineral properties of $943 and a positive variance in the unrealized loss on derivatives of $223.  These decreases were partially offset by a negative variance in the loss on currency translation of $3,056 as well as a decrease in interest income of $395.

Exploration and evaluation

Exploration costs were $14,126 for the year ended December 31, 2013, compared with $18,314 for the same period in 2012.  The decrease of $4,188 from the prior period was primarily due to decreased drilling and evaluation activities as well as decreased environmental monitoring costs. These decreases were partially offset by increases in metallurgical testing and research and development work.

Corporate administration

Corporate administration costs decreased to $6,616 for year ended December 31, 2013, compared with $11,914 for the same period in 2012, a decrease of $5,298. The decrease from the prior period was primarily due to a decrease in stock-based compensation expense of $4,981. The decrease in stock-based compensation was mostly the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date). The remaining decrease of $317 was the result of more direct costs assigned to exploration and evaluation expense in 2013 as compared with 2012.

Non-operating income and expenses

Interest income

Interest income decreased to $232 for the year ended December 31, 2013, compared with $627 for the same period in 2012.  The decrease in interest income from the prior period is attributable to lesser average cash balances held in interest bearing accounts during 2013 when compared with the prior year.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned are converted to U.S. dollars at the current exchange rate. We hold Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, we continue to hold Canadian dollars due to higher investment returns and as a hedge against expected Canadian dollar spending.  A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars.

The loss on currency translation was $1,531 for the year ended December 31, 2013, compared with a gain of $1,525 for the same period in 2012, a negative variance of $3,056.  The difference is caused by a decrease in cash balances held in Canadian dollars at the end of the respective periods as well as depreciation of the Canadian dollar.  The translated Canadian dollar cash balance at December 31, 2013 included approximately $10,233 CAD, compared with $33,287 CAD as of December 31, 2012. The Canadian dollar weakened by 7.0% against the U.S. dollar during 2013, compared with a 2.6% strengthening during 2012.

Six-Months Ended December 31, 2013 Compared to Six-Months Ended December 31, 2012 (unaudited)

Summary

Our consolidated net loss for the year ended December 31, 2013 was $22,246, or $0.48 per share, compared with our consolidated net loss of $29,362, or $0.66 per share, for the same period in 2012.  For the year ended December 31, 2013, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration costs of $5,298 (of which $4,981 related to stock based compensation), a decrease in exploration and evaluation expense of $4,188, a decrease in the write-down of mineral properties of $943 and a positive variance in the unrealized loss on derivatives of $223.  These decreases were partially offset by a negative variance in the loss on currency translation of $3,056 as well as a decrease in interest income of $395.

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

Corporate administration

Corporate administration costs were $4,158 for the six-month period ended December 31, 2012 as compared with $7,791 for the same period in 2011.  The decrease of $3,633 from the prior period was the result of a decrease in stock-based compensation expense of $4,404, which was partly offset by increased employee compensation and benefits costs of $842 and increased professional service fees of $211.  Stock-based compensation expense

decreased due to the vesting of numerous grants issued in prior periods during the period ended December 31, 2012.   Employee compensation and benefit costs increased during the 2012 period as we continued to establish our corporate offices and hire key personnel with specialized skills that will enable us to continue to advance the Bear Lodge REE Project.  Lastly, professional service fees increased during the 2012 period as we incurred additional legal expenses for regulatory compliance as well as to assist us with the permitting process.

Non-operating income and expenses

Interest income

Interest income decreased to $301 for the six-month period ended December 31, 2012 as compared with $538 for the same period in 2011.  The decrease in interest earned is a result of lower cash balances as compared with the prior year and lower interest rates in the market.

Gain/(loss) on currency translation

The gain on currency translation was $1,457 for the six-month period ended December 31, 2012 as compared with a loss of $2,686 for the same period in 2011.  The Canadian dollar strengthened by 2.4% against the U.S. dollar over the six-month period ended December 31, 2012 as compared with a weakening of the Canadian dollar against the U.S. dollar of 4.4% over the same period in 2011.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Summary

Our fiscal year ended June 30, 2012 consolidated net loss was $34,994 or $0.79 per share compared to our consolidated net loss of $16,657 or $0.43 per share for fiscal year 2011. The increase in consolidated net loss of $18,337 in fiscal 2012 was primarily the result of an increase in exploration costs of $6,656, an increase in corporate administration and investor relations costs of $6,638, an increase in the loss on currency translation of $5,695 and a write-down of mineral property of $1,874, which were offset by a decrease in the unrealized loss on derivatives of $2,380.

Exploration and evaluation

Exploration costs were $15,168 for the fiscal year ended June 30, 2012 as compared with $8,512 for the previous fiscal year.  The increase of $6,656 from the prior period was mostly the result of increased spending on our Bear Lodge REE Project in Wyoming, USA.  For the fiscal 2012 period, the increase in exploration costs was largely due to the undertaking and completion of a pre-feasibility study as well as an increase in environmental monitoring and programs as we begin the permitting process to move the project into the development stage.

Corporate administration

Corporate administration costs increased to $16,109 for the fiscal year ended June 30, 2012 as compared to $9,471 for fiscal year 2011. The increase of $6,638 from the prior period was primarily due to an increase in stock-based compensation expense. The increase in stock-based compensation expense was primarily the result of our issuance of 1,616,000 stock options during the fiscal 2012 period as compared to the issuance of 1,438,000 stock options during fiscal 2011. Also contributing to the increase in costs for fiscal 2012 was an increase in employee compensation and benefits expenses.  During fiscal 2012, we established a corporate office in Lakewood, CO and hired key personnel and set up health and retirement benefits plans for our employees.

Non-operating income and expenses

Interest income

Interest income increased to $864 for the fiscal year ended June 30, 2012 as compared with $632 for the fiscal year ended June 30, 2011.  The increase in interest income for fiscal 2012 is attributable to increased average cash balances held in interest-bearing accounts during the year when compared with the prior year.

Gain/(loss) on currency translation

The loss on currency translation was $2,618 for the fiscal year ended June 30, 2012 as compared with a gain of $3,077 for the fiscal year ended June 30, 2011. The Canadian dollar weakened by 5.7% against the U.S. dollar during the year ended June 30, 2012 as compared with a strengthening of the Canadian dollar against the U.S. dollar of 8.0% during the year ended June 30, 2011.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $22,456 for the year ended December 31, 2013, as compared with $20,668 for the same period in 2012.  The increase in cash used of $1,788 from the prior period is the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for an increased use of $3,056; (b) timing in vendor payments affecting accounts payable, accounting for $2,488; and (c) timing in vendor prepayments affecting prepaid assets, accounting for $386. The increased uses above were partially offset by decreased spending within exploration and corporate administration totaling $4,505.

Net cash used in operating activities was $12,397 for the six-month period ended December 31, 2012 as compared with $12,690 for the same period in 2011.  The decrease in cash used of $293 from the prior period is the result of a decrease in accounts payable outstanding at the end of each period, which was offset by a decrease in interest receivable at the end of each period.

Net cash used in operating activities was $20,961 for the fiscal year ended June 30, 2012 as compared to $6,680 for the fiscal year ended June 30, 2011. The increase of $14,281 in cash used is mostly the result of an increase in the net loss of $18,337, which was partially offset by an increase in non-cash items of $3,133.

Investing Activities

Net cash from investing activities was $13,973 for the year ended December 31, 2013, compared with net cash used of $14,932 for the same period in 2012. The decrease in cash used in investing activities of $28,905 is primarily due to the net increase in cash from the sale of short-term investments of $15,118 (net of reinvestment) during 2013, compared with the purchase of short-term investments amounting to $15,118 for the same period in 2012. The decrease was partially offset by the purchase of land for $980 during 2013.

Net cash used in investing activities was $38 for the six-month period ended December 31, 2012 as compared with $200 for the same period in 2011.  The decrease in cash used of $162 from the prior period is the result of an increase in cash invested in guaranteed investment contracts of $485, a decrease in the restricted cash balance of $422 which was due to the replacement of our cash-funded reclamation bond with a surety bond that did not require cash collateral and a decrease of $259 for the purchase of equipment.

Net cash used in investing activities was $15,094 for the year ended June 30, 2012 as compared to net cash used of $664 for fiscal year ended June 30, 2011. The increase in cash used in investing activities of $14,430 is primarily due to our investment of $14,633 in guaranteed investment contracts with maturity dates greater than 90 days.

Financing Activities

Net cash provided by financing activities was $7,400 and $1,108 for the years ended December 31, 2013 and 2012, respectively.  The cash received in the 2013 period was the result of the Company’s registered direct offering, which closed on September 27, 2013.  The cash received in the 2012 period was the result of employee stock option exercises.

Net cash provided by financing activities was $390 for the six-month period ended December 31, 2012, which was the result of cash received upon the exercise of stock options.  Net cash provided by financing activities was $55 for the six-month period ended December 31, 2011, which was also the result of the exercise of stock options.

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

Liquidity and Capital Resources

At December 31, 2013, our total current assets were $24,337, compared with $40,640 at December 31, 2012.  The decrease of $16,303 is primarily due to cash expenditures during the year which reduced our cash and cash equivalents and short-term investments by $1,083 and $15,118, respectively.

At June 30, 2012, our total current assets were $52,175, compared to $73,046 as of June 30, 2011, which is a decrease of $20,871. The decrease in total current assets is primarily due to a decrease in cash and cash equivalents of $35,282, which was partly offset by an increase in short-term investments of $14,633.

Our working capital as at December 31, 2013 was $22,605, compared with working capital of $37,041 at December 31, 2012. Working capital was $50,120 at June 30, 2012 and $71,953 at June 30, 2011.

Our plans for 2014 are to continue those programs necessary to advance the Bear Lodge REE Project to a definitive feasibility study, to continue moving forward with the Environmental Impact Study and permitting processes, and to evaluate the feasibility of incorporating downstream separation of rare earths into our project, while limiting expenditures in other areas. The budget contemplates that additional financing would be desired by late 2014 to support our balance sheet and continue the current pace of project spending for further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We intend to exercise or extend the option covering up to 840 acres of private land in Upton, Wyoming in the fourth quarter of 2014.  If we choose to purchase the land, the purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

As of July 30, 2013, we had effective shelf registration statements in the U.S. and Canada, with a remaining capacity of $35.9 million in the U.S. and CAD $50.0 million in Canada.

We expect that we will require between $25 million and $50 million of additional funding over the next two years to support the Environmental Impact Study and permitting processes, ongoing engineering, advanced metallurgical test work and other corporate expenses. The amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures for exploration, infrastructure and long-lead time equipment as approved by the Company’s Board of Directors.

The Company projects that it is possible to begin Project commissioning by the end of 2016, pending timely permitting.   The Company will require significant additional financial resources to build the Bear Lodge REE Project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

At December 31, 2013, our contractual obligations consisted of our operating lease obligation of $284 associated with our Lakewood, Colorado corporate office as well as facilities in Sundance, WY.  The timing associated with these lease obligations is outlined below:

Due within:	Amount
2014	$ 130
2015	97
2016	57
Total	$ 284

We have no contractual obligations extending beyond three years.

CRITICAL ACCOUNTING ESTIMATES

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs related to such reserves incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of definitive feasibility studies that indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit that is abandoned or considered uneconomic for the foreseeable future, will be written off.

Stock-based compensation

We account for share-based compensation under the provisions of ASC 718, “Compensation – Stock  Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

We account for stock compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15 which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is also estimated using a Black-Scholes valuation model.

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis and, therefore, the portion of our asset retirement obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves the timing of these reclamation activities is uncertain.   The estimated fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation in regards to the Bear Lodge Property.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of December 31, 2013. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At December 31, 2013, a 1% upward/downward fluctuation in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $96.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework). Based upon our assessment, management concluded that, at December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal controls over financial reporting at December 31, 2013 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report which appears herein.

[Letterhead of EKS&H LLLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rare Element Resources, LTD

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Rare Element Resources, LTD and subsidiaries (an exploration stage company, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012, and the cumulative period from June 3, 1999 (Inception) to December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Element Resources, LTD and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the six months ended December 31, 2012, the year ended June 30, 2012, and the cumulative period from June 3, 1999 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Rare Element Resources, LTD and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

EKS&H LLLP

March 17, 2014

Denver, Colorado

[Letterhead of Devisser Gray LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Rare Element Resources Ltd.,

We have audited the accompanying consolidated financial statements of Rare Element Resources Ltd and its subsidiaries (“the Company”), which comprise the consolidated balance sheet as at June 30, 2011, and the consolidated statements of operations and deficit, comprehensive loss and cash flows for the year ended June 30, 2011, and a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rare Element Resources Ltd. and its subsidiaries as at June 30, 2011 and their financial performance and their cash flows for the year ended June 30, 2011 in accordance with generally accepted accounting principles in the United States of America.

Other

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ De Visser Gray LLP

INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

Vancouver, Canada

September 23, 2011

[Letterhead of Devisser Gray LLP]

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rare Element Resources as of June 30, 2011 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended June 30, 2011, and our report dated September 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ De Visser Gray LLP

INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

Vancouver, Canada

September 23, 2011

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of US Dollars, except shares outstanding)
	December 31,		June 30,
	2013	2012	2012	2011

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 23,902	$ 24,985	$37,030	$72,312
Short-term investments	-	15,118	14,633	-
Marketable securities	-	32	74	53
Interest receivable	4	303	175	284
Accounts receivable	29	17	23	44
Prepaid expenses	402	185	240	353
Total Current Assets	24,337	40,640	52,175	73,046

Equipment, net	521	517	608	145
Land	980	-	-	-
Mineral properties	27	27	27	1,669
Marketable securities	-	-	-	201
Restricted cash	-	-	422	422
Total Assets	$ 25,865	$ 41,184	$53,232	$75,483

LIABILITIES AND SHAREHOLDERS EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 1,528	$ 3,448	$ 2,055	$ 1,019
Asset retirement obligation	204	151	-	-
Due to related parties	-	-	-	74
Total Current Liabilities	1,732	3,599	2,055	1,093

Asset retirement obligation	211	238	435	101
Derivative liability	-	-	-	196
Total Liabilities	1,943	3,837	2,490	1,390

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding December 31, 2013 - 47,627,245, December 31, 2012 - 44,949,869; June 30, 2012 - 44,364,245; June 30, 2011 - 44,076,674	100,513	93,256	92,500	91,357
Additional paid in capital	22,850	21,329	20,052	9,504
Accumulated other comprehensive income/(loss)	-	(43)	(45)	3
Accumulated deficit during exploration stage	(99,441)	(77,195)	(61,765)	(26,771)
Total Shareholders' Equity	23,922	37,347	50,742	74,093

Total Liabilities and Shareholders' Equity	$ 25,865	$ 41,184	$53,232	$75,483

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of US Dollars, except per share and common share amounts)

	Year Ended December 31,	Year Ended December 31,	Cumulative during exploration
	2013	2012	stage
		(unaudited)
Operating income and (expenses):
Exploration and evaluation	$ (14,126)	$ (18,314)	$ (55,205)
Corporate administration	(6,616)	(11,914)	(42,202)
Depreciation	(197)	(170)	(459)
Write-down of mineral property	-	(943)	(2,924)
Total operating expenses	(20,939)	(31,341)	(100,790)

Non-operating income and (expenses):
Interest income	232	627	2,208
Gain/(loss) on currency translation	(1,531)	1,525	99
Loss on sale of marketable securities	(39)	(9)	(57)
Gain/(loss) on derivatives	81	(142)	(871)
Other income/(expense)	(50)	(22)	(30)
Total non-operating income/(expenses)	(1,307)	1,979	1,349

Net loss	$ (22,246)	$ (29,362)	$ (99,441)

Other comprehensive income/(loss)
Realized gain on available-for-sale securities	$ 39	$ 9	$ 57
Unrealized gain/(loss) on available-for-sale securities	4	(17)	(57)
Total other comprehensive income/(loss)	43	(8)	-

COMPREHENSIVE LOSS	$ (22,203)	$ (29,370)	$ (99,441)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.48)	$ (0.66)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	46,299,560	44,581,287

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of US Dollars, except per share and common share amounts)

	Six Months Ended December 31,
	2012	2011
		(unaudited)
Operating income and (expenses):
Exploration and evaluation	$ (12,939)	$ (10,363)
Corporate administration	(4,158)	(7,791)
Depreciation	(90)	(42)
Write-down of mineral property	-	(931)
Total operating expenses	(17,187)	(19,127)

Non-operating income and (expenses):
Interest income	301	538
Gain/(loss) on currency translation	1,457	(2,686)
Loss on sale of marketable securities	(7)	(9)
Unrealized gain/(loss) on derivatives	(4)	173
Other income/(expense)	10	50
Total non-operating income/(expenses)	1,757	(1,934)

Net loss	$ (15,430)	$ (21,061)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 7	$ 9
Unrealized gain/(loss) on available-for-sale securities	2	(39)
Total other comprehensive income/(loss)	9	(30)

COMPREHENSIVE LOSS	$ (15,421)	$ (21,091)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.35)	$ (0.48)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,610,070	44,096,346

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of US Dollars, except per share and common share amounts)

	For the Years ended June 30,
	2012	2011

Operating income and (expenses):
Exploration and evaluation	$ (15,168)	$ (8,512)
Corporate administration	(16,109)	(9,471)
Depreciation	(123)	(38)
Write-down of mineral property	(1,874)	-
Total operating expenses	(33,274)	(18,021)

Non-operating income and (expenses):
Interest income	864	632
Gain/(loss) on currency translation	(2,618)	3,077
Loss on sale of marketable securities	(11)	-
Unrealized gain/(loss) on derivatives	35	(2,345)
Other income/(expense)	10	-
Total non-operating income/(expenses)	(1,720)	1,364

Net loss	$ (34,994)	$ (16,657)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 11	$ -
Unrealized gain/(loss) on available-for-sale securities	(59)	3
Total other comprehensive income/(loss)	(48)	3

COMPREHENSIVE LOSS	$ (35,042)	$ (16,654)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.79)	$ (0.43)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,189,656	38,585,541

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	For the year ended December 31,	For the year ended December 31,	Cumulative during exploration
	2013	2012	stage
CASH FLOWS FROM OPERATING ACTIVITIES:		(unaudited)
Net loss for the period	$ (22,246)	$ (29,362)	$ (99,441)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	197	171	459
Asset retirement obligation	26	288	415
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Realized gain on derivatives	(150)	-	(150)
Unrealized loss on derivatives	69	142	1,021
Write-down of mineral property	-	943	1,891
(Gain)/Loss on currency translation	-	(29)	(17)
Loss on disposal of marketable securities	39	10	57
Loss on disposal of equipment	-	(3)	(3)
Stock-based compensation	1,378	6,358	22,927
	(20,687)	(21,482)	(72,856)
Changes in working capital
Accounts receivable	(12)	(155)	(170)
Interest receivable	299	188	(12)
Prepaid expenses	(217)	169	(414)
Accounts payable and accrued liabilities	(1,839)	641	1,386
Due to related party	-	(29)	(28)
Net cash and cash equivalents used in operating activities	(22,456)	(20,668)	(72,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	(9,823)	(15,118)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Releases of restricted cash	-	422	422
Purchases of equipment	(201)	(316)	(981)
Purchases of land	(980)	-	(980)
Proceeds from sale of marketable securities	36	80	186
Proceeds from sale of short-term investments	24,941	-	24,941
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	13,973	(14,932)	(1,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	7,400	1,108	97,528
Net cash and cash equivalents provided by financing activities	7,400	1,108	97,510

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(1,083)	(34,492)	23,902
Cash and cash equivalents - beginning of the period	24,985	59,477	-
Cash and cash equivalents - end of the period	$ 23,902	$ 24,985	$ 23,902

Supplemental disclosure with respect to cash flows - Note 10

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	For the six-month periods ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		(unaudited)
Net loss for the period	$ (15,430)	$ (21,061)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	90	42
Asset retirement obligation	(46)	-
Fair value of warrants received pursuant to the sale of mineral properties	-	-
Unrealized (gain)/loss on derivatives	4	(173)
Write-down of mineral property	-	931
Loss on currency translation	16	12
Loss on disposal of marketable securities	7	9
Loss on disposal of equipment	(3)
Stock-based compensation	1,643	6,041
	(13,719)	(14,199)
Changes in working capital
Accounts receivable	6	(22)
Interest receivable	(128)	(200)
Prepaid expenses	55	(1)
Accounts payable and accrued liabilities	1,389	1,777
Due to related party	-	(45)
Net cash and cash equivalents used in operating activities	(12,397)	(12,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-
Purchases of short-term investments	(485)	-
Additions to mineral properties, net of cost recoveries	-	-
Additions to restricted cash	-	-
Releases of restricted cash	422	-
Purchases of equipment	(11)	(270)
Proceeds from sale of marketable securities	36	70
Payments received for sale/option of mineral properties	-	-
Net cash and cash equivalents used in investing activities	(38)	(200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-
Repayment of promissory note	-	-
Cash received for common shares, net of share issuance costs	390	55
Net cash and cash equivalents provided by financing activities	390	55

Cash acquired in capital transaction	-	-
Increase/(decrease) in cash and cash equivalents	(12,045)	(12,835)
Cash and cash equivalents - beginning of the period	37,030	72,312
Cash and cash equivalents - end of the period	$ 24,985	$ 59,477

Supplemental disclosure with respect to cash flows - Note 15

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of US Dollars)
	For the fiscal years ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (34,994)	$ (16,657)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	123	38
Asset retirement obligation	334	101
Unrealized (gain)/loss on derivatives	(35)	2,345
Write-down of mineral property	1,874	-
Loss on currency translation	(33)	-
Loss on disposal of marketable securities	11	-
Stock-based compensation	10,757	7,414
	(21,963)	(6,759)
Changes in working capital
Accounts receivable	(183)	(34)
Interest receivable	109	(276)
Prepaid expenses	113	(282)
Accounts payable and accrued liabilities	1,036	609
Due to related party	(74)	62
Net cash and cash equivalents used in operating activities	(20,961)	(6,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	(207)
Purchases of short-term investments	(14,633)	-
Additions to mineral properties, net of cost recoveries	-	(2)
Additions to restricted cash	-	(312)
Purchases of equipment	(575)	(143)
Proceeds from sale of marketable securities	114	-
Net cash and cash equivalents used in investing activities	(15,094)	(664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	773	68,196
Net cash and cash equivalents provided by financing activities	773	68,196

Increase/(decrease) in cash and cash equivalents	(35,282)	60,852
Cash and cash equivalents - beginning of the period	72,312	11,460
Cash and cash equivalents - end of the period	$ 37,030	$ 72,312

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
(an exploration stage company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of US Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total
Balance, inception June 3, 1999	-	-	-	-	-	-
Shares issued:
For seed shares	1,000,000	68	-	-	-	68
Balance, June 30, 1999	1,000,000	$ 68	$ -	$ -	$ -	$ 68

Shares issued:
For initial public offering	1,500,000	152	-	-	-	152
For private placements	10,199,887	3,402	627	-	-	4,029
For capital transaction	6,977,501	117	-	-	-	117
For debt	375,235	84	-	-	-	84
Share issue costs	-	(49)	-	-	-	(49)
Exercise of options	1,644,500	489	-	-	-	489
Fair value of options	-	334	(334)	-	-	-
Exercise of warrants	4,567,613	1,634	-	-	-	1,634
Capital transaction adjustments	-	1,611	-	-	-	1,611
Stock-based compensation	-	-	1,210	-	-	1,210
Net loss since inception	-	-	-	-	(6,987)	(6,987)
Balance, June 30, 2009	26,264,736	$ 7,842	$ 1,503	$ -	$ (6,987)	$ 2,358

Transitional adjustment for Issue 07-5	-	-	-	-	(334)	(334)
Shares issued:
For private placement	2,200,000	2,997	-	-	-	2,997
For short-form prospectus	2,531,501	6,871	-	-	-	6,871
For mineral property acquisition	520,000	1,732	-	-	-	1,732
Share issue costs	-	(1,151)	311	-	-	(840)
Exercise of options	482,000	290	-	-	-	290
Fair value of options	-	234	(234)	-	-	-
Exercise of warrants	144,500	142	-	-	-	142
Fair value of warrants	-	58	-	-	-	58
Stock-based compensation	-	-	525	-	-	525
Net loss for the period	-	-	-	-	(2,792)	(2,792)
Balance, June 30, 2010	32,142,737	$ 19,015	$ 2,105	$ -	$ (10,113)	$ 11,007

Shares issued:
For short-form prospectus	6,394,000	56,568	-	-	-	56,568
Share issue costs	-	(6,271)	-	-	-	(6,271)
Exercise of options	1,537,500	1,341	-	-	-	1,341
Fair value of options	-	985	(985)	-	-	-
Exercise of Agents' options & warrants	400,473	2,410	-	-	-	2,410
Fair value of Agents' options & warrants	-	1,390	970	-	-	2,360
Exercise of warrants	3,601,964	11,788	-	-	-	11,788
Fair value of warrants	-	4,131	-	-	-	4,131
Stock-based compensation	-	-	7,414	-	-	7,414
Unrealized loss on marketable securities	-	-	-	3	-	3
Net loss for the period	-	-	-	-	(16,658)	(16,658)
Balance, June 30, 2011	44,076,674	$ 91,357	$ 9,504	$ 3	$ (26,771)	$ 74,093

Exercise of options - cash	179,000	269	-	-	-	269
Exercise of options - fair value	-	209	(209)	-	-	-
Exercise of warrants - cash	108,571	504	-	-	-	504
Exercise of warrants - fair value	-	161	-	-	-	161
Stock-based compensation	-	-	10,757	-	-	10,757
Unrealized loss on marketable securities	-	-	-	(48)	-	(48)
Net loss for the period	-	-	-	-	(34,994)	(34,994)
Balance, June 30, 2012	44,364,245	$ 92,500	$ 20,052	$ (45)	$ (61,765)	$ 50,742

Exercise of options - cash	585,624	390	-	-	-	390
Exercise of options - fair value	-	366	(366)	-	-	-
Stock-based compensation	-	-	1,643	-	-	1,643
Unrealized loss on marketable securities	-	-	-	2	-	2
Net loss for the period	-	-	-	-	(15,430)	(15,430)
Balance, December 31, 2012	44,949,869	$ 93,256	$ 21,329	$ (43)	$ (77,195)	$ 37,347

Shares issued:
For private placement	2,677,376	8,000	-	-	-	8,000
Share issue costs	-	(743)	143	-	-	(600)
Stock-based compensation	-	-	1,378	-	-	1,378
Unrealized loss on marketable securities	-	-	-	43	-	43
Net loss for the period	-	-	-	-	(22,246)	(22,246)
Balance, December 31, 2013	47,627,245	$ 100,513	$ 22,850	$ -	$ (99,441)	$ 23,922

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

1.  DESCRIPTION OF BUSINESS

Rare Element Resources Ltd. (collectively referred to as “Rare Element,” the “Company,” “our,” “we” or “us”) operates in the mining industry and is focused on advancing its Bear Lodge REE Project.  Currently, the Company is undertaking advanced engineering and technical studies while working towards obtaining the necessary operating permits that will allow the Company to develop the Bear Lodge REE Project and begin commercial rare earth production at some time in the future.  As such, we are defined by U.S. GAAP as an exploration stage entity.  To date, we have no revenue and have an accumulated operating deficit of $99,441, of which $55,205 is attributable to the exploration and advancement of our mineral property interests.

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

2.  BASIS OF PRESENTATION

Principles of consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and are inclusive of the accounts of Rare Element Resources Ltd. and its directly and indirectly held wholly-owned subsidiaries, which consist of its wholly-owned subsidiary Rare Element Holdings Ltd. (“Holdings”) and Holdings’ wholly-owned subsidiary, Rare Element Resources, Inc.  Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year.  Rare Element Resources Ltd. was incorporated under the laws of the Province of British Columbia on June 3, 1999.

Fiscal year-end change

On September 7, 2012, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. Consequently, on March 18, 2013, we filed a Transition Report on Form 10-K for the six-month transition period ended December 31, 2012. The intent of the change was to align the reporting of our financial results more closely with our peers and to better synchronize our management processes and budget cycles with financial reporting. References in this report to fiscal 2012, 2011 and 2010 indicate the twelve-month periods ended June 30, 2012, 2011 and 2010, respectively. Financial information in these notes with respect to the year ended December 31, 2012 is unaudited.

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Cash and cash equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2013 and 2012 and at June 30, 2012 and 2011, cash and cash equivalents consisted of $23,902, $24,985, $37,030 and $72,312, respectively, of funds held in bank accounts with financial institutions in both Canada and the U.S.

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

Restricted cash

The Company maintains at times cash deposits and/or surety bonds, as required by regulatory bodies as assurance for the funding of future reclamation costs associated with the Company’s asset retirement obligation.  These funds held in cash deposits and/or used as collateral for surety bonds are restricted to that purpose and are not available for the Company’s use until the reclamation obligations have been fulfilled.  Restricted cash is classified as a non-current asset.

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

Changes in our current and non-current asset retirement obligations are summarized in the following table:

	Year ended December 31,	Six months ended December 31,	Periods ended June 30,
	2013	2012	2012	2011

Balance, beginning of period	$ 389	$ 435	$ 101	$ -

Additions	54	116
Releases	(30)	(178)
Revisions to cost estimates	2	16	334	101
Balance, end of period	$ 415	$ 389	$ 435	$ 101

Derivative instruments

From time to time, the Company may use derivative financial instruments to manage its foreign currency risks. All derivative financial instruments are classified as current liabilities and are accounted for at trade date. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related. The Company re-measures all derivative financial instruments as of the date of the balance sheet based on fair values derived from option pricing models. Gains or losses arising from changes in fair value of derivatives are recognized in the Consolidated Statements of Loss, except for derivatives that are highly effective and qualify for cash flow or net investment hedge accounting.  Currently, the Company does not have any derivatives that are highly effective and qualify for cash flow or net investment hedging.

Common shares

Common shares issued for non-monetary consideration are recorded at fair market value based upon the trading price of our shares on the TSX or the NYSE MKT on the share issuance date.  Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

Foreign currency translation

Our functional currency is the U.S. dollar. All of our foreign subsidiaries are direct and integral components of the Company and are dependent upon the economic environment of our functional currency. Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with the Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” and accordingly, translation gains and losses are reported in the loss for that period. Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

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

The fair value of share-based compensation awards issued to non-employees is determined on the measurement date of such awards.  The measurement date is typically the vesting date.   Upon vesting, the fair value of share-based compensation awards issued to non-employees is calculated using the Black-Scholes option valuation model, and the amount is recorded as an expense with a corresponding increase in additional paid-in-capital.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2013 and 2012 and at June 30, 2012 and 2011, we had 4,700,500, 4,331,000, 4,542,002 and 3,347,502 in potentially dilutive securities, respectively.

Fair value of financial instruments

Our financial instruments may at times consist of cash and cash equivalents, short-term investments, marketable securities, accounts receivable, restricted cash, derivative liabilities, accounts payable and accrued liabilities.  U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

Included within accounts payable, accrued liabilities and other at December 31, 2013 and 2012 is an embedded derivative that has been accounted for in accordance with the Company’s accounting policy as described above.  This embedded derivative represents a foreign currency option that the Company sells within an enhanced yield deposit account that has been included in cash and cash equivalents.  The fair value of the derivative liability associated with this embedded derivative instrument is shown separately as a liability in the table below.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 23,902	$ -	$ 23,902	$ 24,985	$ -	$ 24,985
Short-term investments	-	-	-	-	15,118	15,118
Marketable securities	-	-	-	32	-	32
Total financial assets	$ 23,902	$ -	$ 23,902	$ 25,017	$ 15,118	$ 40,135

Liabilities
Accounts payable and other accrued liabilities	$ 1,425	$ -	$ 1,425	$ 3,415	$ -	$ 3,415
Asset retirement obligation	-	415	415	-	389	389
Derivative liabilities	-	103	103	-	33	33
Total financial assets and liabilities	$ 25,327	$ 518	$ 25,845	$ 28,432	$ 15,540	$ 43,972

Derivative liabilities noted above are included within accounts payable and other accrued liabilities as presented on the Consolidated Balance Sheets.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of the fiscal years ended June 30, 2012 and 2011, and indicates the fair value hierarchy:

	June 30, 2012			June 30, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 37,030	$ -	$ 37,030	$ 72,312	$ -	$ 72,312
Short-term investments	-	14,633	14,633	-	-	-
Marketable securities	74	-	74	53	-	53
Restricted cash	422	-	422	422	-	422
Total financial assets	$ 37,526	$ 14,633	$ 52,159	$ 72,787	$ -	$ 72,787

Liabilities
Accounts payable and other accrued liabilities	$ 2,055	$ -	$ 2,055	$ 1,019	$ -	$ 1,019
Derivative liabilities	-	-	-	-	196	196
Total financial assets and liabilities	$ 39,581	$ 14,633	$ 54,214	$ 73,806	$ 196	$ 74,002

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

The derivative liabilities for the fiscal year ended June 30, 2011 were the result of the issuance of common share purchase warrants that were denominated in a currency other than the Company’s functional currency.  The derivative liability represents the fair-value of the common share purchase warrants as of June 30, 2011, as determined by the Black-Scholes option pricing model.  During the fiscal year ended June 30, 2012, the remaining common share purchase warrants were either exercised or expired unexercised.

4.  MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

Bear Lodge Property, Wyoming, USA

The Company, through our indirectly held wholly-owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in a group of unpatented mining claims and 634 acres (257 hectares) of owned property, together which contain:  (1) the Bear Lodge REE Project which contains REE mineralization; and (2) the Sundance Gold Project which contains gold mineralization. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming. These claims were, in part, acquired from Freeport-McMoRan Copper & Gold (“Freeport”) by way of a “Mineral Lease and Option for Deed.”

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

On May 12, 2010, Newmont terminated the option and the Company retained its 100% interest in the mining claims of the entire property. In addition, 327 contiguous claims wholly-owned by Newmont outside the Venture were transferred to the Company. In consideration for transferring these claims, Newmont was granted a right-of-first-refusal on all claims sold or disposed, excluding those containing REE, and a 0.5% net smelter royalty (“NSR”) royalty, for precious and base metals only, on the claims transferred to the Company by Newmont. This agreement honors an arrangement between Newmont and Bronco Creek Exploration Company a wholly-owned subsidiary of Eurasian Minerals Inc. (“Bronco Creek”), on Newmont’s formerly wholly-owned claims; Bronco Creek will continue to receive minor payments and will retain a 0.05% NSR royalty on these claims.

The Bear Lodge Property comprises 499 unpatented mining claims located on land administered by the USFS and 634 acres (257 hectares) of owned property for a total of approximately 9,000 acres (3,642 hectares).

	Bear Lodge Property	Eden Lake Property	Nuiklavik Property	Total

Mineral property costs, June 30, 2009	$ -	$ -	$ -	$ -
Acquisition costs	27	1,007	725	1,759
Cost recovery for property under option	-	(48)	-	(48)
Mineral property costs, June 30, 2010	$ 27	$ 959	$ 725	$ 1,711

Acquisition costs	-	-	2	2
Cost recovery for property under option		(44)		(44)
Mineral property costs, June 30, 2011	$ 27	$ 915	$ 727	$ 1,669

Write-down of mineral properties	-	(915)	(727)	(1,642)
Mineral property costs, as at June 30, 2012, December 31, 2012 and 2013	$ 27	$ -	$ -	$ 27

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

5.  EQUIPMENT AND LAND

At December 31, 2013 and 2012 equipment consisted of the following:

	December 31, 2013			December 31, 2012

	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 169	$ 118	$ 51	$ 167	$ 77	$ 90
Furniture	111	48	63	111	27	84
Geological equipment	488	217	271	357	125	232
Vehicles	208	72	136	144	33	111
	$ 976	$ 455	$ 521	$ 779	$ 262	$ 517

At June 30, 2012 and 2011 equipment consisted of the following:

	For the fiscal years ended June 30,
	2012			2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 160	$ 46	$ 114	$ 46	$ 13	$ 33
Furniture	98	19	79	45	4	41
Geological equipment	359	70	289	97	26	71
Vehicles	144	18	126	-	-	-
	$ 761	$ 153	$ 608	$ 188	$ 43	$ 145

Depreciation expense for the year ended December 31, 2013 and six-month period ended December 31, 2012 was $197 and $90, respectively.  Depreciation expense for the fiscal years ended June 30, 2012 and 2011 was $123 and $38, respectively. We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

On April 29, 2013, we completed a land acquisition from the State of Wyoming in conjunction with a third-party land exchange resulting in an additional 640 acres owned by the Company and subject to a royalty retained by the State of Wyoming. The royalty is a non-participating interest at the royalty rate commensurate with the state or federal royalty rate for any such mineral(s), whichever is higher, at the time of development. The property is immediately adjacent to our mine site, and the cash consideration paid was $980.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

6.  ADDITIONAL PAID IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009, following certain amendments to the FSOP. The FSOP expired upon the adoption of the 10% Rolling Stock Option Plan, which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  Under the FSOP, we could grant stock options up to 5,779,347 common shares to eligible directors, officers, employees or consultants.  The maximum term of an option was five years.  The exercise price of an option was not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the TSX and the NYSE MKT.  All options granted under the FSOP vested as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2013, there were 2,465,000 stock options outstanding under the FSOP with a weighted-average exercise price of $7.06.  As of December 31, 2013, all outstanding options were exercisable.

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution the terms of a new plan, the RSOP, which established the maximum number of common shares which may be issued under the RSOP as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the RSOP, our Board of Directors may from time-to-time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is ten years. The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the TSX and the NYSE MKT. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2013, there were 2,235,500 stock options outstanding under the RSOP with a weighted-average exercise price of $3.74.  As of December 31, 2013, there were 1,486,000 stock options that were exercisable under the RSOP with a weighted-average exercise price of $4.55.

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

	For the year ended December 31,	For the six-month period ended December 31,	For the fiscal years ended June 30,
	2013	2012	2012	2011
Risk-free interest rate	0.59 – 0.75%	0.35 - 0.39%	0.12 - 0.36%	2.10 - 2.36%
Expected volatility	80 – 84%	80%	80%	109 - 112%
Expected dividend yield	Nil	Nil	Nil	Nil
Expected term in years	3	3	3 - 5	5
Estimated forfeiture rate	0 – 3.9%	0%	0%	0%

The fair value of stock option awards granted to consultants of the Company is estimated on the vesting date using the Black-Scholes option pricing model and the closing price of our common shares as quoted on either the TSX or NYSE MKT on the vesting date.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes models are as follows:

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

	For the year ended December 31,	For the six-month period ended December 31,	For the fiscal years ended June 30,
	2013	2012	2012	2011
Risk-free interest rate	0.36 – 0.52	0.35 - 0.39	0.19 - 0.71%	0.67 - 1.28%
Expected volatility	80 - 84%	80 - 109%	80 - 113%	109 - 113%
Expected dividend yield	Nil	Nil	Nil	Nil
Expected term in years	3 - 5	3 - 5	3 - 5	5

The following table summarizes stock option activity for the year ended December 31, 2013, six-month period ended December 31, 2012 and for each of the fiscal years ended June 30, 2012 and 2011:

	For the year ended December 31,		For the six-month period ended December 31,		For the fiscal years ended June 30,
	2013		2012		2012		2011
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Outstanding, beginning of period	4,331,000	$ 6.42	4,331,000	$ 5.84	3,136,500	$ 6.16	3,236,000	$ 1.27

Granted	622,500	1.59	610,000	3.97	1,616,000	6.05	1,438,000	11.48
Exercised	-	-	(610,000)	0.77	(179,000)	1.47	(1,537,500)	0.85
Cancelled/Forfeited	(253,000)	6.56	-	-	(242,500)	14.57	-	-

Outstanding, end of period	4,700,500	$ 5.51	4,331,000	$ 6.42	4,331,000	$ 5.84	3,136,500	$ 6.16

Exercisable, end of period	3,951,000	$ 6.15	3,146,200	$ 7.01	3,101,000	$ 5.51	1,503,100	2.14

Weighted-average fair value per share of options granted during period	$ 0.84		$ 2.04		$ 3.83		$ 8.91

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price

$0.50 - $3.00	1,347,500	2.68	$ 1.80	786,000	1.16	$ 1.98
$3.01 - $6.00	1,797,000	3.07	4.42	1,609,000	2.97	4.49
$6.01 - $9.00	310,000	2.62	8.12	310,000	2.62	8.12
$9.01 - $12.00	1,075,000	2.23	9.84	1,075,000	2.23	9.84
$12.01 +	171,000	2.03	14.27	171,000	2.03	14.27

	4,700,500	2.70	$ 5.51	3,951,000	2.34	$ 6.15

A summary of stock option activity as of December 31, 2013 and changes during the year then ended is presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,184,800	$ 2.32
Granted	622,500	0.84
Vested	(1,026,000)	2.31
Forfeited	(31,600)	2.42
Non-vested at December 31, 2013	749,500	1.11

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

The stock-based compensation cost recognized in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2013 was $1,378. The stock-based compensation cost recognized in our consolidated statements of operations and comprehensive loss for the six month period ended December 31, 2012 was $1,637. The stock-based compensation cost recognized in our consolidated statements of loss and comprehensive loss for the fiscal years ended June 30, 2012 and 2011 was $10,757 and $7,414, respectively.  As at December 31, 2013, there was $414 of unrecognized compensation cost related to 749,500 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.76 years. The total intrinsic value of options exercised in each of the periods ended December 31, 2013 and 2012 and June 30, 2012 and 2011 was nil, $1,938, $679 and $1,528, respectively. At December 31, 2013, the aggregate intrinsic value of outstanding and exercisable stock options was $260 and $151, respectively.

Agents’ Options and Warrants

The Company issued to investors 1,338,688 warrants, each exercisable for one common share of its common stock, in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant is $4.15 and three years, respectively. The warrants are not exercisable until six months after their issuance date.

The oversubscription rights were exercisable for up to a maximum of 803,213 of additional warrants, depending on the market price at the time of exercise of the oversubscription rights.  The oversubscription rights were not exercised.

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

The following table summarizes activity for agents’ options and warrants for the year ended December 31, 2013, the six-month period ended December 31, 2012 and for each of the fiscal years ended June 30, 2012 and 2011:

	For the year ended December 31, 2013		For the six-month period ended December 31,		For the fiscal years ended June 30,
			2012		2012		2011
	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (USD$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)

Outstanding, beginning of period	-	$ -	211,002	$ 9.00	211,002	$ 9.00	151,890	$ 3.50

Granted	1,472,557	4.15	-	-	-	-	383,640	9.00
Exercised	-	-	-	-	-	-	(324,528)	6.43
Expired	-	-	(211,002)	9.00	-	-	-	-

Outstanding, end of period	1,472,557	$ 4.15	-	$ -	211,002	$ 9.00	211,002	$ 9.00

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

7.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013:

•

$18 was paid to Donald E. Ranta for providing consulting services to the Company. Mr. Ranta serves as Chairman of the Company’s Board of Directors. As of December 31, 2013, there were no outstanding amounts owed to Mr. Ranta.

•

Mark Brown resigned from the Board of Directors on April 18, 2013. At that time, he ceased to be a related party, and the company he controlled also ceased to be a related party.  During the period January 1, 2013 to April 18, 2013, $16 was charged by Mark Brown’s private company for providing consulting services.

During the six-month periods ended December 31, 2012:

•

$30 was paid to Donald E. Ranta for providing consulting services to the Company. As of December 31, 2012, there were no outstanding amounts owed to Mr. Ranta.

•

Mark Brown was re-elected to the Board of Directors on Dec 11, 2012. During the period December 11, 2012 to December 31, 2012, less than $1 was charged by Mark Brown’s private company for providing consulting services.

During the periods ended June 30, 2012 and June 30, 2011:

•

$83 and $230, respectively, was paid to Donald E. Ranta for providing consulting services to the Company.

•

$21 and nil, respectively, was paid to Paul Schlauch for providing legal services to the Company.  Mr. Schlauch serves as a director of Rare Element.

•

On January 31, 2012, Mark Brown resigned from the Board of Directors.  At that time, he ceased to be a related party.  There were no related party charges associated with Mark Brown or his company during the period ended June 30, 2012.  During the period ended June 30, 2011, $282 was charged by Mark Brown’s private company for providing CFO services, accounting and financing services, management services and rent.

Related party expenses are included in corporate general and administrative and investor relations expenses on our Consolidated Statements of Operations and Comprehensive Loss.  Related party transactions were in the normal course of operations and are measured at fair value. The amounts owed bear no interest and are unsecured with no repayment terms.

8.  INCOME TAX

We recognize future tax assets and liabilities for each tax jurisdiction based on the difference between the financial reporting and tax bases of assets and liabilities using the enacted tax rates expected to be in effect when the taxes are paid or recovered.  A valuation allowance is provided against net future tax assets for which we do not consider the realization of such assets to meet the required "more likely than not" standard.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Our future tax assets and liabilities at December 31, 2013 and 2012 and June 30, 2012 and 2011 include the following components:

	As of December 31,	As of December 31,	As of June 30,
	2013	2012	2012	2011
Deferred tax assets:
Current:
Accrued vacation	$ 34	$ 30	$ 27	$ -
Reclamation provision	70	51	-	-
Derivative transactions	35	11	-	-
	139	92	27	-
Non-Current:
Noncapital loss carryforwards, Canada	2,316	2,701	2,623	1,469
Capital loss carryforwards, Canada	3
Net operating loss carryforwards, US	8,122	4,929	3,068	125
Mineral properties	13,421	10,990	7,742	(123)
Share issue costs	-	-	-	910
Reclamation provision	72	81	148	-
Equipment	74	40	19	10
Share based compensation	4,047	4,095	-	-
Research and development	1,186
Other	-	-	-	1
	29,241	22,836	13,600	2,392
Deferred tax assets	29,380	22,928	13,627	2,392
Valuation allowance	(29,380)	(22,928)	(13,627)	(2,392)
Net	$ -	$ -	$ -	$ -

Deferred tax liabilities:
Non-Current:
Other	-	-	-	-
Deferred tax liabilities	-	-	-	-
Net deferred tax asset/(liability)	-	-	-	-

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,		As of June 30,
	2013	2012	2012	2011

Canada	$ 2,756	$ 2,710	$ 2,632	$ 13
United States	26,624	20,218	10,995	2,379
Total valuation allowance	$ 29,380	$ 22,928	$ 13,627	$ 2,392

The valuation allowance increased $6,452 from the period ended December 31, 2012 to the calendar year ended December 31, 2013 and $9,301 from the fiscal year ended June 31, 2012 to the period ended December 31, 2012 and $11,235 from the fiscal years ended June 30, 2011 to 2012. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards ("NOLs"), equity compensation for U.S. residents, exploration spending on mineral properties, research and experimental spending, and change in tax rates.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2013, we had U.S. net operating loss carryforwards of approximately $24,428, which expire from 2018 to 2033.  In addition, we had Canadian non-capital loss carryforwards of approximately CDN$9,405, which expire from 2014 to 2033.  As of December 31, 2013, there were Canadian capital loss carryforwards of CDN$10.  A full valuation allowance has been recorded against the tax effected U.S. and Canadian loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. net operating loss carryforwards.  No Section 382 study has been completed; therefore, the actual usage of U.S. net operating loss carryforwards has not been determined.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended December 31, 2013.  Our NOL carryforwards referenced above at December 31, 2013 and 2012 include $125 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in the NOL carryforwards referenced above, the related tax benefit of $42 will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce our current taxes payable for the periods ending December 31, 2013 or 2012, these tax benefits are not reflected in the deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the year ended December 31,	For the six-month period ended	For the fiscal years ended
		December 31,	June 30,
	2013	2012	2012	2011

Canada	$ (1,038)	$ 457	$ (15,572)	$ (8,057)
United States	(21,208)	(15,887)	(19,422)	(8,600)
	$ (22,246)	$ (15,430)	$ (34,994)	$ (16,657)

The provision for income taxes includes the following components:

	As of December 31,		As of June 30,
	2013	2012	2012	2011

Current
Canada	$ -	$ -	$ -	$ -
United States	-	-	-	-
	-	-	-	-

Deferred
Canada	$ -	$ -	$ -	$ -
United States	-	-	-	-
	-	-	-	-
Income tax expense (recovery)	$ -	$ -	$ -	$ -

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,	As of June 30,
	2013	2012	2012	2011

Net income (loss)	$ (22,246)	$ (15,430)	$ (34,994)	$ (16,657)
Statutory tax rate	25.75%	25.00%	25.00%	12.82%
Tax expense (recovery) at statutory rate	(5,728)	(3,857)	(8,749)	(2,136)

Foreign tax rates	(1,372)	(1,695)	(2,911)	(1,290)
Change in tax rates	162	(1,067)	(9)	-
Share issuance costs amortization	(243)	(91)	300	-
Stock based compensation	391	(2,617)	2,689	-
Nondeductible expenses	8	10	669	2,780
Prior year true-up for loss carryovers	851	(231)	(353)
Prior year true-up for property basis adjustments	(521)	246	(2,876)
Unrecognized benefit of non capital losses	-	-	-	645
Other	0	1	4	1
Change in valuation allowance	6,452	9,301	11,236	-
Income tax expense (recovery)	$ -	$ -	$ -	$ -

We do not have any unrecognized income tax benefits.  Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Rare Element and its wholly-owned subsidiary, Rare Element Resources Holdings, file income tax returns in the Canadian federal jurisdiction and provincial jurisdictions, and its wholly-owned subsidiary, Rare Element Resources Inc., files in the U.S. federal jurisdiction and various state jurisdictions.  The years still open for audit are generally the current year plus the previous three.  However, because we have NOLs carrying forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

9.  COMMITMENTS AND CONTINGENCIES

Restricted cash

On August 28, 2012, the Company received notification from the Wyoming Department of Environmental Quality (“WDEQ”) that the WDEQ had accepted a surety bond in the amount of $430 for our required reclamation program for land disturbances that occur during our exploration programs at the Bear Lodge REE Project.  Upon acceptance, the WDEQ released the previously restricted funds back to the Company.  The surety bond does not require the Company to restrict any cash as collateral.  As such, the $422 discussed below and previously recorded as restricted cash was reclassified to cash and cash equivalents during the six-month period ended December 31, 2012.

During each of August 2010, August 2009 and July 2004, the Company made deposits totaling $420 with the WDEQ in the name of the Company’s indirectly held, wholly-owned subsidiary Rare Element Resources Inc.  These deposits were required by the WDEQ to reclaim the ground disturbed during our exploration programs at the Bear Lodge Property.

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

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Supplemental cash flow information for the year ended December 31, 2013 and the six-month period ended December 31, 2012 is as follows:

	For the year ended December 31,	For the six-month period ended December 31,
	2013	2012
Other Information Interest received	$ 531	$ 178

Supplemental cash flow information for the fiscal years ended June 30, 2012 and 2011 is as follows:

	For the fiscal years ended June 30,
	2012	2011
Non-cash information
Shares issued for acquisition of mineral property	$ -	$ -
Shares received as consideration for mineral property option	-	44
Net non-cash items (used in)/provided by investing activities	$ -	$ 44

Fair value of warrants issued as payment for agents' fees	-	(2,360)
Net non-cash items used in financing activities	$ -	$ (2,360)

Total non-cash consideration (used)/provided	$ -	$ (2,316)
Other information
Interest received	$ 494	$ 350

11.  RETIREMENT PLAN

Beginning on January 1, 2012, the Company began sponsoring a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent, full-time U.S. employees after the first day of the month following their hire date. Employees can contribute up to 100% of their compensation, but not to exceed the maximum allowable contribution amount under IRS rules.  We match 100% of an employee’s contributions up to 3% and 50% of an employee’s contribution between 4%-5% for a total contribution of up to 4%.  The Company’s contributions vest immediately.  Our expense to match employee contributions made during the year ended December 31, 2013, the six months ended December 31, 2012 and the fiscal year ended June 30, 2012 was $95, $45 and $28, respectively.

12.  SEGMENTED INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

RARE ELEMENT RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of US Dollars, except share and per share amounts, unless otherwise noted)

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the year ended December 31, 2013, the six-month period ended December 31, 2012 and for the fiscal years ended June 30, 2012 and 2011 are as follows (in thousands, except per share amounts):

For the year ended December 31,

2013	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (5,739)	$ (6,855)	$ (5,257)	$ (4,395)
Basic and diluted loss per share	$ (0.12)	$ (0.15)	$ (0.12)	$ (0.10)

For the six-month period ended December 31,

2012			2nd Quarter	1st Quarter
Total revenue			$ -	$ -
Net loss			$ (9,572)	$ (5,858)
Basic and diluted loss per share			$ (0.22)	$ (0.13)

For the fiscal years ended June 30,

2012	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (8,616)	$ (5,317)	$ (10,127)	$ (10,934)
Basic and diluted loss per share	$ (0.19)	$ (0.12)	$ (0.23)	$ (0.25)

2011	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (7,148)	$ (1,633)	$ (2,571)	$ (5,305)
Basic and diluted loss per share	$ (0.16)	$ (0.04)	$ (0.07)	$ (0.16)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2013. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2013, our internal controls over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2013 has been audited by EKS&H LLLP, the independent registered public accounting firm that audited our Financial Statements included in this Annual Report.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the section entitled “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	/s/ Paul H. Zink
	Randall J. Scott, President, Chief Executive Officer and Director	Paul H. Zink, Senior Vice President and Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: March 17, 2014	Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Per:	/s/ Lowell Shonk
Lowell Shonk, Director
Date: March 17, 2014

Per:	/s/ M. Norman Anderson
M. Norman Anderson, Director
Date: March 17, 2014

Per:	/s/ Norman W. Burmeister
Norman W. Burmeister, Director
Date: March 17, 2014

Per:	/s/ Gerald Grandey
Gerald Grandey, Director
Date: March 17, 2014

Per:	/s/Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 17, 2014

Per:	/s/Donald E. Ranta
Donald E. Ranta, Director and Chairman of the Board of Directors
Date: March 17, 2014

Per:	/s/ Frank S. Mooney
Frank S. Mooney, Director
Date: March 17, 2014

Per:	/s/Randall J. Scott
Randall J. Scott, President, CEO and Director Principal Executive Officer
Date: March 17, 2014

Per:	/s/Paul H. Zink
Paul H. Zink, SVP and CFO, Principal Accounting and Financial Officer Date: March 17, 2014

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR as filed with the SEC on November 17, 2009)
4.1

Shareholder Rights Plan Agreement, dated as of November 10, 2010, between the Company and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 2.1 to the Form 8-A filed on December 17, 2010

10.1

Purchase and Sale Agreement with VMS Ventures Inc., Strider Resources Limited and Daniel Ziehlke to acquire Eden Lake REE Project, dated October 30, 2009 (incorporated by reference to Exhibit 4 to the Company’s Form 20-FR/A as filed with the SEC on December 22, 2009).

10.2

Agreement with Altius Resources Inc. whereby the Company acquired the Nuiklavik Property, dated January 6, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.3

Mining Option Agreement between Medallion Resources Ltd. and the Company, dated February 17, 2010, whereby Medallion could acquire a 65% interest in the Eden Lake Property (incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.4

Amendment to Mining Option Agreement with Medallion Resources Ltd., dated September 15, 2010 (incorporated by reference to Exhibit 99.4 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.5

Agreement between Newmont North American Exploration Limited and Paso Rico (USA), Inc. / the Company whereby Newmont North American Exploration Limited terminated its right to acquire a 65% interest in the Bear Lodge Property, dated May 14, 2010 (incorporated by reference to Exhibit 99.3 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.6	Consulting Agreement between Rare Element and Donald E. Ranta, dated September 1, 2007(incorporated by reference to Exhibit 4.1 to the Company’s Form 20-FR as filed with the SEC on November 17, 2009)
10.7

Employment Agreement with David Suleski, Chief Financial Officer, dated October 7, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

10.8

Employment Agreement with Jaye T. Pickarts, Chief Operating Officer, dated March 1, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K as filed with the SEC on September 28, 2011)

10.9

Employment Agreement with James Clark, Vice President, Exploration, dated October 1, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

10.10

Employment Agreement with George G. Byers, Vice President, Government and Community Relations, dated February 11, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

10.11	Incentive Share Option Plan of the Company dated December 11, 2002,as amended (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.12	Addendum to Incentive Share Option Plan of the Company, dated November 23, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.13	Addendum to Incentive Share Option Plan of the Company, dated December 3, 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.14	Addendum to Incentive Share Option Plan of the Company, dated December 5, 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.15	Addendum to Incentive Share Option Plan of the Company, dated December 7, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.16	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011).
10.17

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.18	Employment Agreement with Randall J. Scott, dated December 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 19, 2011)
10.19	Employment Agreement with Kelli C. Kast, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on July 3, 2012)
10.20	Form of Severance Compensation Agreement with Randall J. Scott, dated April 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on April 26, 2013)
10.21

Placement Agent Agreement, dated September 24, 2013, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)

10.22

Securities Purchase Agreement, dated September 24, 2013, by and among the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)

10.23	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)
10.24

Change in Control Agreement, dated January 27, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 29, 2014)

10.25

Severance Compensation Agreement, dated January 27, 2014, between Kelli Kast-Brown and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on January 29, 2014)

10.26	Professional Services Agreement between the Company and Applied Petrographics, dated January 31, 2014 +
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on September 28, 2011)
23.1	Consent of EKS&H, LLLP +
23.2	Consent of DeVisser Gray LLP, Chartered Accountants +
23.3	Consent of Alan Noble, Ore Reserves Engineering +
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act +
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act +
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

+ Filed herewith.

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.