Form 10-Q
period 2014-03-31
RARE ELEMENT RESOURCES LTD
filed 2014-05-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of May 7, 2014:  47,707,216

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operation in future periods, planned exploration and evaluation of our properties, timing for completion of feasibility studies, technical reports and permitting milestones for the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project”), efforts to build stakeholder support for the Bear Lodge REE Project at the federal, state, and local levels, potential offtake and/or strategic partner relationship agreements, the prospects for downstream elemental separation of our rare earth oxide concentrate output from our hydrometallurgical process, potential additional  drilling programs, our future capital needs and our ability to meet these needs, our ability to obtain additional financing and plans related to our business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

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

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2013, including, without limitation, risks associated with:

•

our history of losses and need for additional financing;

•

our lack of history of producing metals from our mineral properties;

•

numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge REE Project;

•

the potential outcome of a pending, updated pre-feasibility study that may indicate Bear Lodge REE Project economics that are less favorable;

•

the exploration, development and operations of our Bear Lodge REE Project;

•

increased costs affecting our financial condition;

•

volatile rare earth markets, including fluctuations in demand for, and prices of, rare earth products;

•

establishing adequate distribution channels to place our product(s);

•

competition in the mining and rare earths industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements and the establishment of new uses and markets for rare earth products;

•

the specific product(s) from our project potentially having a limited number of customers, which could limit our bargaining power and profitability;

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

•

potential shortages of equipment and supplies;

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

•

foreign currency fluctuations;

•

our dependence on key personnel;

•

our directors, officers or key contractors may be engaged in other businesses;

•

enforcement of civil liabilities in the United States;

•

our securities, including in relation to both company performance and general security market conditions; and

•

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report or Transition Reports on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 19,765	$ 23,902
Interest receivable	-	4
Accounts receivable	20	29
Prepaid expenses	313	402
Total Current Assets	20,098	24,337

Equipment, net	502	521
Land	980	980
Mineral properties	27	27
Total Assets	$ 21,607	$ 25,865

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,555	$ 1,528
Asset retirement obligation	204	204
Total Current Liabilities	1,759	1,732

Asset retirement obligation	211	211
Total Liabilities	1,970	1,943

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2014 - 47,707,216, December 31, 2013 - 47,627,245	100,652	100,513
Additional paid in capital	22,857	22,850
Accumulated deficit during exploration stage	(103,872)	(99,441)
Total Shareholders' Equity	19,637	23,922

Total Liabilities and Shareholders' Equity	$ 21,607	$ 25,865

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
(an exploration stage company)
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three-months ended March 31,		Cumulative during exploration
	2014	2013	stage

Operating income (expenses):
Exploration and evaluation	$ (2,821)	$ (1,939)	$ (58,026)
Corporate administration	(1,348)	(1,694)	(43,550)
Depreciation	(52)	(49)	(511)
Write-down of mineral property	-	-	(2,924)
Total operating expenses	(4,221)	(3,682)	(105,011)

Non-operating income (expenses):
Interest income	29	97	2,237
Gain/(loss) on currency translation	(346)	(821)	(247)
Other income (expense)	-	-	(30)
Loss on sale of marketable securities	-	(39)	(57)
Gain/(loss) on derivatives	107	50	(764)
Total non-operating income (expense)	(210)	(713)	1,139

Net loss	$ (4,431)	$ (4,395)	$ (103,872)

Other comprehensive loss
Realized loss on available-for-sale securities	$ -	$ 39	$ 57
Unrealized (gain)/loss on available-for-sale securities	-	4	(57)

COMPREHENSIVE LOSS	$ (4,431)	$ (4,352)	$ (103,872)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.09)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,704,550	44,949,869

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the three-months ended March 31,		Cumulative during exploration
	2014	2013	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (4,431)	$ (4,395)	$ (103,872)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	52	49	511
Asset retirement obligation	-	38	415
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Realized gain on derivatives	(5)	-	(155)
Unrealized (gain)/loss on derivatives	(103)	(50)	918
Write-down of mineral property	-	-	1,891
Gain on currency translation	-	-	(17)
Loss on disposal of marketable securities	-	39	57
Gain on disposal of equipment	-	-	(3)
Stock-based compensation	188	575	23,115
	(4,299)	(3,744)	(77,155)
Changes in non-cash working capital
Accounts receivable	9	(41)	(161)
Interest receivable	4	302	(8)
Prepaid expenses	89	6	(325)
Accounts payable and accrued liabilities	135	(2,788)	1,521
Due to related party	-	-	(28)
Net cash and cash equivalents used in operating activities	(4,062)	(6,265)	(76,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	-	(9,823)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Release of restricted cash	-	-	422
Purchases of equipment	(33)	(90)	(1,014)
Purchase of land	-	-	(980)
Proceeds from sale of marketable securities	-	36	186
Proceeds from sale of short-term investments	-	15,087	24,941
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	(33)	5,210	(1,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	(42)	-	102,274
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by financing activities	(42)	-	97,468

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(4,137)	(1,055)	19,765
Cash and cash equivalents - beginning of the period	23,902	24,985	-
Cash and cash equivalents - end of the period	$ 19,765	$ 23,930	$ 19,765

See Note 8 for supplemental disclosure with respect to cash flows.

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeastern Wyoming on the Bear Lodge Property.  The Bear Lodge REE Project consists of a large disseminated REE deposit and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The REE deposit is the second highest grade REE deposit identified in North America and one of the highest grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements (“CREEs”), which the Company defines as neodymium, europium, dysprosium, praseodymium, terbium, and yttrium.  At present, we are undertaking advanced engineering, process confirmation, geological modeling and technical studies while working toward obtaining the necessary permits and licenses to enable us to develop the Bear Lodge REE Project. We intend to commission the project in late 2016, subject to permitting, financing and other factors.  In accordance with U.S. GAAP, we are an exploration stage entity.  To date, we have no revenue and have an accumulated operating deficit of $103,872 of which $58,026 is attributable to the exploration of our mineral interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development, mining and processing of economic mineral reserves at the Bear Lodge REE Project, on our ability to obtain the necessary permits and licenses to mine and process these mineral reserves and on the future profitable production of these mineral reserves.  Development and/or start-up of the Bear Lodge REE Project is also dependent upon our ability to obtain the necessary financing to construct and complete the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2013, which were included in our Annual Report on Form 10-K for the period ended December 31, 2013.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2014, and the results of our operations and cash flows for the three-months ended March 31, 2014 and 2013 in conformity with U.S. GAAP.  Interim results of operations for the three-months ended March 31, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the relatively low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. As of March 31, 2014, the Company had no such deposits. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 19,765	$ -	$ 19,765	$ 23,902	$ -	$ 23,902
Total financial assets	$ 19,765	$ -	$ 19,765	$ 23,902	$ -	$ 23,902

Liabilities
Accounts payable and other accrued liabilities	$ 1,555	$ -	$ 1,555	$ 1,425	$ -	$ 1,425
Asset retirement obligation	-	415	415	-	415	415
Derivative liabilities	-	-	-	-	103	103
Total financial assets and liabilities	$ 21,320	$ 415	$ 21,735	$ 25,327	$ 518	$ 25,845

4.

EQUIPMENT

	March 31, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 189	$ 129	$ 60	$ 169	$ 118	$ 51
Furniture	111	52	59	111	48	63
Geological equipment	488	243	245	488	217	271
Vehicles	221	83	138	208	72	136
	$ 1,009	$ 507	$ 502	$ 976	$ 455	$ 521

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of shares issued	Common shares ($)

As of December 31, 2013	47,627,245	$ 100,513

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	79,971	139

Issued during the three-months ended March 31, 2014	-	-

As of March 31, 2014	47,707,216	$ 100,652

On January 2, 2014, a cashless exercise was made resulting in the issuance of 79,971 shares.  Due to the nature of the cashless exercise, no cash was received by the Company.

Warrants

Outstanding warrants include 1,338,688 warrants, each exercisable for one common share of the Company’s common stock, issued to investors in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant is $4.15 and three years, respectively.

In addition, the Company issued to an agent in connection with the September 27, 2013 financing 133,869 warrants, under the same terms as those issued to investors.

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of March 31, 2014, we had 2,115,000 options outstanding under our FSOP, as amended, and 2,155,500 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and our common shares price on the date of grant. The Company did not issue any stock option awards during the three-months ended March 31, 2014. The significant assumptions used to estimate the fair value of stock options awarded during the three-months ended March 31, 2013, using a Black-Scholes model are as follows:

	March 31,
	2014	2013
Risk-free interest rate	n/a	0.44%
Expected volatility	n/a	80%
Expected dividend yield	n/a	Nil
Expected term in years	n/a	3

The compensation expense recognized in our consolidated financial statements for the three-months ended March 31, 2014 and 2013 for stock option awards was $188 and $575, respectively.  As of March 31, 2014, there was $230 of total unrecognized compensation cost related to 621,500 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.7 years.

The following table summarizes our stock option activity for each of the three-month periods ended March 31:

	2014		2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,700,500	$ 5.51	4,331,000	$ 6.42

Granted	-	-	10,000	2.96
Cancelled	(280,000)	6.74	(31,000)	4.72
Exercised	(150,000)	0.52	-	-

Outstanding, end of period	4,270,500	$ 5.44	4,310,000	$ 6.32

Exercisable, end of period	3,649,000	$ 6.06	3,507,800	$ 6.78

Weighted-average fair value per share of options granted during period	$ n/a		$ 1.52

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

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the three-months ended March 31, 2014 and 2013, supplemental cash flow items consisted of interest received of $29 and $399, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month period ended March 31, 2014, has been prepared based on information available to us as of May 7, 2014. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2013, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Presently, we are focused on evaluating and permitting the Bear Lodge REE Project located near Sundance, Wyoming. We plan to develop and produce a mixed rare earth oxide concentrate from the Bear Lodge REE Project, subject to obtaining, among other things, a positive feasibility study, the necessary mining permits and licenses, and the financing required to construct the mine and processing facilities.

As of March 31, 2014, we were considered an exploration stage entity under U.S. GAAP due to the lack of mineral reserves reported under SEC Industry Guide 7.  However, we have updated and reported mineral resources that are National Instrument 43-101 (“NI 43-101”) compliant, a Canadian standard. These resources will be incorporated into our planned pre-feasibility study (“PFS”) update and ultimately into our definitive feasibility study (“DFS”) on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to conduct our current exploration and development plans through 2014. We plan to continue to advance the Bear Lodge REE Project during 2014, with activities including the following:

•

Complete an updated PFS around mid-year 2014 and file an updated NI 43-101 Technical Report addressing project economics and incorporating updated Mineral Resource information and process innovations;

•

Initiate the DFS, which is planned to start in the second half of 2014 and be completed by mid-2015;

•

Achieve key environmental permitting milestones including (i) Environmental Impact Statement (“EIS”) alternatives assessment and impact analysis, (ii) Wyoming Department of Environmental Quality permit and industrial siting permit filings, and (iii) U.S. Nuclear Regulatory Commission possession license application filing;

•

Support the permitting process by continuing to communicate and build stakeholder support for the project at the federal, state, and local levels;

•

Produce additional sample product material for testing and analysis by potential customers to allow the Company to advance one or more offtake and/or strategic partner relationship agreements;

•

Evaluate the technical and economic merits of downstream elemental separation of our high-purity, mixed rare earth oxide concentrate output from our hydrometallurgical process;

•

Complete a limited drilling program and combine district-wide geological/geochemical/ geophysical/mineralogical data to optimize future exploration and exploitation of the district; and

•

Raise additional funding to support the above activities and continue to advance the project in a timely fashion.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended March 31, 2014 was $4,431, or $0.09 per share, compared with our consolidated net loss of $4,395, or $0.10 per share, for the same period in 2013. For the three-month period ended March 31, 2014, the increase in consolidated net loss of $36 from the respective prior period was primarily the result of an increase in exploration and evaluation expenses of $882. This increase was mostly offset by a decrease in corporate administration expenses of $346 and a favorable variance in currency translation of $475.

Exploration and evaluation

Exploration costs were $2,821 for the three-month period ended March 31, 2014 as compared with $1,939 for the same period in 2013.  The increase of $882 from the prior period was mostly the result of spending on the updated pre-feasibility study and pilot plant metallurgical work performed during the first quarter of 2014. Similar costs were not incurred during the first quarter 2013.

Corporate administration

Corporate administration costs decreased to $1,348 for the three-month period ended March 31, 2014, as compared with $1,694 for the same period in 2013. The decrease of $346 from the prior period was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $387 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $29 for the three-month period ended March 31, 2014 as compared with $97 for the same period in 2013.  The decrease in interest income from the prior period is attributable to decreased average cash balances held in interest-bearing accounts during the period as well as decreased average yields as compared with the prior period.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned are converted to U.S. dollars at the current exchange rate. We hold a significant amount of Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, we continue to hold Canadian dollars due to higher investment returns and ongoing Canadian dollar expenses.  A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars.

The loss on currency translation was $346 for the three-month period ended March 31, 2014, as compared with a loss of $821 for the same period in 2013.  The Canadian dollar weakened by 3.8% against the U.S. dollar over the three-month period ended March 31, 2014 and by 2.2% over the three-month period ended March 31, 2013.  The average Canadian cash and cash equivalent balances during the three-month periods ended March 31, 2014 and 2013 were CAD $9.8 million and CAD $32.9 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4,062 for the three-month period ended March 31, 2014, as compared with $6,265 for the same period in 2013. The decrease of $2,203 in cash used is mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for a positive variance of $475 and (b) timing in vendor payments affecting accounts payable accounting for a decreased use of $2,923.  The decreases above were offset by increased spending within exploration of approximately $900 and decreased cash receipts from interest earned of $370.

Investing Activities

Net cash used in investing activities was $33 for the three-month period ended March 31, 2014, as compared with net cash provided of $5,210 for the same period in 2013. The decrease in cash provided by investing activities of $5,243 is primarily due to the net increase in cash from the sale of short-term investments of $5,264 during the three-month period ended March 31, 2013. Similar activity did not occur in the three-month period ending March 31, 2014.

Financing Activities

Net cash used in financing activities was $42 and nil for the three-month periods ended March 31, 2014 and 2013, respectively.  The cash payment in the 2014 period was the result of a cashless employee stock option exercise where the Company was required to withhold and remit associated taxes on behalf of the exercising participant, a Canadian resident.  The participant was issued the remaining net shares upon consideration of the necessary exercise and tax amounts withheld.

Liquidity and Capital Resources

At March 31 2014, our total current assets were $20,098, as compared with $24,337 as of December 31, 2013, which is a decrease of $4,239. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $4,137.

Our working capital as at March 31, 2014 was $18,339, as compared with $22,605 at December 31, 2013.

Our plans for the remainder of 2014 are to continue those programs necessary to advance the Bear Lodge REE Project to a DFS, to continue moving forward with the EIS and permitting processes, and to evaluate the feasibility of incorporating downstream elemental separation of rare earths into our project. The budget contemplates that additional financing would be desired by late 2014 to support our balance sheet and continue the current pace of project spending for further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We intend to exercise or extend the option covering up to 840 acres of private land in Upton, Wyoming in the fourth quarter of 2014.  If we choose to purchase the land, the purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

As of July 30, 2013, we had effective shelf registration statements in the U.S. and Canada.  As of March 31, 2014, the remaining capacity under the shelf filing was $35.9 million in the U.S. and CAD $50.0 million in Canada.

We expect that we will require between $25 million and $50 million of additional funding over the next two years to support the EIS and permitting processes, ongoing engineering, advanced metallurgical test work and other corporate expenses. The amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures for exploration, infrastructure and long lead-time equipment as approved by the Company’s Board of Directors.

The Company projects that it is possible to begin project commissioning by the end of 2016, pending timely permitting and subject to the significant additional financial resources required to develop and construct the Bear Lodge REE Project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the period ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Our market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values as of March 31, 2014. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At March 31, 2014, a 1% fluctuation in the Canadian dollar to U.S. dollar exchange rate would have impacted our consolidated net loss by $84.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. We are not exposed to significant other price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the period ended December 31, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended March 31, 2014, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	May 7, 2014

By:	/s/ Paul H. Zink
Paul H. Zink
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	May 7, 2014

17