Form 10-Q
period 2014-06-30
RARE ELEMENT RESOURCES LTD
filed 2014-08-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of August 7, 2014:  47,707,216

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our anticipated results and developments in our operation in future periods, planned exploration and evaluation of our properties, timing for completion of pre-feasibility studies, definitive feasibility studies, technical reports, permitting, development and production milestones for the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”), the anticipated date for commissioning of the Project, efforts to build stakeholder support for the Bear Lodge REE Project at the federal, state, and local levels, potential offtake and/or strategic partner relationships, the prospects for downstream elemental separation of our rare earth oxide concentrate output from our planned hydrometallurgical process, the results of potential additional  drilling programs, our future capital and financing needs and our ability to meet these needs.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends” (including negative or grammatical variations thereof), or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

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

•

our lack of history of production from our mineral properties;

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

•

technological advancements and the establishment of new uses and markets for rare earth products or the substitution of other materials in applications that currently utilize rare earth products;

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

•

insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or have exclusions from coverage for certain exposures of our business;

•

our land reclamation requirements could become too burdensome or expensive;

•

information technology system disruptions, damage or failures;

•

foreign currency fluctuations;

•

our dependence on key personnel;

•

our directors, officers or key contractors may be engaged in other businesses;

•

enforcement of civil liabilities in the United States;

•

our securities, including in relation to both company performance and general security market conditions; and

•

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company.”

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time-to-time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report or Transition Reports on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 16,076	$ 23,902
Interest receivable	-	4
Accounts receivable	27	29
Prepaid expenses	285	402
Total Current Assets	16,388	24,337

Equipment, net	451	521
Land	980	980
Mineral properties	27	27
Total Assets	$ 17,846	$ 25,865

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 707	$ 1,528
Asset retirement obligation	210	204
Total Current Liabilities	917	1,732

Asset retirement obligation	222	211
Total Liabilities	1,139	1,943

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2014 - 47,707,216, December 31, 2013 - 47,627,245	100,652	100,513
Additional paid in capital	22,987	22,850
Accumulated deficit during exploration stage	(106,932)	(99,441)
Total Shareholders' Equity	16,707	23,922

Total Liabilities and Shareholders' Equity	$ 17,846	$ 25,865

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,		Cumulative during exploration
	2014	2013	2014	2013	stage

Operating income (expenses):
Exploration and evaluation	$ (2,038)	$ (2,917)	$ (4,859)	$ (4,856)	$ (60,064)
Corporate administration	(1,199)	(1,721)	(2,547)	(3,415)	(44,749)
Depreciation	(51)	(48)	(103)	(97)	(562)
Write-down of mineral property	-	-	-	-	(2,924)
Total operating expenses	(3,288)	(4,686)	(7,509)	(8,368)	(108,299)

Non-operating income (expenses):
Interest income	22	78	51	175	2,259
Gain/(loss) on currency translation	197	(684)	(149)	(1,505)	(50)
Other income/(expense)	-	(50)	-	(50)	(30)
Loss on sale of marketable securities	-	-	-	(39)	(57)
Gain/(loss) on derivatives	9	85	116	135	(755)
Total non-operating income/(expenses)	228	(571)	18	(1,284)	1,367

Net loss	$ (3,060)	$ (5,257)	$ (7,491)	$ (9,652)	$ (106,932)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ -	$ -	$ -	$ 39	$ 57
Unrealized gain/(loss) on available-for-sale securities	-	-	-	4	(57)
Total other comprehensive income/(loss)	-	-	-	43	-

COMPREHENSIVE LOSS	$ (3,060)	$ (5,257)	$ (7,491)	$ (9,609)	$ (106,932)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.06)	$ (0.12)	$ (0.16)	$ (0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,707,216	44,949,869	47,705,891	44,949,869

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the six months ended June 30,		Cumulative during exploration
	2014	2013	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (7,491)	$ (9,652)	$ (106,932)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	103	97	562
Asset retirement obligation	17	38	432
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Realized gain on derivatives	(14)	-	(164)
Unrealized (gain)/loss on derivatives	(103)	(135)	918
Write-down of mineral property	-	-	1,891
Gain on currency translation	-	-	(17)
Loss on disposal of marketable securities	-	39	57
Gain on disposal of equipment	-	-	(3)
Stock-based compensation	318	954	23,245
	(7,170)	(8,659)	(80,026)
Changes in non-cash working capital:
Accounts receivable	2	(26)	(168)
Interest receivable	4	303	(8)
Prepaid expenses	116	(35)	(297)
Accounts payable and accrued liabilities	(703)	(1,597)	682
Due to related party	-	-	(28)
Net cash and cash equivalents used in operating activities	(7,751)	(10,014)	(79,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	-	(9,823)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Release of restricted cash	-	-	422
Purchases of equipment	(33)	(91)	(1,014)
Purchase of land	-	(980)	(980)
Proceeds from sale of marketable securities	-	36	186
Proceeds from sale of short-term investments	-	24,941	24,941
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	(33)	14,083	(1,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	(42)	-	102,274
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by (used in) financing activities	(42)	-	97,468

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(7,826)	4,069	16,076
Cash and cash equivalents - beginning of the period	23,902	24,985	-
Cash and cash equivalents - end of the period	$ 16,076	$ 29,054	$ 16,076

See Note 8 for supplemental disclosure with respect to cash flows.

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,”  “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of a large disseminated REE deposit and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The REE deposit is one of the highest grade REE deposits identified in North America and one of the highest grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements (“CREEs”), which the Company defines as neodymium, europium, dysprosium, praseodymium, terbium, and yttrium.  At present, we are undertaking advanced engineering, process confirmation, geological modeling and technical studies while working toward obtaining the necessary permits and licenses to enable us to develop the Bear Lodge REE Project. Currently, we plan to begin commissioning the project in late 2016, subject to permitting, financing and other factors, including, but not limited to, consideration of the pending pre-feasibility study (“PFS”) results, and contractual arrangements with potential off-take customers.  With the PFS due to be completed in the third quarter of 2014, the Company expects to update the anticipated schedule for the Bear Lodge REE Project during the fourth quarter.  In accordance with U.S. GAAP, we are an exploration stage entity.  To date, we have no revenue and have an accumulated operating deficit of $106,932 of which $60,064 is attributable to the exploration and evaluation of our mineral interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development, mining and processing of economic mineral reserves at the Bear Lodge REE Project, our ability to obtain the necessary permits and licenses to mine and process these mineral reserves and on the future profitable production of these mineral reserves.  Development and/or start-up of the Bear Lodge REE Project is also dependent upon our ability to obtain the necessary financing to construct and complete the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2013, which were included in our Annual Report on Form 10-K for the period ended December 31, 2013.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2014, and the results of our operations and cash flows for the three and six-months ended June 30, 2014 and 2013 in conformity with U.S. GAAP.  Interim results of operations for the three and six-months ended June 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the relatively low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. As of June 30, 2014, the Company had no such deposits. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 16,076	$ -	$ 16,076	$ 23,902	$ -	$ 23,902
Total financial assets	$ 16,076	$ -	$ 16,076	$ 23,902	$ -	$ 23,902

Liabilities
Accounts payable and other accrued liabilities	$ 707	$ -	$ 707	$ 1,425	$ -	$ 1,425
Asset retirement obligation	-	432	432	-	415	415
Derivative liabilities	-	-	-	-	103	103
Total financial assets and liabilities	$ 16,783	$ 432	$ 17,215	$ 25,327	$ 518	$ 25,845

4.

EQUIPMENT

	June 30, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 189	$ 141	$ 48	$ 169	$ 118	$ 51
Furniture	111	56	55	111	48	63
Geological equipment	488	268	220	488	217	271
Vehicles	221	93	128	208	72	136
	$ 1,009	$ 558	$ 451	$ 976	$ 455	$ 521

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of shares issued	Common shares ($)

As of December 31, 2013	47,627,245	$ 100,513

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	79,971	139

Issued during the six-months ended June 30, 2014	-	-

As of June 30, 2014	47,707,216	$ 100,652

On January 2, 2014, a cashless exercise was made resulting in the issuance of 79,971 shares.  Due to the nature of the cashless exercise, no cash was received by the Company.

Warrants

Outstanding warrants include 1,338,688 warrants, each exercisable for one of the Company’s common shares, issued to investors in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant is $4.15 and three years, respectively.

In addition, the Company issued to an agent in connection with the September 27, 2013 financing 133,869 warrants, under the same terms as those issued to investors.

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009, following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of June 30, 2014, we had 2,115,000 options outstanding under our FSOP, as amended, and 2,430,500 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the six-months ended June 30, 2014 and 2013 using a Black-Scholes model are as follows:

	June 30,
	2014	2013
Risk-free interest rate	0.93% - 0.99%	0.35% - 0.44%
Expected volatility	74.7% - 79.1%	80%
Expected dividend yield	Nil	Nil
Expected term in years	3.25 – 3.28	3

The compensation expense recognized in our consolidated financial statements for the three and six-months ended June 30, 2014 for stock option awards was $130 and $318, respectively, and $379 and $954 for the same periods in 2013.  As of June 30, 2014, there was $276 of total unrecognized compensation cost related to 693,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.77 years.

The following table summarizes our stock option activity for each of the six-month periods ended June 30:

	2014		2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,700,500	$ 5.51	4,331,000	$ 6.42

Granted	275,000	1.28	120,000	1.91
Cancelled	(280,000)	6.74	(135,600)	6.57
Exercised	(150,000)	0.52	-	-

Outstanding, end of period	4,545,500	$ 5.31	4,315,400	$ 6.05

Exercisable, end of period	3,852,500	$ 6.01	3,769,000	$ 6.42

Weighted-average fair value per share of options granted during period	$ 0.65		$ 0.98

7.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Potential environmental contingency

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the six-months ended June 30, 2014 and 2013, supplemental cash flow items consisted of interest received of $51 and $478, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three- and six-month periods ended June 30, 2014, has been prepared based on information available to us as of August 7, 2014. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2013, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Presently, we are focused on economic and geological evaluation and permitting of the Bear Lodge REE Project, located near Sundance, Wyoming. We plan to develop and produce a mixed rare earth oxide concentrate from the Bear Lodge REE Project, subject to obtaining, among other things, a positive feasibility study, the necessary mining permits and licenses, and the financing required to construct the mine and processing facilities.

As of June 30, 2014, we were considered an exploration stage entity under U.S. GAAP due to the lack of mineral reserves reported under SEC Industry Guide 7.  However, we have updated and reported mineral resources that are National Instrument 43-101 (“NI 43-101”) compliant, a Canadian standard. These resources will be incorporated into our planned pre-feasibility study (“PFS”) update and ultimately into our definitive feasibility study (“DFS”) on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to conduct our exploration and development plans through 2014. We plan to continue to advance the Bear Lodge REE Project during 2014, with activities including the following:

•

Deliver the results of the pending pre-feasibility study and file an updated NI 43-101 Technical Report addressing project economics and incorporating updated Mineral Resource information and process innovations;

•

Initiate the DFS, pending Board approval, incorporating the upcoming PFS information, project budgets, schedules and other factors;

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

•

Produce additional product samples for testing and analysis by potential customers to allow the Company to advance one or more offtake and/or strategic partner relationships;

•

Evaluate the technical and economic merits of downstream elemental separation of our high-purity, mixed rare earth oxide concentrate output from our planned hydrometallurgical process;

•

Complete a limited condemnation drilling program to obtain additional geotechnical data;

•

Complete a trench to provide a bulk sample for further larger-scale metallurgical testing and additional geological/structural data;

•

Combine district-wide geological/geochemical/geophysical/mineralogical data to optimize future exploration and exploitation of the district; and

•

Raise additional funds to support the above activities and continue to advance the Project in a timely fashion.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended June 30, 2014 was $3,060, or $0.06 per share, compared with our consolidated net loss of $5,257, or $0.12 per share, for the same period in 2013. Our consolidated net loss for the six-month period ended June 30, 2014 was $7,491, or $0.16 per share, compared with our consolidated net loss of $9,652, or $0.21 per share, for the same period in 2013.

For the three-month period ended June 30, 2014, the decrease in consolidated net loss of $2,197 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $879, a decrease in corporate administration expenses of $522 and a favorable variance in currency translation of $881.

For the six-month period ended June 30, 2014, the decrease in consolidated net loss of $2,161 from the respective prior period was primarily the result of a decrease in corporate administration expenses of $868 and a favorable variance in currency translation of $1,356.

Exploration and evaluation

Exploration and evaluation costs were $2,038 for the three-month period ended June 30, 2014, compared with $2,917 for the same period in 2013.  The decrease of $879 from the prior period was mostly the result of a reduced drilling program in 2014 as well as decreased expenses associated with metallurgical testing compared with the three-months ending June 30, 2013.

Exploration and evaluation costs were $4,859 for the six-month period ended June 30, 2014, compared with $4,856 for the same period in 2013.  The comparable costs from the prior period were mostly the result of decreased spending resulting from a reduced drilling program in 2014 compared to 2013, offset by increased expenses associated with metallurgical work, primarily performed during the first quarter of 2014.

Corporate administration

Corporate administration costs decreased to $1,199 for the three-month period ended June 30, 2014, compared with $1,721 for the same period in 2013. The decrease of $522 from the prior period was due to a decrease in stock-based compensation expense as well as the Company’s continual focus on containing costs. The decrease in stock-based compensation expense of $249 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Corporate administration costs decreased to $2,547 for the six-month period ended June 30, 2014, as compared with $3,415 for the same period in 2013. The decrease of $868 from the prior period was due to a decrease in stock-based compensation expense as well as the Company’s continual focus on containing costs. The decrease in stock-based compensation expense of $636 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $22 for the three-month period ended June 30, 2014, compared with $78 for the same period in 2013.  Interest income decreased to $51 for the six-month period ended June 30, 2014, compared with $175 for the same period in 2013. The decrease in interest income from the prior period is attributable to decreased average cash balances held in interest-bearing accounts during the periods as well as decreased average yields as compared with the prior periods.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned at the end of the period are converted to U.S. dollars at the current exchange rate. We hold Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, we continue to hold Canadian dollars due to higher investment returns and ongoing Canadian dollar denominated expenses.  A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars.

The gain on currency translation was $197 for the three-month period ended June 30, 2014, compared with a loss of $684 for the same period in 2013.  The Canadian dollar strengthened by 3.7% against the U.S. dollar over the three-month period ended June 30, 2014 and, in contrast, weakened by 3.3% over the three-month period ended June 30, 2013.  The average Canadian cash and cash equivalent balances during the three-month periods ended June 30, 2014 and 2013 were CAD $7.0 million and CAD $25.1 million, respectively.

The loss on currency translation was $149 for the six-month period ended June 30, 2014, compared with a loss of $1,505 for the same period in 2013.  The Canadian dollar was relatively flat (strengthened by 0.2%) against the U.S. dollar based on spot prices as of December 31, 2013 and June 30, 2014.  However, the month of January saw a 4.3% weakening, while the Company’s Canadian dollar balances were the highest, resulting in translation losses that were not fully recovered as Canadian dollar balances declined while the CAD:USD strengthened in the remaining five-month period.  The Canadian dollar weakened by 5.5% over the six-month period ended June 30, 2013.  The average Canadian cash and cash equivalent balances during the six-month periods ended June 30, 2014 and 2013 were CAD $7.4 million and CAD $25.4 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $7,751 for the six-month period ended June 30, 2014, compared with $10,014 for the same period in 2013. The decrease of $2,263 in cash used is mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for a positive variance of $1,356 and (b) timing in vendor payments affecting accounts payable accounting for a decreased use of $893 and (c) the Company’s continual focus on cost containment within corporate administration expenses accounting for a decreased use of approximately $230.  The decreases above were offset by decreased cash receipts from interest earned of $427.

Investing Activities

Net cash used in investing activities was $33 for the six-month period ended June 30, 2014, compared with net cash provided of $14,083 for the same period in 2013. The decrease in cash provided by investing activities of $14,116 is primarily due to the net increase in cash from the sale of short-term investments of $15,118 during the six-month period ended June 30, 2013. Similar activity did not occur in the three-month period ended June 30, 2014. Offsetting this increase in 2013 was a land purchase in the amount of $980.

Financing Activities

Net cash used in financing activities was $42 and nil for the six-month periods ended June 30, 2014 and 2013, respectively.  The cash payment in the 2014 period was the result of a cashless stock option exercise where the Company was required to withhold and remit associated taxes on behalf of the exercising participant, a Canadian resident.  The participant was issued the remaining net shares upon consideration of the necessary exercise and tax amounts withheld.

Liquidity and Capital Resources

At June 30, 2014, our total current assets were $16,388, compared with $24,337 as of December 31, 2013, which is a decrease of $7,949. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $7,826.

Our working capital as at June 30, 2014 was $15,471, compared with $22,605 at December 31, 2013.

Our plans for the remainder of 2014 are to continue those programs necessary to advance the Bear Lodge REE Project to a DFS, to continue supporting efforts on the EIS, advance the permitting processes and evaluate the feasibility of incorporating downstream elemental separation of rare earths into our project. The budget contemplates additional financing by late 2014 to support our balance sheet and continue the current pace of project progress for further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We intend to exercise or extend the option covering up to 840 acres of private land in Upton, Wyoming, in the fourth quarter of 2014.  If we choose to purchase the land, the purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

As of July 30, 2013, we had effective shelf registration statements in the U.S. and Canada.  As of June 30, 2014, the remaining capacity under the shelf filing was $35.9 million in the U.S. and CAD $50.0 million in Canada.

We expect that we will require between $25 million and $50 million of additional funding over the next two years to support the EIS and permitting processes, ongoing engineering, advanced metallurgical test work and other corporate expenses. The amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures for exploration, process development, infrastructure, a definitive feasibility study and long lead-time equipment as approved by the Company’s Board of Directors. There is no assurance that such financing will be available on terms acceptable to the Company or at all.

The Company currently projects that it is possible to begin project commissioning in late 2016, subject to permitting, financing and other factors, including, but not limited to, consideration of the pending PFS results, and contractual arrangements with potential off-take customers.  With the PFS due to be completed in the third quarter of 2014, the Company expects to update the anticipated schedule for the Bear Lodge REE Project during the fourth quarter.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of June 30, 2014. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At June 30, 2014, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $43.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2014, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
10.1

Severance Compensation Agreement, dated June 16, 2014, between Paul H. Zink and Rare Element Resources, Inc. (incorporated by reference to Exhibit 10-1 to the Company’s Form 8-K filed on June 17, 2014)

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	August 7, 2014

By:	/s/ Paul H. Zink
Paul H. Zink
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	August 7, 2014

18