Form 10-Q
period 2014-09-30
RARE ELEMENT RESOURCES LTD
filed 2014-11-10
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding as of November 7, 2014:  47,707,216

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our completion of a feasibility study (“FS”), our development plans for the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”), our projected timing for Project commissioning, our future capital and financing needs and our ability to meet these needs.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

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

•

mining and resource exploration and development being a potentially dangerous activity;

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
	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 12,887	$ 23,902
Interest receivable	-	4
Accounts receivable	22	29
Prepaid expenses	401	402
Total Current Assets	13,310	24,337

Equipment, net	391	521
Land	980	980
Mineral properties	27	27
Total Assets	$ 14,708	$ 25,865

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,049	$ 1,528
Asset retirement obligation	210	204
Total Current Liabilities	1,259	1,732

Asset retirement obligation	222	211
Total Liabilities	1,481	1,943

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2014 - 47,707,216, December 31, 2013 - 47,627,245	100,652	100,513
Additional paid in capital	23,108	22,850
Accumulated deficit during exploration stage	(110,533)	(99,441)
Total Shareholders' Equity	13,227	23,922

Total Liabilities and Shareholders' Equity	$ 14,708	$ 25,865

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

(an exploration stage company)

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,		Cumulative during exploration
	2014	2013	2014	2013	stage

Operating income (expenses):
Exploration and evaluation	$ (2,305)	$ (5,565)	$ (7,164)	$ (10,421)	$ (62,369)
Corporate administration	(1,038)	(1,501)	(3,585)	(4,916)	(45,787)
Depreciation	(60)	(49)	(163)	(146)	(622)
Write-down of mineral property	-	-	-	-	(2,924)
Total operating expenses	(3,403)	(7,115)	(10,912)	(15,483)	(111,702)

Non-operating income (expenses):
Interest income	14	32	65	207	2,273
Gain/(loss) on currency translation	(212)	267	(361)	(1,238)	(262)
Other income/(expense)	-	-	-	(50)	(30)
Loss on sale of marketable securities	-	-	-	(39)	(57)
Gain/(loss) on derivatives	-	(39)	116	96	(755)
Total non-operating income/(expenses)	(198)	260	(180)	(1,024)	1,169

Net loss	$ (3,601)	$ (6,855)	$ (11,092)	$ (16,507)	$ (110,533)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ -	$ -	$ -	$ 39	$ 57
Unrealized gain/(loss) on available-for-sale securities	-	-	-	4	(57)
Total other comprehensive income/(loss)	-	-	-	43	-

COMPREHENSIVE LOSS	$ (3,601)	$ (6,855)	$ (11,092)	$ (16,464)	$ (110,533)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.08)	$ (0.15)	$ (0.23)	$ (0.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,707,216	45,037,175	47,706,337	45,852,135

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. (an exploration stage company) CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the nine months ended September 30,		Cumulative during exploration
	2014	2013	stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (11,092)	$ (16,507)	$ (110,533)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	163	146	622
Asset retirement obligation	17	13	432
Fair value of warrants received pursuant to the sale of mineral properties	-	-	(15)
Realized gain on derivatives	(14)	-	(164)
Unrealized (gain)/loss on derivatives	(103)	(96)	918
Write-down of mineral property	-	-	1,891
Gain on currency translation	-	-	(17)
Loss on disposal of marketable securities	-	39	57
Gain on disposal of equipment	-	-	(3)
Stock-based compensation	439	1,173	23,366
	(10,590)	(15,232)	(83,446)
Changes in non-cash working capital:
Accounts receivable	7	(34)	(163)
Interest receivable	4	299	(8)
Prepaid expenses	1	(292)	(413)
Accounts payable and accrued liabilities	(362)	(357)	1,023
Due to related party	-	-	(28)
Net cash and cash equivalents used in operating activities	(10,940)	(15,616)	(83,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	-	(207)
Purchases of short-term investments	-	(9,823)	(24,941)
Additions to mineral properties, net of cost recoveries	-	-	(29)
Additions to restricted cash	-	-	(422)
Release of restricted cash	-	-	422
Purchases of equipment	(33)	(192)	(1,014)
Purchase of land	-	(980)	(980)
Proceeds from sale of marketable securities	-	36	186
Proceeds from sale of short-term investments	-	24,941	24,941
Payments received for sale/option of mineral properties	-	-	279
Net cash and cash equivalents provided by (used in) investing activities	(33)	13,982	(1,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of promissory note	-	-	111
Repayment of promissory note	-	-	(129)
Cash received for common shares, net of share issuance costs	(42)	7,518	102,274
Shares subscribed	-	-	(4,788)
Net cash and cash equivalents provided by (used in) financing activities	(42)	7,518	97,468

Cash acquired in capital transaction	-	-	219
Increase/(decrease) in cash and cash equivalents	(11,015)	5,884	12,887
Cash and cash equivalents - beginning of the period	23,902	24,985	-
Cash and cash equivalents - end of the period	$ 12,887	$ 30,869	$ 12,887

See Note 8 for supplemental disclosure with respect to cash flows.

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,”  “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of a large disseminated REE deposit and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The REE deposit is one of the highest grade REE deposits identified in North America and one of the highest grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements (“CREEs”), which the Company defines as neodymium, europium, dysprosium, praseodymium, terbium, and yttrium.  At present, we are undertaking advanced engineering, process confirmation, geological modeling and technical studies while working toward obtaining the necessary permits and licenses to enable us to develop the Bear Lodge REE Project. Based on review of current permitting timetables and other factors, the Company currently projects project commissioning to begin in mid-2017, subject to permitting, financing, FS finalization and other factors, including, but not limited to, production of marketable products from the larger-scale demonstration project and contractual arrangements with potential off-take customers.  In accordance with U.S. GAAP, we are an exploration stage entity.  To date, we have no revenue and have an accumulated operating deficit of $110,533 of which $62,369 is attributable to the exploration and evaluation of our mineral interests.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development, mining and processing of economic mineral reserves at the Bear Lodge REE Project, our ability to obtain the necessary permits and licenses to mine and process these mineral reserves and on the future profitable production of these mineral reserves.  Development and/or start-up of the Bear Lodge REE Project are also dependent upon our ability to obtain the necessary financing to construct and complete the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2013, which were included in our Annual Report on Form 10-K for the period ended December 31, 2013.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2014, and the results of our operations and cash flows for the three and nine months ended September 30, 2014 and 2013 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended September 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. We are currently assessing the impact the adoption of ASU 2014-10 will have on our financial statements and related disclosures.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the relatively low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. As of September 30, 2014, the Company had no such deposits. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 12,887	$ -	$ 12,887	$ 23,902	$ -	$ 23,902
Total financial assets	$ 12,887	$ -	$ 12,887	$ 23,902	$ -	$ 23,902

Liabilities
Accounts payable and other accrued liabilities	$ 1,049	$ -	$ 1,049	$ 1,425	$ -	$ 1,425
Asset retirement obligation	-	432	432	-	415	415
Derivative liabilities	-	-	-	-	103	103
Total financial assets and liabilities	$ 13,936	$ 432	$ 14,368	$ 25,327	$ 518	$ 25,845

4.

EQUIPMENT

	September 30, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 189	$ 160	$ 29	$ 169	$ 118	$ 51
Furniture	111	60	51	111	48	63
Geological equipment	488	294	194	488	217	271
Vehicles	221	104	117	208	72	136
	$ 1,009	$ 618	$ 391	$ 976	$ 455	$ 521

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of shares issued	Common shares ($)

As of December 31, 2013	47,627,245	$ 100,513

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	79,971	139

Issued during the nine months ended September 30, 2014	-	-

As of September 30, 2014	47,707,216	$ 100,652

On January 2, 2014, a cashless exercise was made resulting in the issuance of 79,971 shares.  Due to the nature of the cashless exercise, no cash was received by the Company and share issuance costs of $42 were incurred.

Warrants

Outstanding warrants include 1,338,688 warrants, each exercisable for one of the Company’s common shares, issued to investors in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant are $4.15 and three years, respectively.

In addition, the Company issued to an agent in connection with the September 27, 2013 offering 133,869 warrants, under the same terms as those issued to investors.

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009, following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of September 30, 2014, we had 1,915,000 options outstanding under our FSOP, as amended, and 2,430,500 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the nine months ended September 30, 2014 and 2013 using a Black-Scholes model are as follows:

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	0.93% - 0.99%	0.35% - 0.59%
Expected volatility	74.7% - 79.1%	80.0% - 84.0%
Expected dividend yield	Nil	Nil
Expected term in years	3.25 – 3.28	3.0
Estimated forfeiture rate	3.68% - 3.72%	3.9%

The compensation expense recognized in our consolidated financial statements for the three and nine months ended September 30, 2014 for stock option awards was $121 and $439, respectively, and $219 and $1,173 for the same periods in 2013.  As of September 30, 2014, there was $159 of total unrecognized compensation cost related to 572,500 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.67 years.

The following table summarizes our stock option activity for each of the nine-month periods ended September 30:

	2014		2013
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,700,500	$ 5.51	4,331,000	$ 6.42

Granted	275,000	1.28	185,000	2.04
Cancelled	(480,000)	4.73	(248,000)	6.63
Exercised	(150,000)	0.52	-	-

Outstanding, end of period	4,345,500	$ 5.29	4,268,000	$ 6.06

Exercisable, end of period	3,773,000	$ 5.88	3,786,000	$ 6.41

Weighted-average fair value per share of options granted during period	$ 0.65		$ 1.07

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

8.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

For the nine months ended September 30, 2014 and 2013, supplemental cash flow items consisted of interest received of $65 and $515, respectively.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three- and nine-month periods ended September 30, 2014, has been prepared based on information available to us as of November 7, 2014. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2013, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

As of September 30, 2014, we were considered an exploration stage entity under U.S. GAAP due to the lack of mineral reserves reported under SEC Industry Guide 7.  However, we have updated and reported mineral resources that are National Instrument 43-101 (“NI 43-101”) compliant, a Canadian standard. These resources have been incorporated into our recent pre-feasibility study (“PFS”) and ultimately will be incorporated into our feasibility study (“FS”) on the Bear Lodge REE Project.

Outlook

We have sufficient cash on hand to diligently execute our development plans through mid-2015 as well as the ability to defer certain activities and reduce our rate of expenditures if market conditions dictate. Subject to financing and other factors, major activities through 2015 include:

•

Achieve key environmental permitting milestones including (i) Environmental Impact Statement (“EIS”) alternatives assessment and impact analysis, (ii) Wyoming Department of Environmental Quality permit and industrial siting permit filings, and (iii) U.S. Nuclear Regulatory Commission possession license application filing;

•

Support the permitting process by continuing to communicate and build stakeholder support for the Project at the federal, state, and local levels and through timely and thorough responses to federal and state agency inquiries;

•

Continue to evaluate PFS recommendations and implement those necessary to optimize the Project;

•

Initiate the FS, pending Board approval, incorporating the PFS information, project budgets, schedules and other factors;

•

Continue to test and evaluate downstream elemental separation of our high-purity, mixed rare earth oxide concentrate;

•

Distribute rare earth products generated from downstream elemental separation testwork for market testing by potential customers to allow the Company to advance one or more offtake and/or strategic partner relationships;

•

Potentially develop a larger-scale demonstration facility (using recently excavated and stockpiled 1,000-ton high-grade ore sample) to minimize start-up/commissioning risk by confirming project design parameters, including materials of construction, equipment selection, reaction kinetics, etc.;

•

Conduct limited condemnation drilling and evaluation to support the project development and permitting processes;

•

Evaluate district-wide geological/geochemical/geophysical/mineralogical data to optimize and guide future exploration and exploitation of the district; and

•

Raise additional funds to support the above activities and continue to advance the Project in a timely fashion.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended September 30, 2014 was $3,601, or $0.08 per share, compared with our consolidated net loss of $6,855, or $0.15 per share, for the same period in 2013. Our consolidated net loss for the nine-month period ended September 30, 2014 was $11,092, or $0.23 per share, compared with our consolidated net loss of $16,507, or $0.36 per share, for the same period in 2013.

For the three-month period ended September 30, 2014, the decrease in consolidated net loss of $3,254 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $3,260, a decrease in corporate administration expenses of $463 and an unfavorable variance in currency translation of $479.

For the nine-month period ended September 30, 2014, the decrease in consolidated net loss of $5,415 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $3,257, a decrease in corporate administration expenses of $1,331 and a favorable variance in currency translation of $877.

Exploration and evaluation

Exploration and evaluation costs were $2,305 for the three-month period ended September 30, 2014, compared with $5,565 for the same period in 2013.  The decrease of $3,260 from the prior period was mostly the result of decreased expenses associated with reduced (1) drilling program costs in 2014 of $1,219, (2) metallurgical testing of $1,395, (3) environmental, health and safety of $366, and (4) engineering and development of $414.

Exploration and evaluation costs were $7,164 for the nine-month period ended September 30, 2014, compared with $10,421 for the same period in 2013.  The decrease of $3,257 from the prior period was mostly the result of decreased expenses associated with reduced (1) drilling program costs in 2014 of $2,148, (2) metallurgical testing of $816, (3) environmental, health and safety of $718, and (4) engineering and development of $426.

Corporate administration

Corporate administration costs decreased to $1,038 for the three-month period ended September 30, 2014, compared with $1,501 for the same period in 2013. The decrease of $463 from the prior period was due to a decrease in stock-based compensation expense as well as the Company’s continual focus on containing costs. The decrease in stock-based compensation expense of $98 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Corporate administration costs decreased to $3,585 for the nine-month period ended September 30, 2014, as compared with $4,916 for the same period in 2013. The decrease of $1,331 from the prior period was due to a decrease in stock-based compensation expense as well as the Company’s continual focus on containing costs. The decrease in stock-based compensation expense of $734 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $14 for the three-month period ended September 30, 2014, compared with $32 for the same period in 2013.  Interest income decreased to $65 for the nine-month period ended September 30, 2014, compared with $207 for the same period in 2013. The decrease in interest income from the prior period is attributable to decreased average cash balances held in interest-bearing accounts during the periods as well as decreased average yields as compared with the prior periods.

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

The loss on currency translation was $212 for the three-month period ended September 30, 2014, compared with a gain of $267 for the same period in 2013.  The Canadian dollar weakened by 4.4% against the U.S. dollar over the three-month period ended September 30, 2014 and, in contrast, strengthened by 2.1% over the three-month period ended September 30, 2013.  The average Canadian cash and cash equivalent balances during the three-month periods ended September 30, 2014 and 2013 were CAD $4.7 million and CAD $15.1 million, respectively.

The loss on currency translation was $361 for the nine-month period ended September 30, 2014, compared with a loss of $1,238 for the same period in 2013.  The Canadian dollar weakened by 4.1% and 3.5% against the U.S. dollar over the nine-month periods ended September 30, 2014 and 2013, respectively. The average Canadian cash and cash equivalent balances during the nine-month periods ended September 30, 2014 and 2013 were CAD $7.5 million and CAD $22.5 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $10,940 for the nine-month period ended September 30, 2014, compared with $15,616 for the same period in 2013. The decrease of $4,676 in cash used is mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for a positive variance of $877, (b) decreases in spending associated with exploration and evaluation activities accounting for a decreased use of approximately $3,260, (c) timing of cash outlays associated with prepaid expenses, which accounted for a positive variance of $293, and (d) the Company’s continual focus on cost containment within corporate administration expenses accounting for a decreased use of approximately $600.  The decreases above were offset by decreased cash receipts from interest earned of $450.

Investing Activities

Net cash used in investing activities was $33 for the nine-month period ended September 30, 2014, compared with net cash provided of $13,982 for the same period in 2013. The decrease in cash provided by investing activities of $14,015 is primarily due to the net increase in cash from the sale of short-term investments of $15,118 during the nine-month period ended September 30, 2013. Similar activity did not occur in the three-month period ended September 30, 2014. Offsetting this increase in 2013 was a land purchase in the amount of $980.

Financing Activities

Net cash used in financing activities was $42 for the nine-month periods ended September 30, 2014, compared with net cash provided of $7,518 for the same period in 2013.  The cash payment in the 2014 period was the result of a cashless stock option exercise where the Company was required to withhold and remit associated taxes on behalf of the exercising participant, a Canadian resident.  The participant was issued the remaining net shares upon consideration of the necessary exercise and tax amounts withheld. In September 2013, the Company completed an offering providing the net inflow of cash.

Liquidity and Capital Resources

At September 30, 2014, our total current assets were $13,310, compared with $24,337 as of December 31, 2013, which is a decrease of $11,027. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $11,015.

Our working capital as at September 30, 2014 was $12,051, compared with $22,605 at December 31, 2013.

Our plans through 2015 are to continue those activities necessary to advance the Bear Lodge REE Project to a FS, to continue supporting efforts on the EIS, advance the permitting processes and evaluate the feasibility of incorporating downstream elemental separation of rare earths into our project. Execution of our plans contemplates additional financing by mid-2015 to support our balance sheet and continue the current pace of project progress for further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We expect that we will require between $45 million and $60 million of additional funding over the next two years to support the EIS and permitting processes, ongoing engineering, advanced metallurgical and elemental separation test work, FS completion, a larger-scale demonstration facility development and operation and other corporate expenses. The actual amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures as approved by the Company’s Board of Directors. There is no assurance that such financing will be available, or available on terms acceptable to the Company.

We extended the option covering up to 840 acres of private land in Upton, Wyoming. The option now expires in the fourth quarter of 2017.  If we choose to purchase the land, the purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

As of September 30, 2014, we had effective shelf registration statements in the U.S. and Canada.  As of September 30, 2014, the remaining capacity under the shelf filings was $35.9 million in the U.S. and CAD $50.0 million in Canada, though there is no assurance that such capacity will be available in the future.

Based on review of current permitting timetables and other factors, the Company currently projects project commissioning to begin in mid-2017, subject to permitting, financing, FS finalization and other factors, including, but not limited to, production of marketable products from the larger-scale demonstration project and contractual arrangements with potential off-take customers.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of September 30, 2014. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency risk. We are exposed to foreign currency risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At September 30, 2014, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $43.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

The risk factor outlined below should be considered along with the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the period ended December 31, 2013.

We expect to commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

We recently completed a PFS for our Bear Lodge REE Project that updated our Mineral Resource estimate and reflects our current process technology.  We expect to commence work on the FS in 2015.   The results of this study are uncertain and may indicate project economics that are more or less favorable than previously reported. As our project optimization efforts continue,we cannot ensure that the FS will be based upon all of the same inputs used in the PFS.  As a result, we may need to update our processing technology and/or project development plans to enhance economics and further study aspects of the Bear Lodge REE Project.  This could result in significant additional delays and/or expense and could make financing efforts with respect to such efforts more difficult.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended September 30, 2014, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	November 7, 2014

By:	/s/ Paul H. Zink
Paul H. Zink
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	November 7, 2014

18