Form 10-K
period 2014-12-31
RARE ELEMENT RESOURCES LTD
filed 2015-03-12
CIK 1419806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

     Large Accelerated Filer ☐    Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2014, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $61,197,678 based upon the closing sale price of the common shares as reported by the NYSE MKT.

The number of the Registrant’s Common Shares outstanding as of March 12, 2015 was 47,707,216.

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

1

GLOSSARY OF TERMS

3

PART I

10

ITEM 1.  BUSINESS

10

ITEM 1A.   RISK FACTORS

18

ITEM 1B.  UNRESOLVED STAFF COMMENTS

30

ITEM 2.  PROPERTIES

30

ITEM 3.  LEGAL PROCEEDINGS

38

ITEM 4.  MINE SAFETY DISCLOSURES

39

PART II

40

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

40

ITEM 6.   SELECTED FINANCIAL DATA

48

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

49

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

56

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

57

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

84

ITEM 9A.  CONTROLS AND PROCEDURES

84

ITEM 9B.  OTHER INFORMATION

84

PART III

85

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

85

ITEM 11.  EXECUTIVE COMPENSATION

85

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

85

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

85

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

85

PART IV

86

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

86

SIGNATURES

87

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Rare Element is focused on advancing into production its Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) that is located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). (See Part I. Item 1. “Business”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and forward-looking information within the meaning of applicable Canadian securities laws (collectively, forward-looking statements”), with respect to our business prospects, plans, objectives, goals, strategies, future events, capital expenditures and exploration and development efforts. Words such as, but not limited to, “anticipates,” “expects,” “intends,” “forecasts,” “likely,” “projects,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and similar expressions (including negative and grammatical variations) tend to identify forward-looking statements.

Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, intentions, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases (including grammatical variations) such as “expects” or “does not expect,” “is expected,” “anticipates” or “does not anticipate,” “plans,” “estimates” or “intends,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements in this Annual Report, include, but are not limited to statements regarding the following:

•

The timing of the Feasibility Study (“FS”);

•

The progress, potential and uncertainties of our 2015 process technology test work and development at the Bear Lodge REE Project;

•

Our ability and the timing to obtain the necessary permits and licenses, including environmental , project development, mining, beneficiation and processing operations permits;

•

Our expectations regarding the timing for commissioning of the Bear Lodge REE Project;

•

Expectations regarding the ability to raise capital and to continue development plans at our Bear Lodge REE Project;

•

Plans outlined under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook”; and

•

Expectations as to the marketability and prices of our future rare earth product(s), including the potential impact on a Chinese dominated market.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

•

our history of losses and need for additional financing;

•

our lack of production from our mineral properties, including the Bear Lodge REE Project;

•

numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge REE Project;

•

the potential outcome of the planned FS that may indicate Bear Lodge REE Project economics are less favorable;

•

the exploration, development and operation of our Bear Lodge REE Project;

•

increased costs affecting our financial condition;

•

volatile rare earth markets, including fluctuations in demand for, and prices of, rare earth products;

•

establishing adequate distribution channels to place our entire future product suite;

•

competition in the mining and rare earths industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements and the establishment of new uses and markets for rare earth products;

•

the specific product(s) from the Bear Lodge REE Project potentially having a limited number of potential customers, which could limit our bargaining power, product pricing, and profitability;

•

our proprietary, patent-pending, processing technology that could encounter unforeseen problems, unexpected costs or both in scaling it up to commercial application;

•

mineral reserve and mineral resource estimation;

•

the permitting, licensing and regulatory approval processes for our planned operations;

•

continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or permit requirements adverse to the mining industry, including measures regarding the mining industry and climate change;

•

our dependence on and the potential difficulty of attracting and retaining key personnel and qualified management;

•

a shortage of equipment and supplies;

•

mining and resource exploration and development being a potentially hazardous activity;

•

operating in the resource industry, which can be highly speculative and subject to market forces outside of our control;

•

title in our properties or mining claims;

•

insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain exposures of our business;

•

increased competition affecting our ability to raise capital or acquire additional properties;

•

negative impacts to our business or operations from market factors;

•

our land reclamation and remediation requirements;

•

information technology system disruptions, damage or failures;

•

effects of proposed legislation on the mining industry and our business;

•

foreign currency fluctuations;

•

our executive officers, directors and consultants being engaged in other businesses;

•

costs associated with any unforeseen litigation;

•

enforcement of civil liabilities in the United States and elsewhere;

•

our common shares continuing not to pay cash dividends;

•

our securities, including in relation to both company performance and general security market conditions;

•

the continued listing requirements of the NYSE MKT and the “penny stock” rules;

•

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”;

•

risk factors discussed in this Annual Report; and

•

other factors, many of which are beyond our control.

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

We report our mineralized material under two separate standards to meet the requirements for reporting in both Canada and the United States. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 (“NI 43-101”). The definitions in NI 43-101 are adopted from those given by the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”). United States reporting requirements for disclosure of mineral properties are governed by the Securities and Exchange Commission (“SEC”) Industry Guide 7. These reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody differing approaches and definitions.

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

Qualified Person(1)

The term “Qualified Person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, and has experience relevant to the subject matter of the mineral project, and the technical report and is a member in good standing of a professional association.

SEC Industry Guide 7 Definitions

Reserve

The term “Reserve” refers to that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study(2) done to bankable standards that demonstrates their economic extraction (“bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing). A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Proven Reserve

The term “Proven Reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

Probable Reserve

The term “Probable Reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Mineralized Material(3)	The term “Mineralized Material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Non-Reserves	The term “Non-Reserves” refers to mineralized material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Exploration Stage	An “Exploration Stage” prospect is one that is not in either the development or production stage.

Development Stage

A “Development Stage” project is one that is undergoing preparation of an established commercially mineable deposit for ore extraction but that is not yet in production. This stage occurs after completion of a feasibility study.

Production Stage	A “Production Stage” project is actively engaged in the process of extraction and beneficiation of Mineral Reserves to produce a marketable metal or mineral product.

(1)	SEC Industry Guide 7 does not require designation of a Qualified Person.

(2)

For SEC Industry Guide 7 purposes, the feasibility study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

(3)	This category is substantially equivalent to the combined categories of Measured Mineral Resource and Indicated Mineral Resource specified in NI 43-101.

Additional Definitions

assay – a measure of the valuable mineral content.

bastnasite – a mixed lanthanide fluoro-carbonate mineral (LaCO3F) that currently provides the bulk of the world's supply of the LREEs. Bastnasite and monazite are the two most common sources of cerium and other REEs. Bastnasite is found in carbonatites, carbonate rocks of igneous derivation.

beneficiation – operations that concentrate and separate mineral values in ore from waste material, and typically include, but are not limited to, crushing, grinding, washing, filtration, and leaching.

cerium (“Ce”) – a soft, silvery, ductile metallic element that easily oxidizes in air. Ce is the most abundant of the REEs and is found in a number of minerals, including monazite and bastnasite. Ce has two relatively stable oxidation states (Ce3+ and Ce4+), enabling both the storage of oxygen and its widespread use in catalytic converters. Ce is also widely used in glass polishing.

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

critical rare earth elements (“CREE”) – Nd, Eu, Dy, Tb and Y were identified by the U.S. Department of Energy (“DOE”) as “critical” in its 2011 Critical Materials Strategy Report.  CREEs are those projected by the DOE to have the greatest economic importance for clean energy development and highest risk of supply disruption.  The Company includes Pr as a CREE because of its use in conjunction with Nd in didymium as a raw material for high-intensity permanent magnets.

cut-off grade – when determining economically viable Mineral Reserves, it is the lowest grade of mineralized material that qualifies as ore, i.e., that can be mined and processed at a profit.

didymium – a mixture of the elements praseodymium and neodymium.  It is used in safety glasses for glassblowing and blacksmithing, especially when a gas (propane) powered forge is used, where it provides a filter which selectively blocks the yellowish light at 589 nm emitted by the hot sodium in the glass, without having a detrimental effect on general vision, unlike dark welder's glasses.

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

Feasibility Study (“FS”) – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

FMR – mineralization that includes iron oxide, manganese oxide and rare earth elements.

formation – a distinct layer or group of layers of sedimentary rock of similar composition and geological origin.

gadolinium (“Gd”) – a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes. Two of the natural isotopes, Gd 155 and Gd 157, are the best known neutron absorbers. Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys, in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis.

geochemical – related to the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water and the atmosphere.

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

Lanthanides – a series of fifteen metallic chemical elements with atomic numbers 57 through 71, from lanthanum through lutetium.  These fifteen lanthanide elements, along with the chemically similar elements scandium and yttrium, are often collectively known as the rare earth elements.

lanthanum (“La”) – the first metallic element of the lanthanide series. La is a strategically important rare earth element due to its use in fluid cracking catalysts (“FCC”), which are used in the production of transportation and aircraft fuel. La is also used in fuel cells and batteries.

life-of-mine – a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing.

light rare earth elements (“LREEs”) – defined as the elements La, Ce, Pr, Nd, Pm, Sm, Eu and Gd.

mineral – a naturally occurring, inorganic crystalline material having a definite chemical composition.

mineralization – a natural accumulation or concentration of one or more potentially economic minerals in rocks or soil. Also the process by which minerals are introduced or concentrated in rocks or soil.

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

ore – mineral-bearing rock that can be mined and treated profitably under current, or immediately foreseeable, economic conditions.

ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore, i.e., 1.5% REO/tonne.

oxide – for purposes of the deposits found at the Bear Lodge Property, rare earth bearing mineralized material that results from the complete oxidation by natural processes of sulfide-bearing material.

p.a. – per annum.

preliminary economic assessment (“PEA”) – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

praseodymium (“Pr”) – a metallic element that constitutes about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties. It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder's glasses. Because it chemically and magnetically is so similar to its periodic chart neighbors Nd and La, it is typically found in small amounts in applications where Nd and La are popular, such as NdFeB magnets and catalysts. These latter applications are actually the largest uses for Pr because the magnet and catalyst markets are so large. Thus Pr plays an important role in extending the availability of the more popular Nd and La.

preliminary feasibility study or pre-feasibility study (“PFS”) – each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral processing has been determined. It includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors that are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve under NI 43-101 standards.

rare earth elements (“REE”) – a group of metallic elements with unique chemical, catalytic, magnetic, metallurgical and phosphorescent properties.

rare earth oxide (“REO”) – the oxide form of REE.

RC (reverse circulation) drilling – a rotary drilling method using either a hammer or a tri-cone bit to produce rock cuttings that are forced upward from the bottom of the drill hole to the surface through an outer tube, using liquid and/or air pressure moving downward through an inner tube.

recovery – the percentage of contained metal actually extracted from ore in the course of processing such ore.

samarium (“Sm”) – a metallic element of the lanthanide series predominantly used to produce Sm cobalt magnets. Although these magnets are slightly less powerful than NdFeB magnets at room temperature, Sm cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis.

stockwork – complex system of structurally controlled or randomly oriented veins that can be standalone ore bodies or occur on the periphery of larger veins. They are also referred to as stringer zones.

strike – the direction or trend that a structural surface, e.g., a bedding or fault plane, takes as it intersects the horizontal.

strip – to remove overburden in order to expose ore.

sulfide – a mineral combining sulfur and base metals, such as iron and less commonly copper, lead, zinc and/or molybdenum; metallic sulfur-bearing mineral associated with primary REE mineralization.

tailings – fine ground waste material produced from ore in the process of recovering metals or minerals.

total rare earth oxide (“TREO”) – refers to the sum total of REO present in a deposit.

vein – a sheet-like body of mineralized rock. On many properties, veins may consist largely of quartz gangue. However, on the Bear Lodge Property, veins can contain a variable assemblage that includes, but is not limited to, gangue minerals like iron and manganese oxides, quartz, calcite, clay, apatite and/or potassium feldspar with or without ore minerals.

PART I

ITEM 1.  BUSINESS

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

On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE MKT on August 18, 2010 under the symbol “REE.”  On May 27, 2011, we graduated from a listing on the TSX-V to the Toronto Stock Exchange (“TSX”) and trade under the symbol “RES.”  As of December 31, 2014, there were 47,707,216 common shares issued and outstanding.

SUBSIDIARIES

We have one direct wholly-owned subsidiary, incorporated under the laws of British Columbia, Canada, on July 12, 1996 under the name “Rare Element Holdings Ltd.” That subsidiary has one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc.

DESCRIPTION OF BUSINESS

Rare Element is focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming on the Bear Lodge Property.  The Bear Lodge REE Project consists of a large, disseminated REE deposit and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The REE deposit is the second highest grade REE deposit identified in North America and one of the highest grade known Eu deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining CREEs.  At present, we are undertaking advanced engineering, process confirmation, geological modeling and technical studies while working toward obtaining the necessary permits that will enable us to develop the Bear Lodge REE Project with the intent of commissioning the project as early as mid- 2017, subject to permitting, financing and other factors.

The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and a power line within two kilometers of the property.  The project site is 100 kilometers east of Gillette, Wyoming, a major infrastructure, support and logistics center for coal mines in the Powder River Basin that should provide for ready access to the required production supplies and materials as well as skilled labor. The deposit site is also situated 64 kilometers from the nearest railhead at Upton, Wyoming, allowing access to major distribution channels from the proposed hydrometallurgical plant. The Bear Lodge REE Project has favorable community acceptance, and Wyoming is one of the top-ranked mining jurisdictions globally (based on the Fraser Institute’s 2015 ranking of 122 jurisdictions).

Further description of the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2014

2014 was a year of significant advancements for Rare Element and its Bear Lodge REE Project on a number of critical fronts.  The Company achieved a number of major milestones, including:

▪

Finalized the update of the PFS on the Bear Lodge REE Project which indicates a 45-year project life. The economics reflect the benefits of the project’s location in northeast Wyoming and the deposit’s rich concentration of those REEs essential to critical magnet materials and high-demand phosphors.

▪

Initiated the Environmental Impact Statement (“EIS”) under National Environmental Policy Act (“NEPA”) process.  The U.S. Forest Service (“USFS”), with support from the Company, started the process in February 2014 and held a public scoping meeting in April.  Alternatives identification and assessment is underway, with some sections of the draft EIS already completed.

▪

Completed an approximately 70-meter trench on the Bull Hill mineralization that confirmed the location and trending of the high-grade zone that is planned to be the source of initial feed for the project.  Excavated a 907-tonne bulk sample to be used for large-scale test work.  The bulk sample has an average total rare earth (TREO) grade that exceeds 10%.

▪

Significantly improved patent-pending recovery process technology and initiated test work on downstream elemental separation. Improvements resulted in the filing of two additional patent applications. Advancements included:

*

In January 2014, announced the ability to selectively isolate and economically remove nearly all of the naturally occurring thorium in the mineralization.

*

In November 2014, completed test work on improvements to this technology that eliminated thorium while greatly reducing the amount of cerium, the lowest value rare earth, in the concentrate.  This advancement resulted in improved purity (99.999% in bench-scale testing) and reduced the mass of material that would go through further separation, which is expected to reduce the associated costs.

*

Bench-scale tested a post-recovery process on the concentrate that effectively separated the concentrate into light and heavy rare earth fractions.

▪

Joined the Critical Materials Institute (CMI), a major initiative sponsored by the DOE and committed to ensuring a secure supply of the rare earths necessary to support evolving green technologies.  Rare Element became one of only seven industry participants (and the second REE company), along with several national laboratories and research universities.

Plans for 2015

We plan to advance the Bear Lodge REE Project during 2015, including the following tasks and initiatives:

•

Continue to support the USFS’s efforts to prepare an Environmental Impact Statement (“EIS”) on the project in accordance with the National Environmental Policy Act process.  The draft EIS is currently anticipated in the second half of 2015.  The final EIS and draft record of decision (“ROD”) are expected in early 2016, with the final ROD anticipated in the first half of 2016.

•

Submit applications for mine and industrial siting permits to the Wyoming Department of Environmental Quality.  These tasks are dependent upon completion of the alternative assessment portion of the EIS.

•

Test additional elemental separation methods directed at creating product baskets that meet end-users’ specific needs and maximize product value to the Company.

•

Initiate engineering studies, including rheology studies, final geotechnical confirmation of waste rock and tailings characteristics to support the next phase of engineering for inclusion in the FS.

•

Exercise responsible cash management, while seeking additional funding sources to finance construction of a planned demonstration plant and ensure continued timely progress toward project construction.

•

Continue to cultivate relationships with potential off-take partners, including supplying upgraded product samples and providing project progress updates.

•

Design planned demonstration plant.

•

Initiate the FS, pending Board approval, incorporating PFS information, project budgets, schedules and other information.

Certain planned activities and potential strategic initiatives are subject to additional financing and other factors including:

•

Construction of the planned demonstration plant.

•

Confirmation of positive results of rare earth separation test work done to date in larger-scale pilot plant testing.

•

Submission of application for a license to possess [radioactive] source material to the U.S. Nuclear Regulatory Commission. This task is dependent upon completion of the alternative assessment portion of the EIS.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE products

REEs are used in computers, cellular telephones, TV screens, wind turbines, fuel cells, magnetic refrigeration technologies, fluorescent and LED lights, petroleum-refining catalysts and numerous other modern specialty technologies.  REEs are also used in hybrid-electric vehicles and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride batteries and REE “super” magnets within electrical motors and generators. Prices of REEs are affected by the supply and demand fundamentals of the market.

Trends affecting supplies of REE products

Global REE supply continues to be dominated by production from China, which produced an estimated 85% of the world’s REE output in 2014, according to the Industrial Minerals Company of Australia Pty Ltd (“IMCOA”) and Curtin University. Over the past nine years China has reduced its export quotas for REEs by more than half (with a marked reduction in the summer of 2010) and increased related export taxes.  The quota reductions resulted in significantly higher REE prices beginning in 2010, when quotas were reduced by approximately 40%. Since then, the slowdown in global economic growth, coupled with decreased demand due to elevated REE prices in 2010 and 2011 and significant supply from accumulated REE stockpiles, caused dramatic REE price declines from 2012 through 2014. Chinese export quotas for 2014 were set at a roughly equivalent level with those of 2013.

After an initial adverse ruling from the World Trade Organization (“WTO”) in March 2014, and an affirmation of that ruling against China’s trade practices on appeal in August 2014, China abolished export quotas as of January 1, 2015, on rare earths, tungsten and molybdenum.  The quotas have been replaced by an export licensing system that many industry sources believe will continue and perhaps even tighten China’s control over REE exports. The WTO ruled against the Chinese in a case brought by the U.S., Europe and Japan alleging that China’s export quotas and export taxes on rare earths violated global trade rules.  China argued unsuccessfully that the quotas and taxes were needed to protect its environment and to conserve its resources, while the plaintiffs complained that the restrictions gave Chinese domestic producers an unfair competitive advantage.  China has left its export taxes in place at least until early May 2015, but is reported to be working on an alternative system to achieve its objectives while still complying with WTO rules.  It is expected that such a system will include imposition of a domestic, ad valorem, resource tax on REE production.

Global supply and demand for rare earths were estimated to be approximately in balance in 2014, based on official statistics, with continued increases in non-Chinese production from Mt. Weld (Australia) and Mountain Pass (California) offsetting slightly reduced exports from China.  However, recent estimates that annual illegal mine production of rare earths in China, where environmental concerns continue to grow, might be as much as 30,000-40,000 metric tonnes (25%-30% of global supply) suggest that the REE market was in oversupply, with that condition likely to continue into 2015.  Certainly, the continued gradual decline of rare earth prices in 2014 indicates that REE consumers continue to find the needed rare earths readily available.

Chinese official domestic REE production is expected to increase at a rate of more than 8.5% per year from 2014 to 2017, while illegal mining is forecast to decrease by about half of the tonnage increase implied by that growth rate, as the government’s measures to consolidate the rare earth industry and curtail illegal mining progress.  These two factors together imply a future overall growth rate of around 4% for domestic Chinese production.  Rare earths production in the rest of the world, though only 15% of estimated production, is expected to grow at a faster rate as Lynas Corporation’s (“Lynas”) and Molycorp’s operations continue to ramp up toward their design capacity.  In the quarter ended December 31, 2014, Lynas reached approximately 80% of its design production capacity of 11,000 tonnes per annum.  Based on Molycorp’s fourth quarter 2014 production report, although production improved significantly, the company continues to struggle with ongoing operating problems, leaving its REE production far below its annual design capacity of 19,050 tonnes.  Given their collective design capacity relative to the global market, whether Lynas and Molycorp can resolve their operating and financial difficulties could have a significant impact on future rare earths supply and pricing dynamics.

Industry forecasts indicate that the overall REE market might be oversupplied for the next few years (largely based on illegal mining in China). It is expected that certain REE elements (particularly Ce and La) will represent the largest portion of this oversupply, while other elements may be more in balance or even in deficit, particularly magnet materials and HREEs.  Market observers cite magnet materials especially as being at risk of short supplies in the near- to medium-term future.

As a result of increased investment in the REE industry outside of China since 2009, there are several new and refurbished REE projects that are being developed that could add to the non-Chinese supply of rare earths over the next two to five years. New production began to ramp up beginning in 2013 and is expected to continue through 2015. Some market observers believe that this new production may have a negative impact on the pricing of some REE products, especially the LREEs of La and Ce. We believe that current rare earth prices and the present lack of capital available for new rare earth projects are likely to temper this anticipated production growth. According to an IMCOA report dated December 2014 (the “IMCOA Report”), REE total supply is forecasted to increase from 171,000 tonnes in 2014 to 242,500 tonnes in 2017.

Trends affecting demand of REE products

The global economy plays a key role in the continuation and pace of increased demand for REEs. If the global economy experiences a prolonged period of slow growth, then the projected increase in REE product demand may not occur at the pace expected. In addition, the spike in REE prices in 2010 and 2011 to extremely high levels seems to have accelerated consumers’ efforts to economize on rare earth consumption or to use substitute materials and therefore slowed the expected pace of demand growth. Based on the IMCOA Report, REE total demand is forecasted to increase from 136,000 tonnes in 2013 to 168,000 tonnes in 2017, or 23.5%, driven mainly by demand for magnet materials, metal alloys, glass polishing materials and catalysts.  Based on forecasted production levels, these figures would imply a significant oversupply of total rare earths by 2017. A more detailed analysis of the supply/demand balance by element suggests that the oversupply is largely driven by significant imbalances in Ce, La and Y markets. In the IMCOA Report, the excess Ce and La production seems to be a result of demand destruction caused by very high REE prices in 2011, while the Y imbalance may be driven by the transition from fluorescent lighting to LED technology. The projected imbalances in other more highly-valued rare earth elements are much smaller, and Nd is expected to remain in relatively short supply for the next few years.

Certain market experts believe that demand growth for some REEs is supply constrained (e.g., magnet materials are often mentioned) and that an increase in global production of these rare earths could actually accelerate demand growth.  Since REEs are used for many new technologies, the pace of technology innovation could also continue to boost REE demand.  According to the IMCOA report, annual global demand growth for REEs from 2014 to 2020 could average 7.5% p.a. overall.  Within this forecast, however, there is a significant variation in demand by end-use.  For instance, demand for REE magnets using Nd, Pr, Dy, Sm and Tb is expected to average annual growth of 9.3% p.a., while demand for REE phosphors, which include Eu, is expected to experience no growth.  Other REE uses that are expected by IMCOA to have the strongest demand growth from 2013 to 2020 are glass (9.8% p.a.), ceramics (6.5% p.a.) and metal alloys (6.0% p.a.).

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

According to www.metal-pages.com (“Metal Pages”), weighted average quarterly prices in U.S. dollars of REOs of 99% purity, FOB China increased more than 1,100% from the end of 2009 through the third quarter of 2011. Since peaking in the third quarter of 2011, REO prices have fallen dramatically, with average quarterly prices for the fourth quarter of 2014 at a level 85% lower than the quarterly average peak in 2011. La oxide and Ce oxide decreased from highs exceeding $150 per kilogram in mid-2011 to around $4.50 per kilogram for 99% oxides as of December 31, 2014.  Average prices of La oxide and Ce oxide for the first two months of 2015 declined another 5.8% and 4.2%, respectively, from the average of the fourth quarter of 2014 due to relatively weak global economic activity and a continued reluctance of major REE customers in China to restock these materials prior to the Chinese New Year. Although REE prices, other than La, remain above their 2009 levels, recently announced financial results of certain major Chinese rare earth companies and China’s ongoing consolidation of its rare earths industry may suggest that prices may have impetus to move higher. Recent reports have indicated that domestic Chinese prices for Dy and Tb have increased 21.5% and 47.7%, respectively, since last November, largely due to progress in China’s campaign against illegal mining.

Supply and demand factors for REE products that could positively impact REE prices include the following, among other factors:

•

the use of Nd, Pr, Tb and Dy in high-strength, NdFeB magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly large off-shore installations;

•

the use of Sm in high-performance Sm-cobalt permanent magnets;

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

•

the stockpiling of certain REE products, tightening control of export volumes through licensing and increases in production taxes by China;

•

the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;

•

the continued research and commercialization of new applications for REE products; and

•

the rising costs in China due to stricter environmental controls and rising wages.

Supply and demand factors for REE products that could negatively impact REE prices the following, among other factors:

•

the potential for oversupply of certain REEs due to new production outside of China and/or increased exports by China;

•

the potential substitution of other materials for high-priced REEs;

•

economization by intermediate and end-users to reduce their usage of REEs in end-products;

•

the potential for increased recycling of high-priced REEs;

•

static or lower global growth, reducing demand for REEs; and

•

potential by-product production that may increase supply irrespective of the normal economics of REE production.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the project may be impacted by global supply and demand and future prices of REEs.

SEASONALITY

Seasonality in the state of Wyoming is not a material factor to our current exploration activities and planned development and operating activities on the Bear Lodge Property.  Snowfall in the winter may limit our access to the Bear Lodge Property and our ability to drill or operate from approximately November through June, but it is not a material issue at this time.

COMPETITION

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies in connection with the acquisition, exploration and development of mineral properties.  There is competition for the limited number of opportunities, some involving companies having substantially greater financial resources, staff and facilities than we do. We also compete with other mining and exploration companies in our efforts to hire and retain experienced mining professionals. As a result, we may have difficulty attracting or retaining key personnel or securing outside technical resources.

In 2014, China accounted for an estimated 85% of global REE production and 68% of worldwide demand.  While REE projects exist outside of China, current non-Chinese production is relatively limited. Further, even though two large mines outside of China are in the process of ramping up production, it is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese a competitive advantage in controlling the supply of REEs and engaging in competitive price reductions to discourage competition.  Any increase in the amount of REEs exported from other nations increases competition and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our projected profitability. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We rely on a combination of trade secret protection, nondisclosure and licensing agreements, and patents and trademarks to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2014, we had filed five U.S. provisional patent applications relating to (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology and (3) separation of cerium from bulk REEs in a single-contact solvent extraction (SX) process.  On January 18, 2014, we combined two provisional patent applications into a single utility patent application filing with the U.S. Patent Office and initiated a Patent Cooperation Treaty Application claiming priority to the U.S. Provisional Applications. If allowed, a patent granted from the utility patent application would have a term of twenty years measured from the filing date of the utility patent application. See “Item 1A. Risk Factors” of this Annual Report.

ENVIRONMENTAL REGULATION

Our exploration and planned development and mining activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance, fines and penalties, clean-up costs and other environmental damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations. Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits. The federal agency responsible for regulatory jurisdiction is the United States Forest Service, Bearlodge Ranger District, Sundance, Wyoming. The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality. We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed.  As of December 31, 2014, the Company had a surety bond with the state of Wyoming totaling $421,300. Prior to operating, we will require several other permits and licenses including those issued by the Nuclear Regulatory Commission (“NRC”), U.S. Army Corps of Engineers and others.

In 2009, the Environmental Protection Agency (“EPA”) announced that it will develop financial assurance requirements under CERCLA § 108(b) for the hardrock mining industry.  EPA expects to publish its proposed financial responsibility regulations in 2016. EPA’s notice did not indicate what the anticipated scope of these requirements will be, or whether they will be duplicative of existing bonding and other financial assurance requirements applicable to the hardrock mining industry. However, the promulgation of regulations that require significant additional financial assurance could have a material adverse effect on our business operations.

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

Compliance with these laws and regulations may impose substantial costs on the Company and could subject it to significant potential liabilities.  Changes in these laws or regulations could require us to expend significant resources to comply with new laws or regulations, or changes to current requirements, and could have a material adverse effect on our business operations.

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2014, our Bear Lodge Property was not subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2014, we had 21 full-time employees of which 12 were directly engaged in development activities.  None of our employees are covered by collective bargaining agreements.

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

Our filings can also be viewed at our corporate offices, located at 225 Union Blvd., Suite 250, Lakewood, Colorado 80228. Our reports, registration statements and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  You may access our reports filed on SEDAR by accessing its website at www.sedar.com.

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

We have a history of losses and will require additional financing to fund our current activities and, if warranted, future development and production efforts.  Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

For the year ended December 31, 2014, our net loss was $14.0 million. Our accumulated deficit at December 31, 2014 was $113.5 million. At December 31, 2014, our cash position was $10.1 million, and our working capital position was $9.2 million. We have no revenues from operations, and we anticipate we will have no operating revenues until we place the Bear Lodge REE Project into production.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  We will be required to raise additional funding through equity sales, asset sales in the form of joint venture relationships, debt instruments and/or alternative means of funding. Failure to obtain sufficient financing may result in the delay or indefinite postponement of feasibility studies, process test work, development and/or production at our Bear Lodge REE Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders. Our ability to arrange additional financing will depend, in part, on the prevailing capital market conditions as well as our business performance and the economic attractiveness of our Bear Lodge REE Project.

We have no history of producing mineral products from our properties.  Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products, and our Bear Lodge REE Project is not currently producing. There can be no assurance that the Bear Lodge REE Project, or any properties that we may acquire in the future, will be successfully developed, placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure.  We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible.  The economic feasibility of exploration and development projects is based on many factors such as:

•

completion of feasibility studies to further verify Mineral Resources and establish Mineral Reserves and commercial viability;

•

the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining, beneficiation and processing facilities;

•

securing a commercially viable sales outlet for our REE products;

•

the potential need to enter into joint venture or other partnership arrangements to develop the project;

•

the availability and costs of equipment and skilled labor, as required;

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

•

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials or supplies;

•

potential shortages of mineral processing, construction or other facilities-related equipment or supplies; and

•

the ability to attract and retain talent for development and operation of the Bear Lodge REE Project.

It is common in exploration programs and in development, construction and mine start-up to experience unexpected problems and delays. Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing REE products at our Bear Lodge REE Project at all or in the anticipated timeframe.

Joint ventures and other partnerships may expose us to risks.

Historically, we have entered into joint venture arrangements to help fund the exploration and potential development of our properties.  In the future, we may enter into joint ventures or other partnership arrangements, or engage in strategic acquisitions, with other parties in relation to the development of our properties.  Such arrangements may dilute our interest in our properties or affect our ability to control development of our projects. Further, any failure of such joint venture or other partners to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint venture and therefore could have a material adverse effect on our business performance and on our ability to develop our properties.

We expect to commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

We completed a PFS for our Bear Lodge REE Project in October 2014 that updated our Mineral Resource estimate and refined our process technology at that time. We expect to commence work on the FS in 2015. The results of this study are uncertain and may indicate project economics that are more or less favorable than previously reported. As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS. As a result, we may need to update our processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expense or could make financing efforts with respect to such efforts more difficult or not possible.

Our growth depends on the permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration project at this time is our Bear Lodge REE Project. Our continued viability is based on successfully implementing our strategy, including completion of a FS, permitting and construction of a mine and processing facilities in an expected timeframe. If we are unable to implement our strategy or in the event of the imposition of significant additional regulatory burdens or delays or a significant deterioration of the market for rare earth products, our ability to develop a sustainable or profitable business would be materially adversely affected.

Increased costs could affect our ability to bring the Bear Lodge REE Project into production and, once in production, to be profitable.

We have estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS, dated October 9, 2014, at approximately $290 million.  Our FS may suggest that our actual costs may be higher than we presently anticipate, which could make it more difficult to finance the project or to successfully establish mining operations at the Bear Lodge REE Project.

We anticipate that our future operating costs at the Bear Lodge REE Project will vary from year to year due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as oil, gas, reagents/chemicals, steel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to commence or maintain future development or mining operations.

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus currently is the advancement and development of the Bear Lodge REE Project, changes in demand for, and the market price of, REE products could significantly affect our ability to develop or finance the Bear Lodge REE Project and eventually attain commercial production or profitability. REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for REE products, and the political and economic conditions of countries that produce and use REEs.

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices then increased significantly during 2010 and most of 2011 only to again experience declines from 2012 through 2014.  Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

Demand for REE products is impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronics industries. Lack of growth in these markets could adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, periods of high REE prices are generally beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create non-REE alternate technologies that ultimately could reduce future long-term demand for REE products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have previously announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of rare earths.  If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for rare earths were to decline, our share price would likely decline, and this could also impair our ability to obtain capital needed for our Bear Lodge REE Project and our ability to find purchasers for our products at prices acceptable to us or at all.

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.   REE supply markets continue to be dominated by production from China, which produced an estimated 85% of the global REE production in 2014. China also dominates the manufacture of metals, NdFeB magnets and other products from rare earths. The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Advanced technology in recycling REEs may also impact supply and prices. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our profitability. As a result of these factors, we may not be able to compete effectively against our future competitors.

The success of our business may depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business may depend, in part, on the establishment of new markets by us or third parties for certain rare earth products. Although we plan to produce rare earth products for use in end products such as NdFeB magnets, which are used in critical existing and emerging technologies such as hybrid and electric vehicles, wind power turbines and compact fluorescent lighting, the success of our business may depend on the creation of new markets and the successful commercialization of REE products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products or applications could have a material adverse effect on our ability to develop our Bear Lodge REE Project or operate our business profitably.

We rely on our proprietary technology and processes to further our Bear Lodge REE Project.

We rely on a combination of trade secret protection, nondisclosure and licensing agreements and patents to establish and protect our proprietary intellectual property rights. We utilize trade secret protection, patent-pending filings, and nondisclosure agreements to protect our proprietary rare earth technology. We have filed five U.S. provisional patent applications, two of which were combined into a single utility patent application filing with the U.S. Patent Office. We initiated a Patent Cooperation Treaty Application claiming priority to the U.S. Provisional Applications on our utility patent filing.  These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property could be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position or results of operations. The loss of our patents could reduce the value of the related products.

The success of our business depends, in part, on our ability to utilize our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

Our Mineral Resource estimates may be inaccurate and any material change in these estimates could affect the economic viability of placing our Bear Lodge REE Project into production.

Unless otherwise indicated, our Mineral Resources are based upon estimates made by independent geologists.  When making determinations about whether to advance the Bear Lodge REE Project to development, we must rely upon such estimated calculations as to the quantity and grades of mineralization on the property as well as estimates about mining and processing costs and future prices.  Until mineralized material is actually mined and processed, Mineral Resources and grades of such mineralization must be considered estimates only, which may prove to be unreliable.

Because we have not completed a FS on the Bear Lodge REE Project and have not commenced actual production, mineralization estimates, including Mineral Resource estimates, for the Bear Lodge REE Project may require adjustments, including potential downward revisions. In addition, the grade of material ultimately mined, if any, may differ from that indicated in our Mineral Resource estimates or in future feasibility studies.

Our Mineral Resource estimates have been determined based on assumed cut-off grades that depend upon estimated REE prices, recovery rates and project operating costs. Any significant change in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of our Bear Lodge REE Project.

We are subject to significant governmental regulations, including permitting, licensing and approval processes that affect our operations and could impact the cost and timing of conducting our business.

Our current and future activities will be governed by laws and regulations, including:

•

laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

•

laws and regulations related to exports, taxes and fees;

•

labor standards and regulations related to occupational health and mine safety;

•

laws and regulations relating to environmental protection concerning waste management, transportation, and disposal of toxic and radioactive substances, land use and the protection of threatened and endangered species; and

•

other matters.

We believe we hold, or are in the process of obtaining, all licenses and permits necessary to carry on the activities that we are currently conducting or propose to conduct in the near term under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration, development and mining activities including constructing mines and/or beneficiation and processing facilities, and commencing operations at the Bear Lodge REE Project.  In addition, if we proceed to production on the Bear Lodge REE Project or any other properties that we may acquire in the future, we must obtain and comply with permits and licenses that may contain specific operating or other conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may be subject to civil or criminal liability, fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations, cause increases in capital expenditures or production costs, or require abandonment or delays in development of the Bear Lodge REE Project.

Our activities are subject to environmental risks and compliance with environmental regulations that are increasing and costly.

Our business and activities are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation at the local, state and federal level is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations at the local, state and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Bear Lodge REE Project or some portion of our business, causing us to reevaluate those activities at that time.

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

•

NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare an EIS. The U.S. Environmental Protection Agency will, and other federal agencies and any interested third parties can, review and comment on the scope of the EIS and the adequacy of and findings set forth in the draft and final EIS. As required, we have begun to undertake the NEPA process for the Bear Lodge REE Project. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts , which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other properties entirely.

•

The NRC, pursuant to its authority under the Atomic Energy Act, oversees the regulatory framework governing the control of radioactive materials, including mining, beneficiation and processing of rare earth elements that contain uranium and thorium.  The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required.  We are required to follow the regulations pertaining to a license application for the Bear Lodge REE Project. The licensing process, including NEPA review relating to the NRC licensing, may cause delays or result in changes to the project design to mitigate impacts as required under the licensing issuance.

•

Under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

•

The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although certain mining, beneficiation, and mineral processing wastes currently are exempt from regulation as hazardous wastes under RCRA, EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements.

•

The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining and processing activities.  Our planned mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws.  New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs to remain in compliance.  In addition, permitting rules and issued permits may impose limitations on production levels or result in additional capital expenditures to comply. In certain circumstances, private citizens may also sue sources for alleged violations of the CAA.

•

The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the United States. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Violation of the CWA and similar state regulatory programs can result in civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. They also can impose substantial liability for the costs of removal or remediation associated with such discharges. The CWA also regulates stormwater handling at mining facilities, requires a stormwater discharge permit for certain activities, and requires the implementation of a Stormwater Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of stormwater run-off. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by a permit issued by the U.S. Army Corps of Engineers.

•

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells.  EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state.  Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.

•

The Endangered Species Act (“ESA”) regulates activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. The ESA protects threatened and endangered species primarily by prohibiting the unauthorized “taking” of listed species. The ESA also requires consultation with other agencies in certain circumstances. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, civil and criminal penalties for violations of the ESA are provided, and citizen suits against any person alleged to be in violation of the ESA are authorized.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs that could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change and various climate change interest groups. Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

Even without such regulation, increased awareness or any adverse publicity in the global marketplace about the mining or rare earth industries’ potential impacts on climate change could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in precipitation, storm patterns and intensities, water shortages and changing temperatures. These factors may have an adverse impact on the cost, production or financial performance of our operations.

We depend on key personnel, and the absence of any of these individuals could adversely affect our business.

Our success is currently largely dependent on the performance, retention and abilities of our directors, officers and employees.  The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, officers, employees or other qualified personnel required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain “key man” life insurance policies on any of our officers or employees.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have an adverse effect on our business and financial condition.

Competition for additional qualified management is intense, and we may be unable to attract and retain additional key personnel, or to attract and retain personnel on acceptable terms.  Management personnel are currently limited, and they may be unable to manage our expansion successfully. Failure to do so could have a material adverse effect on our business, results of operations and financial condition.  Under such circumstances, such persons may provide confidential information and key contacts to competitors, and we may have difficulties in preventing the disclosure of such information.  Such disclosure may have a material adverse effect on our business or operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We depend on various supplies and equipment to carry out our exploration and, if warranted, future development and mining operations. The shortage of such supplies, equipment or parts could have a material adverse effect on our ability to carry out our planned activities or increase our operating costs and expenses.

Mineral exploration and development and mining are potentially hazardous and subject to conditions or events beyond our control, which could have a material adverse effect on our business or plans.

Mineral exploration and development and mining involve various types of risks and hazards, including:

•

environmental hazards;

•

power outages;

•

metallurgical and other processing problems;

•

unusual or unexpected geological formations;

•

personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides and rock-bursts;

•

mineral exploration or mining accidents;

•

concentrate losses;

•

fluctuations in exploration, development and production costs;

•

labor disputes;

•

unanticipated variations in grade;

•

mechanical equipment failure;

•

periodic interruptions due to inclement or hazardous weather conditions; and

•

regulatory curtailments or shutdowns.

These risks could result in damage to, or destruction of, mineral properties, production equipment, facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses or possible legal liability. We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all. Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, may be prohibitively expensive or not available. We may suffer a material adverse effect on our business, if we incur losses related to any significant events that are not covered by insurance policies.

Mineral exploration and development is highly speculative, and certain inherent risks could have a negative effect on our business.

Our long-term success depends on our ability to develop mineral deposits on existing properties and other properties we may acquire, if any, that can then be developed into commercially viable mining operations.  Resource exploration is a highly speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.  Substantial expenditures are required to establish Proven and Probable Mineral Reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining, beneficiation and processing facilities and infrastructure at any site chosen for mining. The marketability of minerals acquired or discovered by us may be affected by numerous factors that are beyond our control and cannot be accurately predicted, such as market pricing fluctuations, the proximity and capacity of milling facilities, mineral markets demand, available supply and processing equipment, and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Any one or a combination of these factors may result in a failure to receive an adequate return on our investment capital.  The decision to abandon a project may have an adverse effect on the market value of our common shares or our ability to complete future financings.

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

The vast majority of the mineral rights to our Bear Lodge Property consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims can be uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations an owner of an unpatented mining claim must comply with to locate and maintain a valid claim.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government.  The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with not only a complex body of U.S. federal and state statutory law, but also administrative and judicial decisions interpreting those statutes and case law.  In addition, there may be limitations as to the completeness of public records that determine prior claimants that could impact the validity or ownership of unpatented mining claims.

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

Increased competition could adversely affect our ability to attract necessary capital funding and/or acquire suitable properties or prospects for mineral exploration in the future.

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

Land reclamation requirements for our properties may be burdensome or too expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies as well as companies with mining operations to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

•

control dispersion of potentially deleterious effluents;

•

treat ground and surface water to drinking water standards; and

•

reasonably re-establish pre-disturbance vegetation and land forms.

To carry out reclamation obligations imposed on us in connection with the potential future development activities at the Bear Lodge Property, we must allocate financial resources that might otherwise be spent on further exploration and future development programs. We have set up a provision for reclamation obligations as currently anticipated for exploration completed on the Bear Lodge Property, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Legislation and regulations have been proposed that would significantly affect the mining industry and our business.

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law of 1872, including legislation introduced in 2014.  If these proposed revisions are enacted, such legislation could change the cost of holding unpatented mining claims or could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose a fee on the amount of material displaced at a mine, (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iv) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (v) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws, and (vi) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in these proposed bills could adversely affect the potential for development of our unpatented mining claims, and could adversely affect our ability to operate or our financial performance. The effect of any revision of the General Mining Law on operations cannot be determined until enactment.  However, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

In 2009, the EPA announced that it will develop financial assurance requirements under CERCLA § 108(b) for the hardrock mining industry. EPA expects to publish its proposed financial responsibility regulations in 2016. EPA’s notice did not indicate what the anticipated scope of these requirements will be, or whether they will be duplicative of existing bonding and other financial assurance requirements applicable to the hardrock mining industry. However, the promulgation of regulations that require significant additional financial assurance could have a material adverse effect on our business operations.

Foreign currency fluctuations may have a negative impact on our financial position or results.

Certain assets are subject to foreign currency fluctuations that may adversely affect our financial position or results. We maintain some accounts in Canadian dollars, and thus, any appreciation in the U.S. dollar against the Canadian dollar increases the costs of carrying out our operations in the United States.  Management may or may not enter into foreign currency contracts from time-to-time to mitigate this risk. Failing to enter into currency contracts, or the risk in the currency contracts themselves, may cause losses due to adverse foreign currency fluctuations.

Our directors and senior management may be engaged in other businesses.  Potential conflicts of interest or other obligations of management could interfere with corporate operations.

Some of our directors, officers and key contractors may be engaged in additional businesses, or situations may arise where our directors, officers and contractors could be in direct competition with us.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable policies, regulations and legislation.  Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures. As a result of their other business endeavors, our directors, officers and contractors may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct ongoing operations or to generate revenues.

We are subject to the risk of litigation, the causes and costs of which are not always known.

The Company is subject to litigation arising in the normal course of business and may be involved in disputes that may result in litigation. Although we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, the causes of potential future litigation cannot be known and may arise from, among other things, business activities, environmental and health and safety concerns, share price volatility or failure to comply with disclosure obligations. The results of litigation cannot be predicted with certainty but could include costly damage awards or settlements, fines, and the loss of licenses, concessions or rights, among other things. If the Company is unable to resolve a dispute favorably, either by judicial determination or settlement, it may have a material adverse effect on the Company’s financial condition, cash flow or results of operations.

We depend upon information technology systems, which are subject to disruption, damage, or failure and have risks associated with implementation and integration.

We depend upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information or the corruption of data. Various measures have been implemented to manage our risks related to the information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

U.S. investors may not be able to enforce their civil liabilities against us or our directors, controlling persons and officers.

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia, Canada under the Business Corporations Act (British Columbia). Some of our directors are residents of Canada, and a substantial portion of their assets are located outside of the United States.  As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

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

Dilution through outstanding common share options and warrants could adversely affect the trading price of our common shares.

Because our success is highly dependent upon our employees and consultants, we have granted to some or all of our key employees, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  We also issued warrants to purchase up to 1,338,688 common shares in September 2013.  As of December 31, 2014, there were 4,345,500 common share purchase options outstanding, which, if exercised, would result in an additional 4,345,500 common shares being issued and outstanding which is approximately 9% of our common shares outstanding as of December 31, 2014.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common shares or our ability to continue to raise funds in new equity offerings.

It is likely that we will sell common shares, or securities exercisable or convertible into common shares, in order to finance our planned development activities. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and potentially adversely affect the trading prices of our common shares or could impair our ability to raise capital through future offerings of securities.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments that could adversely affect our business or future growth potential.

Price volatility of our publicly traded securities could adversely affect investors’ portfolios.

In recent years, the securities markets in the United States and Canada have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  There can be no assurance that continual fluctuations in the market price of our common shares will not occur.  It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings.  The price of our common shares has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

Failure to meet the maintenance criteria of the NYSE MKT may result in the delisting of our common shares, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common shares are listed on the NYSE MKT, and we are subject to its continued listing requirements.  If we are unable to comply with the NYSE MKT continued listing requirements, including its trading price requirements, our common shares may be suspended from trading on and/or delisted from the NYSE MKT. Alternatively, in order to avoid delisting by the NYSE MKT, we may be required to effect a reverse split of our common shares. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE MKT listing standards.  The delisting of our common shares from the NYSE MKT may materially impair our shareholders’ ability to buy and sell our common shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. In addition, the delisting of our common shares could significantly impair our ability to raise capital.

If our common shares were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares in the secondary market.

If our common shares were removed from listing on the NYSE MKT, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common shares were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares on the secondary market.   These factors could significantly negatively affect the market price of our common shares and our ability to raise capital.

We likely were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2014, and may be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we believe that we were likely a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2014, and based on current business plans and financial expectations, we expect that we will be a PFIC for the year ending December 31, 2015, and may be a PFIC in subsequent years. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.

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

The portion of any excess distribution, including gains treated as excess distributions, would be allocated ratably to the U.S. shareholder's holding period. The portion allocated to the current year and to prior years before we first became a PFIC would be treated as ordinary income in the current year. The portion allocated to all other prior years would be taxed at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. shareholder’s actual marginal rate for that year and without reduction by any losses or loss carryforwards) and would be subject to interest charges to reflect the value of the U.S. income tax deferral.

A U.S. shareholder may make a “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to our common shares to mitigate the adverse tax rules that apply to PFICs, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. A U.S. shareholder who makes a QEF election generally must report on a current basis its pro rata share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. A U.S. shareholder may make a QEF election only if the U.S. shareholder receives certain information (known as a “PFIC annual information statement”) from us annually. We will use commercially reasonable efforts to make available to a U.S. shareholder, upon written request, an accurate PFIC annual information statement for each year in which the Company is a PFIC. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of our common shares over the U.S. shareholder’s basis therein.

Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC. Special adverse rules that impact certain estate planning goals could apply to our common shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (Wyoming, USA)

The Bear Lodge Property contains two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill Mine, inclusive of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor and Carbon, all of which are located near Sundance, Wyoming. The Bear Lodge REE Project also includes the proposed hydrometallurgical plant site to be located on private property in Upton, Wyoming that the Company currently holds an option to purchase.  Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project.” We hold our interest in the Bear Lodge Property through our wholly owned subsidiary, Rare Element Resources, Inc. (“RER, Inc.”), a Wyoming corporation.

The Bear Lodge Property is located in central Crook County, northeast Wyoming, and is approximately 19 kilometers northwest of Sundance, Wyoming.  The Bear Lodge Property is accessible by paved and well-maintained gravel roads. The Bear Lodge Property lies within the Black Hills National Forest along the crest of the northern part of the Bear Lodge Mountains, a narrow northwest-trending range. Physiographically, it is the northwest extension of the Black Hills in western South Dakota and is characterized by rolling grass and pine-covered mountains that reach elevations of 1,950 meters within the Bear Lodge Property. The mountains have moderate slopes covered by western yellow pine forest interspersed with dense thickets of brush. Narrow grassy meadows cover the upper reaches of seasonal drainages. The lowest point within the Bear Lodge Property is about 1,768 meters in elevation. The climate during the summer is warm and relatively dry, followed by cold winters with variable amounts of snow.

We control 100% of the mineral rights at the Bear Lodge Property, consisting of both unpatented mining claims and adjacent property owned in fee by the Company.  We hold 499 unpatented mining claims located on land administered by the USFS and 257 hectares (634 acres) of owned property for a total of approximately 3,642 hectares (9,000 acres).  The Bear Lodge Property is located within parts of Sections 5, 7 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming. All of the public property mining claims are unpatented, such that the paramount title of the land is held by the United States of America. Claim maintenance payments must be timely paid on an annual basis and related documents must be filed annually with the Wyoming State Office of the U.S. Bureau of Land Management and recorded with the Crook County, Wyoming Clerk and Recorder to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met. All of our Mineral Resources are located on mining claims that we hold.

Our 100% interest in the 499 unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now a subsidiary of Freeport-McMoRan Copper and Gold Inc. (“Freeport”)) by way of a Mineral Lease and Option for Deed in 2000, and 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May 2010.  A portion of the Newmont-transferred claims had been held in a joint venture between Newmont and the Company since 2006 until such joint venture was terminated in May 2010.  A portion of the Newmont-transferred claims (approximately 327) are subject to a perpetual 0.5% production Net Smelter Return (“NSR”) royalty on minerals except for rare earth minerals, which are excluded from any royalty obligation.  The Newmont transferred claims are further subject to a right of first refusal granted to Newmont for any sale or disposition of the claims to third parties.  This right of first refusal applies only to parties or partners for non-rare earth extraction and terminates on May 14, 2015.  In addition and in connection with the Newmont joint venture termination, we assumed all obligations of Newmont under a consulting agreement with Bronco Creek Exploration and Mining, Inc.  (“Bronco Creek”) requiring us to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500,000 has been paid.  The claims covered by the Bronco Creek consulting agreement, which are located outside of the rare earth deposits, are further subject to a 0.25% NSR royalty with a cap of $3,000,000.  We located additional unpatented mining claims in 2011 and 2012, and now have a 100% interest in 499 total unpatented mining claims.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of NSR royalty payable to Freeport, but the royalty was purchased by us in March 2009.  As a result of the agreements above, we hold an unencumbered rare earth project, including all 499 unpatented mining claims, free of third-party royalties for rare earth production.

The Company acquired 257 hectares (634 acres) in 2013 through a land exchange with the state of Wyoming, State Board of Land Commissioners within the Bear Lodge Project area and now owns that land in fee (the “Land Exchange Property”).  The Wyoming patent to the land issued by the State Board of Land Commissioners provides for a production royalty retained by the state of Wyoming for any minerals produced from the Land Exchange Property, at a rate to be determined by the parties commensurate with likely situated mineral royalties in the state of Wyoming at the time of production.  Notwithstanding the above, the Land Exchange Property was acquired for ancillary facilities in support of the actual mining operation on adjacent land, and we do not intend at this time to extract minerals therefrom. The Wyoming patent states that the mineral estate of the Land Exchange Property will revert to Wyoming state ownership at the conclusion of mining and termination of the Company’s mining permit.

Exploration has been carried out on the Bear Lodge Property since its discovery in 1949.  In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Bear Lodge Property since the discovery of mineralization. No mining or operations were conducted at the Bear Lodge Property by any of the prior owners.

Necessary infrastructure, such as housing, food and fuel is available in communities in close proximity to the Bear Lodge Property. Supplies can be delivered on both U.S. Interstate Highway 90 and rail lines. A Burlington Northern rail transport line also runs through Moorcroft, 55 kilometers west of Sundance, and through Upton, the site of the hydrometallurgical plant, 64 kilometers south of Sundance. The Gillette, Wyoming area, located approximately 89 kilometers to the west, has two coal-fired power plants and is currently a major logistics center for Powder River Basin coal mining activity and will serve as such for any development at the Bear Lodge Property. The current size of the Bear Lodge Property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable outcome with regard to permitting.

We are not aware of any outstanding environmental liabilities, except for required reclamation work associated with our ongoing exploration and drilling activities. Previous exploration activities were approved by both the USFS and the Wyoming Department of Environmental Quality. We have an approved reclamation plan and a posted surety bond to cover the required reclamation.

Additional local, state and federal permits will be required for mining, beneficiation and processing operations should we decide to proceed to mine development and operations.

Bear Lodge Property – Location Map

20 miles
Bear Lodge Property
Upton Hydromet Processing Plant
CANADA
USA
Bear Lodge Project
Denver
Gillette
Moorcroft
Pine Haven
Hulett
Sundance
Spearfish
Upton
Newcastle
Rapid City
WYOMING
SOUTH DAKOTA
212
85
112
24
24
34
90
14
113
90
116
85
90
85
16
16
85
90

Geological Setting

The Bear Lodge Mountains of northeast Wyoming are composed primarily of the upper levels of a mineralized Tertiary alkaline‐igneous complex that is a component of the Black Hills Uplift of western South Dakota and northeast Wyoming. Tertiary alkaline intrusive bodies in the northern Black Hills occur along a N70-80W trending belt that extends from Bear Butte in South Dakota, through the Bear Lodge Mountains, to Devil’s Tower and Missouri Buttes in northeast Wyoming. The Bear Lodge mining district is in the Bear Lodge Mountains, near the western end of the northern Black Hills intrusive belt. The Bear Lodge Mountains expose and are underlain by multiple alkaline plugs, sills, and dikes and intruded into Precambrian basement and Paleozoic and Mesozoic sedimentary rocks approximately 38 – 52 million years ago. Rare earth and gold mineralization are found in separate areas of the central crest and northern part of the Bear Lodge Mountains.

The Bear Lodge alkaline-igneous complex is a northwest-trending alkaline intrusive dome with dimensions of approximately 10 kilometers NW-SE by 6 kilometers NE-SW. The complex consists predominantly of multiple intrusions of phonolite, trachyte, and other alkaline igneous rocks, and a variety of associated breccias and diatremes.

Exploration and Drilling

Historical exploration in the Bear Lodge district, including REE exploration carried out by the Company from 2004 through 2012, is summarized in the Technical Report dated October 9, 2014.  Exploration activities carried out by the Company in 2013 and 2014 were limited as the focus turned to development drilling at the Bull Hill and Whitetail Ridge deposits. These exploration activities included geochemical, geophysical, geological and mineralogical modeling of the district and individual deposits.

The 2013 drilling program was conducted in two phases. The first phase took place in June and July and involved infill drilling at the Whitetail Ridge deposit in order to upgrade a significant portion of the resource from the Inferred Mineral Resource category to the Indicated Mineral Resource category. During this phase, 14 core holes were drilled for a total of 3,556.3 meters (11,697.5 feet). The second phase was designed to upgrade part of the high-grade resource at the Bull Hill deposit to the Measured Mineral Resource category, develop a more detailed model of the REE grade distribution and provide additional material for bulk metallurgical testing. It consisted of 21 core holes totaling 3,247.1 meters (10,650.5 feet) and six reverse circulation (“RC”) twin holes totaling 832.3 meters (2,730 feet). The RC twin holes were drilled using a center return hammer with the objective of minimizing hole erosion and obtaining assay data directly correlative to that from the adjacent core holes.

The 2014 program consisted of the excavation of a test trench along the southwestern flank of Bull Hill in August.  The main mineralized zone (Bull Hill Main) was exposed and exploited for the collection of geological information including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations. The program netted 907 tonnes (1,000 tons) of material that is stored for future metallurgical work. Bulk samples taken from the material average 10.1% TREO. Additional crosscut excavation provided 45 tonnes (50 tons) of material to determine physical upgrading potential of lower grades.

Bear Lodge REE Project

The Bear Lodge REE Project comprises several REE resource areas within the Bear Lodge Property. REE mineralization at the Bear Lodge Property occurs in the central lobe of the Bear Lodge alkaline-igneous complex. Most of the important identified REE deposits and occurrences within the Bear Lodge alkaline complex are contained within the Company’s block of unpatented lode mining claims. The REE deposits are located primarily in the vicinity of the Bull Hill deposit.

REE mineralized bodies occur as dikes, veins, and stockworks within the Bull Hill and Whitetail deposit areas of the Bear Lodge REE Property.  The mineralization includes a well-defined, near-surface, oxidized FMR zone; a near-surface, oxidized, but incompletely leached, carbonatite zone (oxide-carbonate zone); a transitional or mixed zone (oxide + sulfide); and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone. The oxide-carbonate and transitional zones were referred to collectively as a “transitional zone” in some early previous news releases and technical reports. The mineralized zones were subsequently sub-classified, based on key characteristics of those zones. The FMR dikes and veins contain no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) show near-complete leaching from the zone, which ranges from the surface to depths of about 90 – 150 meters. The oxide-carbonate zone generally occurs beneath the oxide zone but approaches the surface locally in select dikes. It is characterized by the near absence of sulfides, with the residual iron oxides formed during almost complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite) and the REE mineral, ancylite (a hydrous Sr-REE carbonate).

Bull Hill Mine

The Bull Hill Mine contains the Mineral Resources reported in our Technical Report dated October 9, 2014, as discussed below. The Bull Hill Mine Mineral Resources, for purposes of this Annual Report, comprise mineralized material from both the Bull Hill and Whitetail Ridge deposit resource areas. The mineralized bodies occur as steeply-dipping, FMR-carbonatite dike swarms and associated stockwork. Geological interpretation of results from the 2010 - 2014 drill and trench programs indicates that the Bull Hill resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into oxide-carbonate and FMR bodies. The mineralized structures range in size from veinlets to large dikes more than 30 meters in width. The Bull Hill deposit resource consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

The Whitetail Ridge deposit occurs about 700 meters northwest of the Bull Hill deposit. The REE mineralization consists of northwest- and north-striking FMR dikes, and an FMR stockwork zone that is also elongated northeasterly, with dimensions of roughly 380 meters by 290 meters. The enveloping gravity and radiometric geophysical anomalies and coincident soil geochemical anomalies are larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Drilling conducted in 2011 through 2013 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge diatreme. Preliminary mineralogical studies by the Company indicate that the REE mineralization occurs in REE fluorocarbonates (bastnasite, parisite, and synchysite), cerianite [(Ce, Th)O2], and subordinate monazite (an REE-Th phosphate). The Whitetail Ridge deposit mineralization is enriched in HREE, relative to the Bull Hill deposit, and both are enriched in CREE.

Prefeasibility Study

In 2013 and 2014, we worked on optimizing the Bull Hill Mine plan, the mineral process methods and the project economics.  This resulted in the Company undertaking and completing an updated PFS to reflect these significant changes.

The Company’s PFS as reported in the Technical Report dated October 9, 2014 for the Bear Lodge REE Project was authored principally by Roche Engineering Inc. (“Roche”), which undertook the process engineering and mine and mill capital and operating cost estimation for the project at that time.  This PFS for the Bear Lodge REE Project reflects an increase in the Mineral Resource estimate, based on drilling and assay data.

The report dated October 9, 2014 is titled “Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101; Pre-Feasibility Study Report; Technical Report on the Mineral Reserves and Resources and Development of the Bull Hill Mine” (the “Technical Report”) and is available under our profile at www.sedar.com. The Technical Report was authored by Peter S. Dahlberg P.E. of Roche in Sandy, Utah and all sections of the Technical Report were prepared under his supervision. Mr. Dahlberg is an independent Qualified Person, as defined by NI 43-101.  Other Qualified Persons, as defined by NI 43-101, who participated in the preparation of the Technical Report are Jaye T. Pickarts, P.E., Chief Operating Officer for Rare Element, who confirms the NI 43-101 and Form 43-101F1 documents and Items 4, 5, 6, 19, and 20 of the Technical Report have been prepared in compliance with the instrument and form; Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, Colorado, who contributed to the preparation of Chapters 7, 8, 9, 10, and 14 of the Technical Report; William L. Rose P.E. of WLR Consulting Inc. in Lakewood, Colorado, who contributed Item 15 and portions of Item 16 (subsections 16.1, 16.2, 16.3 and 16.4) of the Technical Report; and Jeffrey A. Jaacks C.P.G of Centennial, Colorado, who contributed Chapter 11 of the Technical Report, all under the supervision of Mr. Dahlberg, the primary author.

The PFS estimated initial capital costs of approximately $290 million and life-of-mine capital costs (including sustaining capital) of approximately $453 million.

Permitting Progress

We continue to support USFS’ efforts to prepare an Environmental Impact Statement (“EIS”) on the project in accordance with the National Environmental Policy Act process. This process is key to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the Plan of Operations for the project, which was accepted by the USFS as complete in May 2013.  Since then, the USFS has selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work.  The USFS currently is working on the evaluation of identified alternatives and preparation of the draft EIS.  The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies.  The schedule calls for completion of the draft EIS in the second half of 2015.  The final EIS and draft ROD, the decision document that establishes the acceptable operating conditions, are currently expected in early 2016, with the final ROD in anticipated in the first half of 2016.

Mineral Resources Estimates

The Mineral Resources estimates were developed by Alan C. Noble, P.E. of Ore Reserves Engineering and approved by the Rare Element management team.

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

Measured and Indicated Resource Estimate for the Bull Hill Mine(1) effective October 9, 2014(2)
Cut-off Grade(3)	Bull Hill		Whitetail		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	2.7	3.81	-	-	2.7	3.81
Indicated	9.7	3.10	3.9	2.49	13.6	2.93
Measured & Indicated	12.4	3.25	3.9	2.49	16.3	3.07
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.

(2) Inclusive of previously reported Mineral Reserves under NI 43-101.

(3) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of June 30, 2014.

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

Inferred Mineral Resources Estimate for the Bull Hill Mine(1) effective October 9, 2014(2)
Cut-off Grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred(3)	28.9	2.58

(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.

(2) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of June 30, 2014.

(3) Includes Ox and OxCa (oxidized) ores only.

The Mineral Resources estimates, effective October 9, 2014, justify further technical work, including drilling, metallurgical testing, and engineering studies. Considerable in-fill definition drilling is required to increase the confidence level of the mineral resource and upgrade more of the Inferred Resources to the Measured and Indicated Mineral Resources categories.

The major dike sets in all of the resource areas are accompanied by peripheral zones of lower-grade stockwork REE mineralization. The term “stockwork” refers to a body of rock cut by a network of small veins or dikes that contain the mineralization. REE grades in the stockwork zones generally range between about 0.5% and 2.5% TREO.

High-Grade Mineral Resource

High-grade Mineral Resources, which are those resources above a cutoff grade of 3% TREO, are particularly important, since they are the focus of mining in the first nine years of production.   The high-grade Mineral Resource is summarized below. It occurs predominantly on the flank of Bull Hill which contains 78% of the Measured and Indicated, high-grade resource.

Summary of High-Grade Measured and Indicated Mineral Resource(1) effective October 9, 2014(2)
Cut-off Grade(3)	Bull Hill		Whitetail		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	1.5	5.01	-	-	1.5	5.01
Indicated	4.0	4.43	0.7	3.93	4.7	4.36
Measured & Indicated	5.5	4.59	0.7	3.93	6.2	4.52
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits from NI-43-101 (2014).
(2) Inclusive of previously reported Mineral Reserves under NI 43-101 (2014). (3) Cut-off grade of 3.0%.

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

Rare Element’s field programs prior to 2014 were carried out under the supervision of Dr. James G. Clark, formerly the Company’s Vice President of Exploration. Dr. Clark is a senior geologist and previously was exploration supervisor for Hecla Mining Company during the late 1980s and early 1990s, and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill resource area.  In 2014, John T. Ray, the Company’s Chief Geologist and a Qualified Person via SME Registered Membership, directed our exploration efforts. Mr. Ray was a consultant to Newmont Mining Company during its operations in the project area from 2004 to 2010 and has continued in that role since 2010. A detailed QA/QC program was implemented for the 2007 through 2013 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Drs. Jaacks and Clark verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering. They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy and Mineralization

The Mineral Resource size is sensitive to an assumed cut-off grade and to metallurgical operating costs.  The mineable pit includes the known Measured and Indicated (M&I) Mineral Resource as disclosed in the Technical Report dated October 9, 2014 and is inclusive of the adjacent Whitetail Resource Area that extends towards the northwest.  The current mine plan for the Bull Hill Mine will allow mining for approximately 38 years and processing for approximately 45 years.

A Physical Upgrade (PUG) Plant, located within the project area, is designed to maximize concentration of the rare earth minerals and produce a mineral concentrate using a crushing, screening, and gravity separation process depending on the material type. The PUG process is designed to concentrate the rare earth-bearing fines and reduce the physical mass. There are areas of the mineable pit that contain variable amounts of weathered oxide material or oxide-carbonate (OxCa) mineralized material, and that contain variable grades of stockwork mineralization adjacent to the higher-grade material. Each of these material types will have a different upgrade percentage and mass reduction in the PUG circuit. The mining plan anticipates exposure to a distinct high-grade zone early in the project that will allow for preferential mining in the initial years of the mine. Low and mid-grade material will also be mined and stockpiled for future PUG processing.

Stockpiled material is planned to be PUG-processed up through Year 45 when they are estimated to be depleted.  Reclamation of mining-related facilities will occur during mine operations, where applicable, and upon completion of mining and stockpiling of materials.  Other facilities, including the PUG, will be reclaimed as soon as the stockpiled materials are depleted.

The mineral concentrate produced at the PUG Plant is planned to be transported to a hydrometallurgical plant near Upton, Wyoming via covered trucks. The hydrometallurgical plant will process the mineral concentrate by acid leaching followed by additional chemical processing to remove impurities and precipitation to produce the final TREO product. The tailings produced from the process will be filtered, neutralized and stored in a double-lined tailings storage facility (TSF) adjacent to the hydrometallurgical plant.

The Company conducts metallurgical test work primarily at SGS Lakefield of Lakefield, Ontario, Canada, which is independent from the Company.

Other Exploration Target Areas at the Bear Lodge REE Project

Discovery of high-grade REE mineralization at the East Taylor and Carbon target areas expanded the area of known REE mineralization outside of the Bull Hill and Whitetail Ridge deposits, and further delineate a “district” underlain by significant and potentially economic REE mineralization. The data indicate that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest. The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor target is located west of the Bull Hill deposit. Drill assay data from the East Taylor and Carbon exploration targets identify these areas as zones of HREE-enrichment relative to the Bull Hill deposit. All are enriched in CREEs. These two exploration target areas, along with the Whitetail Ridge deposit, are peripheral to the Bull Hill deposit. They are characterized both by high TREO grades, and by some of the highest initial HREE grades of any known North American deposit. They are particularly enriched in Eu, Tb, Dy and Y.

The discovery of these target areas indicates good potential for additional deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear particularly enriched in HREE.

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  For a description of the property’s location, ownership, accessibility, infrastructure and climate, see the section heading “Item 2. Properties – Bear Lodge Property (Wyoming, USA)” above.  There was no exploration work in 2014 for this project, and no exploration work is planned in 2015.

Mineral Resources Estimates

The Sundance Gold Project contains an NI 43-101 compliant Inferred Mineral Resource with an effective date of March 15, 2011, prepared by Ore Reserves Engineering of Lakewood, Colorado. Total Inferred Mineral Resources assuming a $1,200/oz. gold price were 69,300,000 tonnes with a grade of 0.42/g/t Au. The Technical Report summarizes the project and is available on SEDAR at www.sedar.com.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended December 31, 2014, the Company did not have any projects that were in production and as such, was not subject to regulation by MSHA under the Mine Act.

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

The following table sets forth the intraday high and low sales prices of our common shares for each quarterly period as reported by the TSX:

Period	High CDN$	Low CDN$
Fiscal year ended December 31, 2014
First Quarter	2.32	1.52
Second Quarter	1.71	1.27
Third Quarter	1.48	0.66
Fourth Quarter	0.74	0.42

Fiscal year ended December 31, 2013
First Quarter	3.85	2.05
Second Quarter	2.52	1.60
Third Quarter	3.60	1.75
Fourth Quarter	2.85	1.24

The following table sets forth the intraday high and low sales prices of our common shares for each quarterly period as reported by the NYSE MKT:

Period	High US$	Low US$

Fiscal year ended December 31, 2014
First Quarter	2.12	1.40
Second Quarter	1.57	1.17
Third Quarter	1.37	0.60
Fourth Quarter	0.67	0.35

Fiscal year ended December 31, 2013
First Quarter	3.86	2.00
Second Quarter	2.54	1.60
Third Quarter	3.50	1.75
Fourth Quarter	2.75	1.10

As of March 11, 2015, the closing price per share for our common shares as reported by the NYSE MKT was US$0.66 and as reported by the TSX was CDN$0.85.

As of March 12, 2015, we had 47,707,216 common shares issued and outstanding, held by approximately 41 shareholders of record.

DIVIDEND POLICY

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASE OF SECURITIES

During the quarter ended December 31, 2014, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2014, we had two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: (1) our Fixed Stock Option Plan that was originally adopted on December 11, 2002 and subsequently approved by shareholders on December 7, 2009, following certain amendments to the Fixed Stock Option Plan; and (2) our 10% Rolling Stock Option Plan that was adopted by our shareholders on December 2, 2011.  Upon adoption of the 10% Rolling Stock Option Plan, the Fixed Stock Option Plan expired, and we may no longer grant any options under the Fixed Stock Option Plan. However, the terms of the Fixed Stock Option Plan continue to govern all awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change in our cumulative total shareholder return on our common shares with the cumulative total return of the S&P/TSX Composite Index and the Dow Jones U.S. Mining Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on June 30, 2009, in (i) our common shares at the closing price on such date of $1.59, as quoted on the NYSE MKT, (ii) the S&P/TSX Composite Index and (iii) the Dow Jones U.S. Mining Index.  The NYSE MKT closing price quotes were used for the period ended June 30, 2009 through December 31, 2014.

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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is a U.S. Holder (as defined below). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States. In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, owners of 10% or more of the voting shares of the Company, U.S. expatriates, insurance companies, tax-exempt entities, financial institutions, persons subject to the alternative minimum tax, regulated investment companies, securities broker-dealers or dealers, traders in securities who elect to apply a mark-to-market method of accounting, partnerships or other pass-through entities and investors in such an entity; persons holding our securities as part of a larger integrated transaction, persons who acquire our securities as compensation; and, persons whose functional currency is not the U.S. dollar). This summary is based on the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (which we refer to as the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions. We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues. The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested. Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein. This discussion assumes that we are not, and will not become, a controlled foreign corporation as determined for U.S. federal income tax purposes.

YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.

Definition of a U.S. Holder

As used herein, the term “U.S. Holder” means a beneficial owner of our securities that is (a) an individual citizen or resident of the United States for U.S. federal income tax purposes; (b) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof or the District of Columbia; (c) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust, if (i) a court within the United States can exercise primary supervision over the administration of the trust and one or more U.S. persons are authorized to control all substantial decisions of the trust or (ii) a valid election is in effect under applicable Treasury Regulations to treat such trust as a United States person.

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

We believe that we were likely classified as a PFIC for the period ended December 31, 2014, and may be a PFIC in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty to U.S. Holders that we were or were not a PFIC for the period ended December 31, 2014, or any future year. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

If we are classified as a PFIC for any taxable year, the so-called “excess distribution” regime will apply to any U.S. Holder of common shares that does not make a QEF election or mark-to-market election, as described below. Under the excess distribution regime, (i) any gain the U.S. Holder realizes on the sale or other disposition of the common shares (possibly including a gift, exchange in a corporate reorganization, or grant as security for a loan) and any “excess distribution” that we make to such U.S. Holder (generally, any distributions to such holder in respect of the common shares during a single taxable year that are greater than 125% of the average annual distributions received by such U.S. Holder in the three preceding years or, if shorter, such holder’s holding period for the common shares), will be treated as ordinary income that was earned ratably over each day in such U.S. Holder’s holding period for the common shares; (ii) the portion of any excess distributions allocated to the current year or prior years before the first day of the first taxable year beginning after December 31, 1986, in which we became a PFIC would be includible by the U.S. Holder as ordinary income in the current year; (iii) the portion of such gain or distribution that is allocable to prior taxable years during which we were a PFIC will be subject to tax at the highest rate applicable to ordinary income for the relevant taxable years, regardless of the tax rate otherwise applicable to such U.S. Holder and without reduction for deductions or loss carryforwards; and (iv) the interest charge generally applicable to underpayments of tax will be imposed with respect of the tax attributable to each such year. The interest charge discussed above generally will be non-deductible interest expense for individual U.S. Holders.

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

A U.S. Holder may make a QEF election only if the U.S. Holder receives certain information (known as a “PFIC annual information statement”) from us annually. We will use commercially reasonable efforts to make available to U.S. Holders, upon written request, an accurate PFIC annual information statement for each year in which the Company is a PFIC. A QEF election is generally timely filed only if it is made on a timely filed federal income tax return for the first year in the U.S. Holder’s holding period for our common shares in which we were a PFIC. A U.S. Holder for whom a QEF election would otherwise be untimely may be able to make a special “deemed sale” election pursuant to which the U.S. Holder recognizes any gain inherent in the U.S. Holder’s common shares and restarts the U.S. Holder’s holding period in our common shares for purposes of making a QEF election. A deemed sale election generally can be made only if the U.S. Holder owns common shares on the first day of our taxable year in which the election is to be effective.

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

Special adverse rules apply to U.S. Holders of our common shares for any year in which we are a PFIC and own or dispose of shares in another corporation that is also a PFIC (a “lower-tier PFIC”). A U.S. Holder who owned our common shares while we were a PFIC will be taxable under the excess distribution rules described above with respect to any gain that we recognize from a disposition of shares in a lower-tier PFIC, or if the U.S. Holder disposes of all or part of its common shares.  Moreover, a QEF election or mark-to-market election that is made for our common shares would not apply to a lower-tier PFIC. While a separate QEF election may be made for a lower-tier PFIC, we may not be in possession of and thus may not be able to provide the financial information to U.S. Holders that would allow them to make a QEF election for any lower-tier PFIC. A mark-to-market election generally may not be made with respect to a lower-tier PFIC.

A U.S. Holder who makes a QEF election for our common shares will be taxable under the excess distribution regime on gain that we recognize on the sale of shares of a lower-tier PFIC, but will not also be taxable on such gain under the QEF rules. However, any U.S. Holder who makes a mark-to-market or deemed sale election for our common shares could be subject to the PFIC rules with respect to income of the lower-tier PFIC, even though the value of the lower-tier PFIC already was subject to tax via mark-to-market or deemed sale adjustments.

The IRS has issued proposed regulations that, subject to certain exceptions, would treat as taxable certain transfers of PFIC stock by a U.S. Holder that has not made a timely QEF election or mark-to-market election that are generally not otherwise taxed, such as gifts, exchanges pursuant to corporate reorganizations, and transfers at death. Generally, in such cases, the basis of our common shares in the hands of the transferee and the basis of any property received in the exchange for those shares would be increased by the amount of gain recognized. The specific tax effect to the U.S. Holder and the transferee may vary based on the manner in which the common shares are transferred. Each U.S. Holder should consult a tax advisor with respect to how the PFIC rules affect their tax situation prior to transferring PFIC shares.

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

If we are a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends on our common shares will not be “qualified dividend income” and such dividends received by individual U.S. Holders generally will be subject to U.S. federal income tax at ordinary income tax rates.

Sale or Other Disposition of Our Common Shares

The tax treatment of a sale or other disposition of our common shares by a U.S. Holder will differ based upon whether or not the PFIC rules apply and whether or not the U.S. Holder has made any of the elections described above.

If the excess distribution regime discussed above applies to the sale or disposition of our common shares, the rules regarding the taxation of excess distributions will generally apply upon a sale or other disposition of the common shares.

If the excess distribution regime discussed above does not apply to the sale or disposition of our common shares, the difference between the amount received and the adjusted tax basis of the common shares will be gain or loss. If, as usually is the case, the common shares are a capital asset in the hands of the U.S. Holder, such gain or loss will be capital gain. If the U.S. Holder has made a QEF election with respect to the shares, the adjusted basis will be increased by the U.S. Holder’s proportionate share of income and capital gains taken into account each year as a result of the QEF election. If the U.S. Holder has made a mark-to-market election with respect to the shares, the adjusted basis will be increased by the net income recognized on the common shares as a result of the mark-to-market election. Capital gain or loss with respect to common shares generally will be long-term capital gain or loss if the holding period for the shares giving rise to such gain or loss exceeds one year. Under current law, long-term capital gains realized by individual U.S. Holders are taxed at reduced rates. Short-term capital gains are taxed at ordinary income rates. The deductibility of capital losses is subject to significant limitations.

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

Surcharge on Net Investment Income; Other Tax Rules

A surtax of 3.8% (the “unearned income Medicare contribution tax”) is imposed on the “net investment income” of certain U.S. citizens and resident aliens, and on the undistributed “net investment income” of certain estates and trusts, in each case in excess of a certain threshold amount. Net investment income generally includes dividends and net gain from the disposition of property (other than property held in a “non-passive” trade or business). Net investment income is reduced by deductions that are properly allocable to such income.  Special rules determine when the unearned income Medicare contribution tax applies to distribution or income with respect to PFICs. U.S. Holders should consult with their U.S. tax advisors concerning how these rules would apply to an investment in our common shares.

Foreign Currency Transactions

Generally, amounts received by a U.S. Holder in foreign currency (including dividends paid in foreign currency) will be valued at the rate of exchange on the date of receipt. The subsequent disposition of any foreign currency received (including an exchange for U.S. currency) will generally give rise to ordinary gain or loss should the rate of exchange subsequently change.

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

Information Reporting and Backup Withholding

Certain U.S. Holders are required to report information relating to an interest in our common shares, subject to certain exceptions, by attaching a completed IRS Form 8938, Statement of Specified Foreign Financial Assets, with their tax return for each year in which they hold an interest in our common shares or warrants. U.S. Holders are urged to consult their own tax advisors regarding information reporting requirements relating to their ownership of our common shares.

Dividend payments made with respect to our common shares and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and to U.S. backup withholding (currently at a rate of 28%).

In general, backup withholding will apply with respect to reportable payments made to a U.S. Holder unless (i) the U.S. Holder is a corporation or other exempt recipient, and if required, demonstrates such exemption, or (ii) the U.S. Holder furnishes the payor with a taxpayer identification number on IRS Form W-9 in the manner required, certifies under penalty of perjury that such U.S. Holder is not currently subject to backup withholding and otherwise complies with the backup withholding requirements.

Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder's U.S. federal income tax liability, provided that the required information is timely furnished to the IRS.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data. We derived data as of and for the years ended December 31, 2014 and 2013, as of and for the six-month period ended December 31, 2012 and as of and for fiscal years ended June 30, 2009 through 2012 from our audited consolidated financial statements. Consolidated financial data for the year ended December 31, 2012 is derived from our unaudited consolidated financial statements. The selected financial data provided below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Financial Statements and Supplementary Data” provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

(in thousands of U.S. dollars, except per share amounts)	For the year ended December 31,			For the six-month period ended December 31,
	2014	2013	2012	2012
(unaudited)
Results of operations:
Net loss	$ (14,029)	$ (22,246)	$ (29,362)	$ (15,430)
Basic and diluted loss per share	$ (0.29)	$ (0.48)	$ (0.66)	$ (0.35)

Financial position:
Working capital	$ 9,219	$ 22,605	$ 37,041	$ 37,041
Total assets	$ 11,832	$ 25,865	$ 41,184	$ 41,184
Non-current liabilities	$ 202	$ 211	$ 238	$ 238
Shareholders' equity	$ 10,368	$ 23,922	$ 37,347	$ 37,347

For the fiscal years ended June 30,
(in thousands of U.S. dollars, except per share amounts)	2012	2011	2010	2009

Results of operations:
Net loss	$(34,994)	$(16,657)	$ (2,791)	$ (1,844)
Basic and diluted loss per share	$ (0.79)	$ (0.43)	$ (0.09)	$ (0.08)

Financial position:
Working capital	$ 50,120	$ 71,953	$ 11,127	$ 2,346
Total assets	$ 53,232	$ 75,483	$ 13,411	$ 2,425
Non-current liabilities	$ 435	$ 296	$ 1,982	$ 66
Shareholders' equity	$ 50,742	$ 74,093	$ 11,007	$ 2,358

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risks and Uncertainties” and elsewhere in this Annual Report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K. References in this report to fiscal 2012 and fiscal 2011 indicate the twelve-month periods ended June 30, 2012 and 2011, respectively. Financial information with respect to the year ended December 31, 2012 is unaudited.  Management’s Discussion and Analysis (“MD&A”) has been prepared based on information known to management as of March 12, 2015.  This MD&A is intended to help the reader understand the consolidated audited financial statements of Rare Element.

INTRODUCTION

We are focused on advancing to production the Bear Lodge REE Project in Wyoming.  We completed a PFS on our Bear Lodge REE Project in 2014.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

We have sufficient cash on hand to diligently execute our development plans through 2015 as well as the ability to defer certain activities and reduce our rate of expenditures if market conditions dictate. Major activities through 2015 include:

•

Continue to support the USFS’s efforts to prepare an Environmental Impact Statement (“EIS”) on the project in accordance with the National Environmental Policy Act process.  The draft EIS is currently anticipated in the second half of 2015.  The final EIS and draft record of decision (“ROD”) are expected in early 2016, with the final ROD anticipated in the first half of 2016.

•

Submit applications for mine and industrial siting permits to the Wyoming Department of Environmental Quality.  These tasks are dependent upon completion of the alternative assessment portion of the EIS.

•

Test additional elemental separation methods directed at creating product baskets that meet end-users’ specific needs and maximize product value to the Company.

•

Initiate engineering studies, including rheology studies, final geotechnical confirmation of waste rock and tailings characteristics to support the next phase of engineering for inclusion in the FS.

•

Exercise responsible cash management, while seeking additional funding sources to finance construction of a planned demonstration plant and ensure continued timely progress toward project construction.

•

Continue to cultivate relationships with potential off-take partners, including supplying upgraded product samples and providing project progress updates.

•

Design planned demonstration plant.

•

Initiate the FS, pending Board approval, incorporating PFS information, project budgets, schedules and other information.

Certain planned activities and potential strategic initiatives are subject to additional financing and other factors including:

•

Construction of the planned demonstration plant.

•

Confirmation of positive results of rare earth separation test work done to date in larger-scale pilot plant testing.

•

Submission of the application for a license to possess [radioactive] source material to the U.S. Nuclear Regulatory Commission. This task is dependent upon completion of the alternative assessment portion of the EIS.

RISKS AND UNCERTAINTIES

Our activities are subject to certain risks and uncertainties that might impact our financial results.  For a more detailed list of such risks and uncertainties, please see “Item 1A. Risk Factors” of this Annual Report.

Our failure to successfully address these risks and uncertainties could have a material adverse effect on our business, financial condition and/or results of operations.  Consequently, the trading price of our common shares may decline and investors may lose part of or all their investment in the Company.  We cannot assure you that we will successfully address these risks and uncertainties or other unknown risks and uncertainties that may affect our business.

RESULTS OF OPERATIONS

As noted above, with the change in fiscal year beginning January 1, 2013, the Company filed a Transition Report on Form 10-K covering the six-month period ended December 31, 2012.  Therefore, comparative financial statements for the twelve months ended December 31, 2012 have not been audited. However, in order to provide more meaningful comparative financial information and management’s analysis thereof, we have included unaudited financial information within the financial statements for the year ended December 31, 2012, to compare with the audited year ended December 31, 2013.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Summary

Our consolidated net loss for the year ended December 31, 2014 was $14,029, or $0.29 per share, compared with our consolidated net loss of $22,246, or $0.48 per share, for the same period in 2013.   For the year ended December 31, 2014, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration costs of $1,670 (of which $861 related to stock-based compensation), a decrease in exploration and evaluation expense of $5,568 and a positive variance in the loss on currency translation of $1,024.  These decreases were partially offset by a decrease in interest income of $156.

Exploration and evaluation

Exploration and evaluation costs were $8,558 for the year ended December 31, 2014, compared with $14,126 for the same period in 2013. The decrease of $5,568 from the prior period was mostly the result of decreased expenses associated with reduced (1) drilling program costs in 2014 of $2,965, (2) metallurgical testing of $1,501, (3) environmental, health and safety of $771, and (4) engineering and development of $1,430. These decreases were partially offset by increased site administrative costs of $1,099.

Corporate administration

Corporate administration costs decreased to $4,946 for year ended December 31, 2014, compared with $6,616 for the same period in 2013, a decrease of $1,670. The decrease from the prior period was due to a decrease in stock-based compensation expense as well as the Company’s continual focus on containing costs. The decrease in stock-based compensation expense of $861 was primarily the result of historically declining share prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $76 for the year ended December 31, 2014, compared with $232 for the same period in 2013.  The decrease in interest income from the prior period is attributable to lesser average cash balances held in interest bearing accounts during 2014 when compared with the prior year.

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

The loss on currency translation was $507 for the year ended December 31, 2014, compared with a loss of $1,531 for the same period in 2013.  The Canadian dollar weakened by 8.0% and 7.0% against the U.S. dollar during the years ended December 31, 2014 and 2013, respectively. The average Canadian cash and cash equivalent balances during the years ended December 31, 2014 and 2013 were CDN$7.4 million and CDN$21.8 million, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 (unaudited)

Summary

Our consolidated net loss for the year ended December 31, 2013 was $22,246, or $0.48 per share, compared with our consolidated net loss of $29,362, or $0.66 per share, for the same period in 2012.   For the year ended December 31, 2013, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration costs of $5,298 (of which $4,981 related to stock-based compensation), a decrease in exploration and evaluation expense of $4,188, a decrease in the write-down of mineral properties of $943 and a positive variance in the unrealized loss on derivatives of $223.  These decreases were partially offset by a negative variance in the loss on currency translation of $3,056 as well as a decrease in interest income of $395.

Exploration and evaluation

Exploration and evaluation costs were $14,126 for the year ended December 31, 2013, compared with $18,314 for the same period in 2012.  The decrease of $4,188 from the prior period was primarily due to decreased drilling and evaluation activities as well as decreased environmental monitoring costs. These decreases were partially offset by increases in metallurgical testing and research and development work.

Corporate administration

Corporate administration costs decreased to $6,616 for year ended December 31, 2013, compared with $11,914 for the same period in 2012, a decrease of $5,298. The decrease from the prior period was primarily due to a decrease in stock-based compensation expense of $4,981. The decrease in stock-based compensation was mostly the result of historically declining share prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date). The remaining decrease of $317 was the result of more direct costs assigned to exploration and evaluation expense in 2013 as compared with 2012.

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

The loss on currency translation was $1,531 for the year ended December 31, 2013, compared with a gain of $1,525 for the same period in 2012, a negative variance of $3,056.  The difference is caused by a decrease in cash balances held in Canadian dollars at the end of the respective periods as well as depreciation of the Canadian dollar.  The translated Canadian dollar cash balance at December 31, 2013 included approximately CDN$10,233, compared with CDN$33,287 as of December 31, 2012. The Canadian dollar weakened by 7.0% against the U.S. dollar during 2013, compared with a 2.6% strengthening during 2012.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011 (unaudited)

Summary

Our consolidated net loss for the six-month period ended December 31, 2012 was $15,430 or $0.35 per share compared to our consolidated net loss of $21,061 or $0.48 per share for the same period in 2011.   For the six-month period ended December 31, 2012, the decrease in consolidated net loss of $5,631 from the respective prior period was primarily the result of a decrease in stock-based compensation expense of $4,404 and an increase in the gain on foreign currency translation of $4,143, which were partially offset by an increase in exploration and evaluation costs of $2,575 and a decrease in interest income of $237.

Exploration and evaluation

Exploration and evaluation costs were $12,938 for the six-month period ended December 31, 2012 as compared with $10,363 for the same period in 2011.  The increase of $2,575 from the prior period was primarily due to an increase in drilling costs and environmental monitoring costs at our Bear Lodge REE Project as we continue to advance the project and further define the resource area.

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $13,688 for the year ended December 31, 2014, as compared with $22,456 for the same period in 2013.  The decrease in cash used of $8,768 from the prior period is mostly the result of (a) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for a positive variance of $1,024, (b) decreases in spending associated with exploration and evaluation activities accounting for a decreased use of approximately $5,570, (c) timing in vendor payments affecting accounts payable accounting for a decreased use of $1,526, (d) timing of cash outlays associated with prepaid expenses, which accounted for a positive variance of $304, and (e) the Company’s continual focus on cost containment within corporate administration expenses, accounting for a decreased use of approximately $800.  The decreases above were offset by lower cash receipts from interest earned of $454.

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

Investing Activities

Net cash used in investing activities was $33 for the year ended December 31, 2014, compared with net cash provided by investing activities of $13,973 for the same period in 2013. The decrease in cash provided by investing activities of $14,006 is primarily due to the net increase in cash from the sale of short-term investments of $15,118 (net of reinvestment) during 2013. The Company also made a purchase of land for $980 during 2013. Neither the sale of short-term investments nor the purchase of land occurred in 2014. Finally, purchases of equipment were reduced by $168 when comparing 2014 to 2013.

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

Net cash used in investing activities was $38 for the six-month period ended December 31, 2012 as compared with $200 for the same period in 2011.  The decrease in cash used of $162 from the prior period is the result of an increase in cash invested in guaranteed investment contracts of $485, a decrease in the restricted cash balance of $422, which was due to the replacement of our cash-funded reclamation bond with a surety bond that did not require cash collateral, and a decrease of $259 for the purchase of equipment.

Financing Activities

Net cash used in financing activities was $42 for the year ended December 31, 2014 and net cash provided by financing activities was $7,400 for the year ended December 31, 2013.  The cash used in 2014 resulted from taxes paid associated with a cashless exercise of stock options. The cash received in the 2013 period was the result of the Company’s registered direct offering, which closed on September 27, 2013.

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

Liquidity and Capital Resources

At December 31, 2014, our total current assets were $10,481, compared with $24,337 at December 31, 2013.  The decrease of $13,856 is primarily due to cash expenditures during the year which reduced our cash and cash equivalents by $13,763.

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

Our working capital at December 31, 2014 was $9,219, compared with working capital of $22,605 at December 31, 2013. Working capital was $37,041 and $50,120 at December 31, 2012 and June 30, 2012, respectively.

Our plans for 2015 are to continue moving forward with the Environmental Impact Statement and permitting processes, and to evaluate the feasibility of incorporating downstream separation of rare earths into our project, while limiting expenditures in other areas. Additional financing would be desirable to support our balance sheet and continue the optimal pace of project spending for further permitting, evaluation, development and construction of the Bear Lodge REE Project.

We extended the option covering up to 840 acres of private land in Upton, Wyoming. The option now expires in the fourth quarter of 2017.  If we choose to purchase the land, the purchase price is the greater of $1 per acre or the appraised value at the time of exercise.

We have effective shelf registration statements in the U.S. and Canada, with remaining capacities of $35.9 million in the U.S. and CDN$50.0 million in Canada; however, our ability to access our shelf capacity in the U.S. may be substantially limited by applicable shelf eligibility rules.

We expect that we will require between $45 million and $60 million of additional funding over the next two years to fully support the EIS and permitting processes, ongoing engineering, advanced metallurgical and elemental separation test work, FS completion, a larger-scale demonstration facility development and operation and other corporate expenses. In addition, subject to positive FS results, financing, and board approval, we will require a substantial portion of the remaining estimated initial project capital costs to initiate project construction. The actual amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures as approved by the Company’s Board of Directors. There is no assurance that such financing will be available, or available on terms acceptable to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

At December 31, 2014, our contractual obligations consisted of our operating lease obligation of $224 associated with our Lakewood, Colorado corporate office as well as facilities in Sundance, WY.  The timing associated with these lease obligations is outlined below:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$224	$167	$57	$0	$0
Total	$224	$167	$57	$0	$0

CRITICAL ACCOUNTING ESTIMATES

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs related to such reserves incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of feasibility studies that indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit that is abandoned or considered uneconomic for the foreseeable future, will be written off.

Stock-based compensation

We account for share-based compensation under the provisions of Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

We account for stock compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15, “Equity,” which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is also estimated using a Black-Scholes valuation model.

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis and, therefore, the portion of our asset retirement obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by SEC Industry Guide 7, the timing of these reclamation activities is uncertain.   The estimated fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation in connection with the Bear Lodge Property.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of December 31, 2014. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to twelve months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At December 31, 2014, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $39.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign currency exchange rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report filed on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based upon our assessment, management concluded that, at December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2014 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in its report which appears herein.

[Letterhead of EKS&H LLLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rare Element Resources, LTD

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Rare Element Resources, LTD and subsidiaries (an exploration stage company, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014, the year ended December 31, 2013, the six months ended December 31, 2012, and the year ended June 30, 2012.  We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Element Resources, LTD and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014, the year ended December 31, 2013, the six months ended December 31, 2012, and the year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Rare Element Resources, LTD and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

/s/ EKS&H LLLP

EKS&H LLLP

March 12, 2015

Denver, Colorado

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2014	2013
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 10,139	$ 23,902
Interest receivable	6	4
Accounts receivable	21	29
Prepaid expenses	315	402
Total Current Assets	10,481	24,337

Equipment, net	344	521
Land	980	980
Mineral properties	27	27
Total Assets	$ 11,832	$ 25,865

LIABILITIES AND SHAREHOLDERS EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 1,098	$ 1,528
Asset retirement obligation	164	204
Total Current Liabilities	1,262	1,732

Asset retirement obligation	202	211
Total Liabilities	1,464	1,943

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding December 31, 2014 – 47,707,216, December 31, 2013 - 47,627,245	100,652	100,513
Additional paid in capital	23,186	22,850
Accumulated other comprehensive income/(loss)	-	-
Accumulated deficit	(113,470)	(99,441)
Total Shareholders' Equity	10,368	23,922

Total Liabilities and Shareholders' Equity	$ 11,832	$ 25,865

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Year Ended December 31,
	2014	2013	2012
			(unaudited)
Operating income and (expenses):
Exploration and evaluation	$ (8,558)	$ (14,126)	$ (18,314)
Corporate administration	(4,946)	(6,616)	(11,914)
Depreciation	(210)	(197)	(170)
Write-down of mineral property	-	-	(943)
Total operating expenses	(13,714)	(20,939)	(31,341)

Non-operating income and (expenses):
Interest income	76	232	627
Gain/(loss) on currency translation	(507)	(1,531)	1,525
Loss on sale of marketable securities	-	(39)	(9)
Gain/(loss) on derivatives	116	81	(142)
Other income/(expense)	-	(50)	(22)
Total non-operating income/(expenses)	(315)	(1,307)	1,979

Net loss	$ (14,029)	$ (22,246)	$ (29,362)

Other comprehensive income/(loss)
Realized gain on available-for-sale securities	$ -	$ 39	$ 9
Unrealized gain/(loss) on available-for-sale securities	-	4	(17)
Total other comprehensive income/(loss)	-	43	(8)

COMPREHENSIVE LOSS	$ (14,029)	$ (22,203)	$ (29,370)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.29)	$ (0.48)	$ (0.66)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,706,559	46,299,560	44,581,287

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Six Months Ended December 31,
	2012	2011
		(unaudited)
Operating income and (expenses):
Exploration and evaluation	$ (12,939)	$ (10,363)
Corporate administration	(4,158)	(7,791)
Depreciation	(90)	(42)
Write-down of mineral property	-	(931)
Total operating expenses	(17,187)	(19,127)

Non-operating income and (expenses):
Interest income	301	538
Gain/(loss) on currency translation	1,457	(2,686)
Loss on sale of marketable securities	(7)	(9)
Unrealized gain/(loss) on derivatives	(4)	173
Other income	10	50
Total non-operating income/(expenses)	1,757	(1,934)

Net loss	$ (15,430)	$ (21,061)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 7	$ 9
Unrealized gain/(loss) on available-for-sale securities	2	(39)
Total other comprehensive income/(loss)	9	(30)

COMPREHENSIVE LOSS	$ (15,421)	$ (21,091)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.35)	$ (0.48)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,610,070	44,096,346

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)

Year ended June 30,
2012

Operating income and (expenses):
Exploration and evaluation	$ (15,168)
Corporate administration	(16,109)
Depreciation	(123)
Write-down of mineral property	(1,874)
Total operating expenses	(33,274)

Non-operating income and (expenses):
Interest income	864
Gain/(loss) on currency translation	(2,618)
Loss on sale of marketable securities	(11)
Unrealized gain/(loss) on derivatives	35
Other income	10
Total non-operating income/(expenses)	(1,720)

Net loss	$ (34,994)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ 11
Unrealized gain/(loss) on available-for-sale securities	(59)
Total other comprehensive income/(loss)	(48)

COMPREHENSIVE LOSS	$ (35,042)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.79)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,189,656

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:			(unaudited)
Net loss for the period	$ (14,029)	$ (22,246)	$ (29,362)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	210	197	171
Asset retirement obligation	(49)	26	288
Realized gain on derivatives	(14)	(150)	-
Unrealized (gain)/loss on derivatives	(102)	69	142
Write-down of mineral property	-	-	943
Gain on currency translation	-	-	(29)
Loss on disposal of marketable securities	-	39	9
Gain on disposal of equipment	-	-	(3)
Stock-based compensation	517	1,378	6,359
	(13,467)	(20,687)	(21,482)
Changes in working capital
Accounts receivable	8	(12)	(155)
Interest receivable	(2)	299	188
Prepaid expenses	87	(217)	169
Accounts payable and accrued liabilities	(314)	(1,839)	641
Due to related party	-	-	(29)
Net cash and cash equivalents used in operating activities	(13,688)	(22,456)	(20,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	-	(9,823)	(15,118)
Releases of restricted cash	-	-	422
Purchases of equipment	(33)	(201)	(316)
Purchases of land	-	(980)	-
Proceeds from sale of marketable securities	-	36	80
Proceeds from sale of short-term investments	-	24,941	-
Net cash and cash equivalents provided by (used in) investing activities	(33)	13,973	(14,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	(42)	7,400	1,108
Net cash and cash equivalents provided by (used in) financing activities	(42)	7,400	1,108

Decrease in cash and cash equivalents	(13,763)	(1,083)	(34,492)
Cash and cash equivalents - beginning of the period	23,902	24,985	59,477
Cash and cash equivalents - end of the period	$ 10,139	$ 23,902	$ 24,985

	Supplemental disclosure with respect to cash flows - Note 10

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the six-month periods ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		(unaudited)
Net loss for the period	$ (15,430)	$ (21,061)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	90	42
Asset retirement obligation	(46)	-
Unrealized (gain)/loss on derivatives	4	(173)
Write-down of mineral property	-	931
Loss on currency translation	16	12
Loss on disposal of marketable securities	7	9
Loss on disposal of equipment	(3)	-
Stock-based compensation	1,643	6,041
	(13,719)	(14,199)
Changes in working capital
Accounts receivable	6	(22)
Interest receivable	(128)	(200)
Prepaid expenses	55	(1)
Accounts payable and accrued liabilities	1,389	1,777
Due to related party	-	(45)
Net cash and cash equivalents used in operating activities	(12,397)	(12,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(485)	-
Releases of restricted cash	422	-
Purchases of equipment	(11)	(270)
Proceeds from sale of marketable securities	36	70
Net cash and cash equivalents used in investing activities	(38)	(200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	390	55
Net cash and cash equivalents provided by financing activities	390	55

Decrease in cash and cash equivalents	(12,045)	(12,835)
Cash and cash equivalents - beginning of the period	37,030	72,312
Cash and cash equivalents - end of the period	$ 24,985	$ 59,477

Supplemental disclosure with respect to cash flows - Note 10

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
For the fiscal year ended June 30,
2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (34,994)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	123
Asset retirement obligation	334
Unrealized (gain)/loss on derivatives	(35)
Write-down of mineral property	1,874
Loss on currency translation	(33)
Loss on disposal of marketable securities	11
Stock-based compensation	10,757
(21,963)
Changes in working capital
Accounts receivable	(183)
Interest receivable	109
Prepaid expenses	113
Accounts payable and accrued liabilities	1,036
Due to related party	(74)
Net cash and cash equivalents used in operating activities	(20,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(14,633)
Purchases of equipment	(575)
Proceeds from sale of marketable securities	114
Net cash and cash equivalents used in investing activities	(15,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	773
Net cash and cash equivalents provided by financing activities	773

Increase/(decrease) in cash and cash equivalents	(35,282)
Cash and cash equivalents - beginning of the period	72,312
Cash and cash equivalents - end of the period	$ 37,030

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance, December 31, 2011 (unaudited)	44,096,674	$ 91,457	$ 15,501	$ (26)	$ (47,833)	$ 59,099

Exercise of options - cash	744,624	603	-	-	-	603
Exercise of options - fair value	-	531	(531)	-	-	-
Exercise of warrants – cash	108,571	504	-			504
Exercise of warrants – fair value	-	161				161
Stock-based compensation	-	-	6,359	-	-	6,359
Unrealized loss on marketable securities	-	-	-	(17)	-	(17)
Net loss for the period	-	-	-	-	(29,362)	(29,362)
Balance, December 31, 2012	44,949,869	$ 93,256	$ 21,329	$ (43)	$ (77,195)	$ 37,347

Shares issued:
For private placement	2,677,376	8,000	-	-	-	8,000
Share issue costs	-	(743)	143	-	-	(600)
Stock-based compensation	-	-	1,378	-	-	1,378
Unrealized loss on marketable securities	-	-	-	43	-	43
Net loss for the period	-	-	-	-	(22,246)	(22,246)
Balance, December 31, 2013	47,627,245	$ 100,513	$ 22,850	$ -	$ (99,441)	$ 23,922

Exercise of options	79,971	139	(181)	-	-	(42)
Stock-based compensation	-	-	517	-	-	517
Net loss for the period	-	-	-	-	(14,029)	(14,029)
Balance, December 31, 2014	47,707,216	$ 100,652	$ 23,186	$ -	$ (113,470)	$ 10,368

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the existence of economic reserves being developed at the Bear Lodge REE Project, the ability of the Company to obtain the necessary operating permits to mine the Bear Lodge REE Project and on future profitable production at the Bear Lodge REE Project or proceeds from the disposition of any of our mineral property interests.  Development of and/or commencement of commercial production at the Bear Lodge REE Project is dependent upon our ability to obtain the necessary financing and permitting to complete the exploration, development and/or construction of the Bear Lodge REE Project.  Although we have been successful in raising such capital necessary to sustain our operations in the past, there can be no assurance that we will be able to do so in the future.

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

Fiscal year-end change

On September 7, 2012, our Board of Directors approved a change in our fiscal year-end from June 30 to December 31, with the change to the calendar year reporting cycle beginning January 1, 2013. Consequently, on March 18, 2013, we filed a Transition Report on Form 10-K for the six-month transition period ended December 31, 2012. The intent of the change was to align the reporting of our financial results more closely with that of our peers and to better synchronize our management processes and budget cycles with financial reporting. References in this report to fiscal 2012 and 2011 indicate the twelve-month periods ended June 30, 2012 and 2011, respectively. Financial information in these notes with respect to the year ended December 31, 2012 is unaudited.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective December 31, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2014 and 2013, cash and cash equivalents consisted of $10,139 and $23,902, respectively, of funds held in bank accounts with financial institutions in both Canada and the U.S.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

Mineral properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred.  Acquisition costs include cash consideration and the fair-market value of common shares issued as consideration.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.  Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

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

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis and therefore the portion of our asset retirement obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves under SEC Industry Guide 7, the timing of these reclamation activities is uncertain.   The fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation in connection with the Bear Lodge REE Property.

Asset retirement obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

Changes in our current and non-current asset retirement obligations are summarized in the following table:

	Year ended December 31,	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2014	2013	2012	2012

Balance, beginning of period	$ 415	$ 389	$ 435	$ 101

Additions	19	54	116	-
Releases	(66)	(30)	(178)	-
Revisions to cost estimates	(2)	2	16	334
Balance, end of period	$ 366	$ 415	$ 389	$ 435

Derivative instruments

From time to time, the Company may use derivative financial instruments to manage its foreign currency risks. All derivative financial instruments are classified as current liabilities and are accounted for at trade date. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related. The Company re-measures all derivative financial instruments as of the date of the balance sheet based on fair values derived from option pricing models. Gains or losses arising from changes in fair value of derivatives are recognized in the Consolidated Statements of Loss, except for derivatives that are highly effective and qualify for cash flow or net investment hedge accounting.  The Company does not have any derivatives that are highly effective and qualify for cash flow or net investment hedging. There were no derivatives outstanding as of December 31, 2014.

Common shares

Common shares issued for non-monetary consideration are recorded at fair market value based upon the trading price of our shares on the TSX or the NYSE MKT on the share issuance date.  Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

Foreign currency translation

Our functional currency is the U.S. dollar. All of our foreign subsidiaries are direct and integral components of the Company and are dependent upon the economic environment of our functional currency. Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with ASC Topic 830, “Foreign Currency Matters,” and accordingly, translation gains and losses are reported in the loss for that period. Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

Depreciation

Depreciation is based on the straight-line method.  We depreciate computer equipment, furniture and fixtures and geological equipment over a period of three years.  We depreciate vehicles over a period of five years.

Stock-based compensation

The fair value of share-based compensation awards issued to employees and directors of the Company is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When a share-based compensation award is exercised and the resulting common shares are issued, the fair value of such award as determined on the date of grant or date of vesting (in the case of a non-employee exercise) is transferred to common shares.  In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed.

Income taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if it is more likely than not that the entire or some portion of the deferred tax asset will not be recognized.

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2014, 2013 and 2012 and at June 30, 2012, we had 5,818,057; 6,173,057; 4,331,000 and 4,542,002 in potentially dilutive securities, respectively.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

The Company had no embedded derivatives as of December 31, 2014. Included within accounts payable, and other accrued liabilities at December 31, 2013 and 2012 is an embedded derivative that has been accounted for in accordance with the Company’s accounting policy as described above.  This embedded derivative represents a foreign currency option that the Company sells within an enhanced yield deposit account that has been included in cash and cash equivalents.  The fair value of the derivative liability associated with this embedded derivative instrument is shown separately as a liability in the table below.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 10,139	$ -	$ 10,139	$ 23,902	$ -	$ 23,902
Short-term investments	-	-	-	-	-	-
Marketable securities	-	-	-	-	-	-
Total financial assets	$ 10,139	$ -	$ 10,139	$ 23,902	$ -	$ 23,902

Liabilities
Accounts payable and other accrued liabilities	$ 1,098	$ -	$ 1,098	$ 1,425	$ -	$ 1,425
Asset retirement obligation	-	366	366	-	415	415
Derivative liabilities	-	-	-	-	103	103
Total financial assets and liabilities	$ 11,237	$ 366	$ 11,603	$ 25,327	$ 518	$ 25,845

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

Bear Lodge Property, Wyoming, USA

The Company, through our indirectly held, wholly owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in a group of unpatented mining claims and 634 acres (257 hectares) of owned property, together which contain:  (1) the Bear Lodge REE Project that contains REE mineralization; and (2) the Sundance Gold Project that contains gold mineralization. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming. These claims were, in part, acquired from Freeport-McMoRan Copper & Gold (“Freeport”) by way of a “Mineral Lease and Option for Deed.”

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

On May 12, 2010, Newmont terminated the option and the Company retained its 100% interest in the mining claims of the entire property. In addition, 327 contiguous claims wholly-owned by Newmont outside the Venture were transferred to the Company. In consideration for transferring these claims, Newmont was granted a right-of-first-refusal on all claims sold or disposed, excluding those containing REE, and a 0.5% net smelter royalty (“NSR”) royalty, for precious and base metals only, on the claims transferred to the Company by Newmont. This agreement honors an arrangement between Newmont and Bronco Creek Exploration Company, a wholly owned subsidiary of Eurasian Minerals Inc. (“Bronco Creek”), on Newmont’s formerly wholly-owned claims, pursuant to which Bronco Creek will continue to receive minor payments and will retain a 0.05% NSR royalty on these claims.

The Bear Lodge Property comprises 499 unpatented mining claims located on land administered by the USFS and 634 acres (257 hectares) of owned property for a total of approximately 9,000 acres (3,642 hectares).

5.  EQUIPMENT AND LAND

At December 31, 2014 and 2013, equipment consisted of the following:

	December 31, 2014			December 31, 2013

	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 189	$ 168	$ 21	$ 169	$ 118	$ 51
Furniture	111	64	47	111	48	63
Geological equipment	488	319	169	488	217	271
Vehicles	221	114	107	208	72	136
	$ 1,009	$ 665	$ 344	$ 976	$ 455	$ 521

Depreciation expense for the year ended December 31, 2014 and 2013 and six-month period ended December 31, 2012 was $210, $197 and $90, respectively.  Depreciation expense for the fiscal year ended June 30, 2012 was $123. We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

On April 29, 2013, we completed a land acquisition from the state of Wyoming in conjunction with a third-party land exchange resulting in an additional 640 acres being owned by the Company and subject to a royalty retained by the state of Wyoming. The royalty is a non-participating interest at the royalty rate commensurate with the state or federal royalty rate, whichever is higher, for any such mineral(s), at the time of development. The property is immediately adjacent to our mine site, and the cash consideration paid was $980.

6.  ADDITIONAL PAID IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009, following certain amendments to the FSOP. The FSOP expired upon the adoption of the 10% Rolling Stock Option Plan, which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  Under the FSOP, we could grant stock options for up to 5,779,347 common shares to eligible directors, officers, employees or consultants.  The maximum term of an option was five years.  The exercise price of an option was not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the TSX and the NYSE MKT.  All options granted under the FSOP vested as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2014, there were 1,915,000 stock options outstanding under the FSOP with a weighted-average exercise price of $7.37, all of which were exercisable.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution the terms of a new plan, the RSOP, which established the maximum number of common shares which may be issued under the RSOP as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the RSOP, our Board of Directors may from time-to-time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is ten years. The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date, less allowable discounts in accordance with the policies of the TSX and the NYSE MKT. The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2014, there were 2,430,500 stock options outstanding under the RSOP with a weighted-average exercise price of $3.42, of which 2,035,500 options were exercisable with a weighted-average exercise price of $3.81.

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

	For the years ended December 31,		For the six-month period ended December 31,	For the fiscal year ended June 30,
	2014	2013	2012	2012
Risk-free interest rate	0.93 – 0.99%	0.59 – 0.75%	0.35 - 0.39%	0.12 - 0.36%
Expected volatility	74 – 79%	80 – 84%	80%	80%
Expected dividend yield	Nil	Nil	Nil	Nil
Expected term in years	3.3	3.0	3.0	3.0 – 5.0
Estimated forfeiture rate	3.7%	0 – 3.9%	0%	0%

The fair value of stock option awards granted to consultants of the Company is estimated on the vesting date using the Black-Scholes option pricing model and the closing price of our common shares as quoted on either the TSX or NYSE MKT on the vesting date.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes models are as follows:

	For the years ended December 31,		For the six-month period ended December 31,	For the fiscal year ended June 30,
	2014	2013	2012	2012
Risk-free interest rate	0.99%	0.36 – 0.52%	0.35 - 0.39%	0.19 - 0.71%
Expected volatility	74-79%	80 - 84%	80 - 109%	80 - 113%
Expected dividend yield	Nil	Nil	Nil	Nil
Expected term in years	3.3	3.0 – 5.0	3.0 – 5.0	3.0 – 5.0
Estimated forfeiture rate	3.7%	0 – 3.9%	0%	0%

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

The following table summarizes stock option activity for each of the years ended December 31, 2014 and 2013, six-month period ended December 31, 2012 and for the fiscal year ended June 30, 2012:

	For the years ended December 31,				For the six-month period ended December 31,		For the fiscal year ended June 30,
	2014		2013		2012		2012
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Outstanding, beginning of period	4,700,500	$5.51	4,331,000	$ 6.42	4,331,000	$ 5.84	3,136,500	$ 6.16

Granted	275,000	1.28	622,500	1.59	610,000	3.97	1,616,000	6.05
Exercised	(150,000)	0.50	-	-	(610,000)	0.77	(179,000)	1.47
Cancelled/Expired	(480,000)	4.52	(253,000)	6.56	-	-	(242,500)	14.57

Outstanding, end of period	4,345,500	$5.16	4,700,500	$ 5.51	4,331,000	$ 6.42	4,331,000	$ 5.84

Exercisable, end of period	3,950,500	$5.54	3,951,000	$ 6.15	3,146,200	$ 7.01	3,101,000	$ 5.51

Weighted-average fair value per share of options granted during period	$0.65		$ 0.84		$ 2.04		$ 3.83

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price

$1.23 - $3.00	1,456,500	2.59	$ 1.88	1,061,500	2.00	$ 2.07
$3.01 - $6.00	1,533,000	2.27	4.54	1,533,000	2.27	4.54
$6.01 - $9.00	210,000	1.54	8.08	210,000	1.54	8.08
$9.01 - $12.00	975,000	1.21	9.04	975,000	1.21	9.04
$12.01 +	171,000	1.03	13.05	171,000	1.03	13.05

	4,345,500	2.05	$ 5.16	3,950,000	1.84	$ 5.54

A summary of stock option activity as of December 31, 2014 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	749,500	$ 1.11
Granted	275,000	0.65
Vested	(629,500)	1.16
Expired	-	-
Non-vested at December 31, 2014	395,000	0.71

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

The stock-based compensation cost recognized in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013 was $517 and $1,378, respectively. The stock-based compensation cost recognized in our consolidated statements of operations and comprehensive loss for the six-month period ended December 31, 2012 was $1,637. The stock-based compensation cost recognized in our consolidated statements of loss and comprehensive loss for the fiscal year ended June 30, 2012 was $10,757.  As at December 31, 2014, there was $85 of unrecognized compensation cost related to 395,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.55 years. The total intrinsic value of options exercised in each of the periods ended December 31, 2014, 2013 and 2012 and June 30, 2012 was $167, nil, $1,938, and $679, respectively. At December 31, 2014, there was no aggregate intrinsic value of outstanding and exercisable stock options.

Agents’ Options and Warrants

The Company issued to investors 1,338,688 warrants, each exercisable for one common share, in connection with the September 27, 2013 registered direct offering. The exercise price and exercise period of each warrant is $4.15 and three years, respectively.

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

The following table summarizes activity for agents’ options and warrants for the years ended December 31, 2014 and 2013, the six-month period ended December 31, 2012 and for the fiscal year ended June 30, 2012:

	For the year ended December 31,		For the year ended December 31, 2013		For the six-month period ended December 31,		For the fiscal year ended June 30,
	2014				2012		2012
	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (USD$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (USD$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)	Number of Agents' Options and Warrants	Weighted-Average Exercise Price (CDN$)

Outstanding, beginning of period	1,472,557	$ 4.15	-	$ -	211,002	$ 9.00	211,002	$ 9.00

Granted	-	-	1,472,557	4.15	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired	-	-	-	-	(211,002)	9.00	-	-

Outstanding, end of period	1,472,557	$ 4.15	1,472,557	$ 4.15	-	$ -	211,002	$ 9.00

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

7.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014:

•

None.

During the year ended December 31, 2013:

•

$18 was paid to Donald E. Ranta for providing consulting services to the Company. Mr. Ranta served as Chairman of the Company’s Board of Directors until his resignation in June 2014. As of December 31, 2013, there were no outstanding amounts owed to Mr. Ranta.

•

Mark Brown resigned from the Board of Directors on April 18, 2013. At that time, he ceased to be a related party, and the company he controlled also ceased to be a related party.  During the period from January 1, 2013 to April 18, 2013, $16 was charged by Mark Brown’s private company for providing consulting services.

During the six-month period ended December 31, 2012:

•

$30 was paid to Donald E. Ranta for providing consulting services to the Company. As of December 31, 2012, there were no outstanding amounts owed to Mr. Ranta.

•

Mark Brown was re-elected to the Board of Directors on Dec 11, 2012. During the period from December 11, 2012 to December 31, 2012, less than $1 was charged by Mark Brown’s private company for providing consulting services.

During the fiscal year ended June 30, 2012:

•

$83 was paid to Donald E. Ranta for providing consulting services to the Company.

•

$21 was paid to Paul Schlauch for providing legal services to the Company.  Mr. Schlauch serves as a director of Rare Element.

Related party expenses are included in corporate general and administrative expenses on our Consolidated Statements of Operations and Comprehensive Loss.  Related party transactions were in the normal course of operations and are measured at fair value.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

Our future tax assets and liabilities at December 31, 2014 and 2013 include the following components:

	As of December 31,	As of December 31,
	2014	2013
Deferred tax assets:
Current:
Accrued vacation	$ 39	$ 34
Reclamation provision	57	70
Derivative transactions	-	35
	96	139
Non-Current:
Noncapital loss carryforwards, Canada	2,546	2,316
Capital loss carryforwards, Canada	7	3
Net operating loss carryforwards, U.S.	11,053	8,122
Mineral properties	14,244	13,421
Share issue costs	-	-
Reclamation provision	69	72
Equipment	115	74
Share based compensation	4,020	4,047
Research and development	1,882	1,186
Other	-	-
	33,936	29,241
Deferred tax assets	34,032	29,380
Valuation allowance	(34,032)	(29,380)
Net	$ -	$ -

Deferred tax liabilities:
Non-Current:
Other	-	-
Deferred tax liabilities	-	-
Net deferred tax asset/(liability)	-	-

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2014	2013

Canada	$ 3,055	$ 2,756
United States	30,977	26,624
Total valuation allowance	$ 34,032	$ 29,380

The valuation allowance increased $4,652 from the period ended December 31, 2013 to the calendar year ended December 31, 2014 and $6,452 from the fiscal year ended December 31, 2012 to the period ended December 31, 2013. This was the result of an increase in the net deferred tax assets, primarily net operating loss carryforwards ("NOLs"), equity compensation for U.S. residents, exploration spending on mineral properties, research and experimental spending, and change in tax rates.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2014, we had U.S. net operating loss carryforwards of approximately $34,486, which expire from 2018 to 2034.  In addition, we had Canadian non-capital loss carryforwards of approximately CDN$9,792, which expire from 2015 to 2034.  As of December 31, 2014, there were Canadian capital loss carryforwards of CDN$59.  A full valuation allowance has been recorded against the tax effected U.S. and Canadian loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. net operating loss carryforwards.  No Section 382 study has been completed; therefore, the actual usage of U.S. net operating loss carryforwards has not been determined.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended December 31, 2014.  Our NOL carryforwards referenced above at December 31, 2014, 2013 and 2012 include $538 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in the NOL carryforwards referenced above, the related tax benefit of $140 will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce our current taxes payable for the periods ending December 31, 2014, 2013 or 2012, these tax benefits are not reflected in the deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the years ended December 31,		For the six-month period ended	For the fiscal year ended
			December 31,	June 30,
	2014	2013	2012	2012

Canada	$ (623)	$ (1,038)	$ 457	$ (15,572)
United States	(13,406)	(21,208)	(15,887)	(19,422)
	$ (14,029)	$ (22,246)	$ (15,430)	$ (34,994)

The provision for income taxes includes the following components:

As of December 31,
	2014	2013

Current
Canada	$ -	$ -
United States	-	-
	-	-

Deferred
Canada	$ -	$ -
United States	-	-
	-	-
Income tax expense (recovery)	$ -	$ -

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,	As of December 31,	As of June 30,
	2014	2013	2012	2012

Net income (loss)	$ (14,029)	$ (22,246)	$ (15,430)	$ (34,994)
Statutory tax rate	26.00%	25.75%	25.00%	25.00%
Tax expense (recovery) at statutory rate	(3,648)	(5,728)	(3,857)	(8,749)

Foreign tax rates	(928)	(1,372)	(1,695)	(2,911)
Change in tax rates	27	162	(1,067)	(9)
Share issuance costs amortization	(220)	(243)	(91)	300
Stock-based compensation	155	391	(2,617)	2,689
Nondeductible expenses	5	8	10	669
Prior year true-up for loss carryovers	20	851	(231)	(353)
Prior year true-up for property basis adjustments	(63)	(521)	246	(2,876)
Unrecognized benefit of non-capital losses	-	-	-	-
Other	-	-	1	4
Change in valuation allowance	4,652	6,452	9,301	11,236
Income tax expense (recovery)	$ -	$ -	$ -	$ -

We do not have any unrecognized income tax benefits.  Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Rare Element and its wholly-owned subsidiary, Rare Element Resources Holdings, Ltd., file income tax returns in the Canadian federal jurisdiction and provincial jurisdictions, and its wholly-owned subsidiary, Rare Element Resources, Inc., files in the U.S. federal jurisdiction and various state jurisdictions.  The years still open for audit are generally the current year plus the previous three.  However, because we have NOLs carrying forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

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

Potential environmental contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive.  The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Supplemental cash flow information for the respective periods is as follows:

	For the years ended December 31,		For the six-month period ended December 31,	For the fiscal year ended June 30,
	2014	2013	2012	2012
Other Information Interest received	$ 77	$ 531	$ 178	$ 494

11.  RETIREMENT PLAN

Beginning on January 1, 2012, the Company began sponsoring a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent, full-time U.S. employees after the first day of the month following their hire date. Employees can contribute up to 100% of their compensation, but not to exceed the maximum allowable contribution amount under IRS rules.  We match 100% of an employee’s contributions up to 3% and 50% of an employee’s contribution between 3% and 5% for a total contribution of up to 4%.  The Company’s contributions vest immediately.  Our expense to match employee contributions made during the years ended December 31, 2014 and 2013, the six months ended December 31, 2012 and the fiscal year ended June 30, 2012 was $86, $95, $45 and $28, respectively.

12.  SEGMENTED INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars, except share and per share amounts, unless otherwise noted)

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2014 and 2013, the six-month period ended December 31, 2012 and for the fiscal year ended June 30, 2012 are as follows (in thousands, except per share amounts):

For the year ended December 31, 2014

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (2,937)	$ (3,601)	$ (3,060)	$ (4,431)
Basic and diluted loss per share	$ (0.06)	$ (0.08)	$ (0.06)	$ (0.09)

For the year ended December 31, 2013

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (5,739)	$ (6,855)	$ (5,257)	$ (4,395)
Basic and diluted loss per share	$ (0.12)	$ (0.15)	$ (0.12)	$ (0.10)

For the six-month period ended December 31, 2012

			2nd Quarter	1st Quarter
Total revenue			$ -	$ -
Net loss			$ (9,572)	$ (5,858)
Basic and diluted loss per share			$ (0.22)	$ (0.13)

For the fiscal year ended June 30, 2012

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (8,616)	$ (5,317)	$ (10,127)	$ (10,934)
Basic and diluted loss per share	$ (0.19)	$ (0.12)	$ (0.23)	$ (0.25)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2014. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company, including consolidated subsidiaries, in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2014, our internal controls over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2014 has been audited by EKS&H LLLP, the independent registered public accounting firm that audited our Financial Statements included in this Annual Report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.rareelementresources.com and on SEDAR at www.sedar.com.  Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website.

NYSE MKT Corporate Governance

Our common shares are listed on the NYSE MKT. Section 110 of the NYSE MKT Company Guide permits NYSE MKT to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE MKT listing criteria, and to grant exemptions from NYSE MKT listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which our governance practices differ from those followed by domestic companies pursuant to NYSE MKT standards is available on our website at www.rareelementresources.com, under Company Information, Corporate Governance.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report on Form 10-K.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	/s/ Paul H. Zink
	Randall J. Scott, President, Chief Executive Officer and Director	Paul H. Zink, Senior Vice President and Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: March 12, 2015	Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Lowell Shonk
Lowell Shonk, Director and Interim Chairman of the Board of Directors
Date: March 12, 2015

By:	/s/ M. Norman Anderson
M. Norman Anderson, Director
Date: March 12, 2015

By:	/s/ Norman W. Burmeister
Norman W. Burmeister, Director
Date: March 12, 2015

By:	/s/ Gerald Grandey
Gerald Grandey, Director
Date: March 12, 2015

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 12, 2015

By:	/s/ Frank S. Mooney
Frank S. Mooney, Director
Date: March 12, 2015

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director Principal Executive Officer
Date: March 12, 2015

By:	/s/ Paul H. Zink
Paul H. Zink, SVP and CFO, Principal Accounting and Financial Officer Date: March 12, 2015

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR as filed with the SEC on November 17, 2009)
4.1

Shareholder Rights Plan Agreement, dated as of November 10, 2010, between the Company and Computershare Trust Company of Canada, as rights agent (incorporated by reference to Exhibit 2.1 to the Form 8-A filed on December 17, 2010

10.1

Purchase and Sale Agreement with VMS Ventures Inc., Strider Resources Limited and Daniel Ziehlke to acquire Eden Lake REE Project, dated October 30, 2009 (incorporated by reference to Exhibit 4 to the Company’s Form 20-FR/A as filed with the SEC on December 22, 2009)

10.2

Agreement with Altius Resources Inc. whereby the Company acquired the Nuiklavik Property, dated January 6, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.3

Mining Option Agreement between Medallion Resources Ltd. and the Company, dated February 17, 2010, whereby Medallion could acquire a 65% interest in the Eden Lake Property (incorporated by reference to Exhibit 99.2 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.4

Amendment to Mining Option Agreement with Medallion Resources Ltd., dated September 15, 2010 (incorporated by reference to Exhibit 99.4 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.5

Agreement between Newmont North American Exploration Limited and Paso Rico (USA), Inc. / the Company whereby Newmont North American Exploration Limited terminated its right to acquire a 65% interest in the Bear Lodge Property, dated May 14, 2010 (incorporated by reference to Exhibit 99.3 to the Company’s Form 6-K as filed with the SEC on October 27, 2010)

10.6

Employment Agreement with Jaye T. Pickarts, Chief Operating Officer, dated March 1, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K as filed with the SEC on September 28, 2011)*

10.7

Employment Agreement with George G. Byers, Vice President, Government and Community Relations, dated February 11, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)*

10.8	Incentive Share Option Plan of the Company dated December 11, 2002, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)*
10.9	Addendum to Incentive Share Option Plan of the Company, dated November 23, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.10	Addendum to Incentive Share Option Plan of the Company, dated December 3, 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.11	Addendum to Incentive Share Option Plan of the Company, dated December 5, 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.12	Addendum to Incentive Share Option Plan of the Company, dated December 7, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.13	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011).*
10.14

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)*

10.15	Employment Agreement with Randall J. Scott, dated December 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 19, 2011)*
10.16	Employment Agreement with Kelli C. Kast, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on July 3, 2012)*
10.17	Form of Severance Compensation Agreement with Randall J. Scott, dated April 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on April 26, 2013) *
10.18

Placement Agent Agreement, dated September 24, 2013, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)

10.19

Securities Purchase Agreement, dated September 24, 2013, by and among the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)

10.20	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)
10.21

Change in Control Agreement, dated January 27, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 29, 2014) *

10.22

Severance Compensation Agreement, dated January 27, 2014, between Kelli Kast-Brown and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on January 29, 2014) *

10.23

Professional Services Agreement between the Company and Applied Petrographics, dated January 31, 2014 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on March 17, 2014) *

10.24	Severance Compensation Agreement, dated June 16, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 17, 2014)*
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on September 28, 2011)
23.1	Consent of EKS&H, LLLP +
23.2	Consent of Alan Noble, Ore Reserves Engineering +
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act +
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act +
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

+ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

**These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.