Form 10-Q
period 2015-03-31
RARE ELEMENT RESOURCES LTD
filed 2015-05-11
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of May 8, 2015:  52,937,986

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

5

ITEM 1.  FINANCIAL STATEMENTS

5

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

13

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our completion of a feasibility study (“FS”), our development plans for the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”), our projected timing for Project commissioning, future expenditures to comply with environmental laws and regulations, the impact of changes in foreign currency exchange rates on our financial statements, our future capital and financing needs and our ability to meet these needs.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” “anticipates,” “plans,” “estimates” or “intends” (including negative or grammatical variations thereof), or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2014, including, without limitation, risks associated with:

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

•

establishment of adequate distribution channels to place our entire future product suite;

•

competition in the mining and rare earths industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements and the establishment of substitutes for rare earth products;

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

•

title to our properties or mining claims;

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 7,505	$ 10,139
Interest receivable	14	6
Accounts receivable	25	21
Prepaid expenses	182	315
Total Current Assets	7,726	10,481

Equipment, net	299	344
Land	980	980
Mineral properties	27	27
Total Assets	$ 9,032	$ 11,832

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 700	$ 1,098
Asset retirement obligation, current portion	164	164
Total Current Liabilities	864	1,262

Asset retirement obligation, non-current portion	202	202
Total Liabilities	1,066	1,464

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2015 - 47,707,216, December 31, 2014 - 47,707,216	100,652	100,652
Additional paid in capital	23,259	23,186
Accumulated deficit	(115,945)	(113,470)
Total Shareholders' Equity	7,966	10,368

Total Liabilities and Shareholders' Equity	$ 9,032	$ 11,832

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three months ended March 31,
	2015	2014

Operating income (expenses):
Exploration and evaluation	$ (1,118)	$ (2,821)
Corporate administration	(1,010)	(1,348)
Depreciation	(45)	(52)
Total operating expenses	(2,173)	(4,221)

Non-operating income (expenses):
Interest income	9	29
Gain/(loss) on currency translation	(311)	(346)
Gain/(loss) on derivatives	-	107
Total non-operating income (expense)	(302)	(210)

Net loss	$ (2,475)	$ (4,431)

Other comprehensive loss
Realized loss on available-for-sale securities	$ -	$ -
Unrealized (gain)/loss on available-for-sale securities	-	-

COMPREHENSIVE LOSS	$ (2,475)	$ (4,431)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.05)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	47,707,216	47,704,550

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)

	For the three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (2,475)	$ (4,431)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	45	52
Realized gain on derivatives	-	(5)
Unrealized (gain)/loss on derivatives	-	(103)
Stock-based compensation	73	188
	(2,236)	(4,299)
Changes in non-cash working capital
Accounts receivable	(4)	9
Interest receivable	(8)	4
Prepaid expenses	133	89
Accounts payable and accrued liabilities	(398)	135
Net cash and cash equivalents used in operating activities	(2,634)	(4,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(33)
Net cash and cash equivalents used in investing activities	-	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	-	(42)
Net cash and cash equivalents used in financing activities	-	(42)

Decrease in cash and cash equivalents	(2,634)	(4,137)
Cash and cash equivalents - beginning of the period	10,139	23,902
Cash and cash equivalents - end of the period	$ 7,505	$ 19,765

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The REE deposit is one of the highest grade REE deposits identified in North America and one of the highest grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements (“CREEs”), which the Company defines as neodymium, europium, dysprosium, praseodymium, terbium and yttrium.  At present, we are undertaking advanced engineering, process confirmation, elemental separation test work, geological modeling and technical studies while working toward obtaining the necessary permits and licenses to enable us to develop the Bear Lodge REE Project. Based on review of current permitting timetables and other factors, the Company currently anticipates Project commissioning to begin as early as mid-2017, subject to permitting, FS finalization, financing and other factors, including, but not limited to, production of marketable products from the larger-scale demonstration project and contractual arrangements with potential off-take customers.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development, mining and processing of economic mineral reserves at the Bear Lodge REE Project, our ability to obtain the necessary permits and licenses to mine and process these mineral reserves, and on the future profitable production of these mineral reserves.  Development and start-up of the Bear Lodge REE Project are also dependent upon our ability to obtain the necessary financing to construct and complete the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2014, which were included in our Annual Report on Form 10-K for the period ended December 31, 2014.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2015, and the results of our operations and cash flows for the three-months ended March 31, 2015 and 2014 in conformity with U.S. GAAP.  Interim results of operations for the three-months ended March 31, 2015, may not be indicative of results that will be realized for the full year ending December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact that adoption of ASU 2014-15 will have on our financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities under U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company made the election to early adopt this amendment effective December 31, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option.  Due to the short-term nature of the option contract and the relatively low volatility between the U.S. dollar and Canadian dollar, the liability portion of the derivative instrument is de minimis. As of March 31, 2015, the Company had no such deposits. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 7,505	$ -	$ 7,505	$ 10,139	$ -	$ 10,139
Total financial assets	$ 7,505	$ -	$ 7,505	$ 10,139	$ -	$ 10,139

Liabilities
Accounts payable and other accrued liabilities	$ 700	$ -	$ 700	$ 1,098	$ -	$ 1,098
Asset retirement obligation	-	366	366	-	366	366
Derivative liabilities	-	-	-	-	-	-
Total financial assets and liabilities	$ 8,205	$ 366	$ 8,571	$ 11,237	$ 366	$ 11,603

4.

EQUIPMENT

	March 31, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 189	$ 175	$ 14	$ 189	$ 168	$ 21
Furniture	111	68	43	111	64	47
Geological equipment	488	343	145	488	319	169
Vehicles	221	124	97	221	114	107
	$ 1,009	$ 710	$ 299	$ 1,009	$ 665	$ 344

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of shares issued	Common shares ($)

As of December 31, 2014	47,707,216	$ 100,652

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	-	-

Issued during the three-months ended March 31, 2015	-	-

As of March 31, 2015	47,707,216	$ 100,652

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

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of March 31, 2015, we had 1,809,000 options outstanding under our FSOP, as amended, and 2,802,800 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The Company did not issue any stock option awards during the three-months ended March 31, 2014. The significant assumptions used to estimate the fair value of stock options awarded during the three-months ended March 31, 2015, using a Black-Scholes model are as follows:

	March 31,
	2015	2014
Risk-free interest rate	1.0%	n/a
Expected volatility	73%	n/a
Expected dividend yield	nil	n/a
Expected term in years	3.4	n/a
Estimated forfeiture rate	3.6%	n/a

The compensation expense recognized in our consolidated financial statements for the three-months ended March 31, 2015 and 2014 for stock option awards was $73 and $188, respectively.  As of March 31, 2015, there was $77 of total unrecognized compensation cost related to 599,800 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.7 years.

The following table summarizes our stock option activity for each of the three-month periods ended March 31, 2015 and 2014:

	2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,345,500	$ 5.16	4,700,500	$ 5.51

Granted	399,000	0.32	-	-
Cancelled	(132,700)	6.73	(280,000)	6.74
Exercised	-	-	(150,000)	0.52

Outstanding, end of period	4,611,800	$ 4.43	4,270,500	$ 5.44

Exercisable, end of period	4,012,000	$ 5.00	3,649,000	$ 6.06

Weighted-average fair value per share of options granted during period	$ 0.16		$ n/a

7.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Potential environmental contingency

Our mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally becoming more restrictive over time.  The Company conducts its operations so as to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

8. SUBSEQUENT EVENTS

On April 29, 2015, the Company closed a $3,400 offering of common shares and warrants in a registered direct offering in the United States resulting in estimated net proceeds of $3,167, after expenses. The Company sold an aggregate of 5,230,770 common shares and 2,615,385 warrants at a price of $0.65 per unit. Each unit consists of one common share and half of a warrant to purchase one common share.

The warrants issued in connection with the April 29, 2015 registered direct offering are each exercisable upon issuance for one common share of the Company’s common stock at $0.85 per share. The exercise period of each warrant is three years.

The Company also issued to a placement agent in connection with the financing 261,539 warrants under the same terms as those issued to the investor.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month period ended March 31, 2015, has been prepared based on information available to us as of May 8, 2015. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2014, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

We are focused on advancing the Bear Lodge REE Project in Wyoming.  We completed a pre-feasibility study (“PFS”) on our Bear Lodge REE Project in 2014.

Outlook

We have sufficient cash on hand to diligently execute our development plans through 2015 as well as the ability to defer certain activities and reduce our rate of expenditures, if market or other conditions dictate. Major planned activities through 2015 include:

•

Continue to support the United States Forest Service’s efforts to prepare an Environmental Impact Statement (“EIS”) on the Project in accordance with the National Environmental Policy Act process.  The draft EIS is currently anticipated in the second half of 2015.  The final EIS and draft record of decision (“ROD”) are expected in early 2016, with the final ROD anticipated in late summer of 2016;

•

Exercise responsible cash management, while seeking additional funding sources to finance construction of a planned demonstration plant and ensure continued timely progress toward Project construction;

•

Continue elemental separation test programs directed at creating advanced purification of HRE, SEG and LRE product baskets that meet end-users’ specific needs and maximize product value to the Company;

•

Submit applications for a mine permit to the Wyoming Department of Environmental Quality, a license to possess [radioactive] source material to the U.S. Nuclear Regulatory Commission, and other federal permits;

•

Initiate engineering studies, including geotechnical confirmation and condemnation drilling within the proposed Physical Upgrade (“PUG”) plant site to support the next phase of engineering for inclusion in the FS; and

•

Continue to cultivate relationships with potential off-take partners, including supplying upgraded product samples and providing Project progress updates.

Certain planned activities and potential strategic initiatives are subject to additional financing and other factors including:

•

Design, construct and operate the planned demonstration plant;

•

Initiate engineering studies, including rheology studies, final geotechnical confirmation of waste rock and tailings characteristics to support the next phase of engineering for inclusion in the FS;

•

Initiate the FS, pending board approval, incorporating PFS information, Project budgets, schedules and other information from engineering studies; and

•

Confirm positive results of individual element separation test work done to date in larger-scale pilot plant testing.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended March 31, 2015 was $2,475, or $0.05 per share, compared with our consolidated net loss of $4,431, or $0.09 per share, for the same period in 2014. For the three-month period ended March 31, 2015, the decrease in consolidated net loss of $1,956 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $1,703 and a decrease in corporate administration expenses of $338.

Exploration and evaluation

Exploration and evaluation costs were $1,118 for the three-month period ended March 31, 2015 as compared with $2,821 for the same period in 2014.  The decrease of $1,703 from the prior period was mostly the result of decreased activities on the Bear Lodge REE Project, specifically work related to the pre-feasibility study, as well as pilot plant metallurgical work, as the Company shifted its focus to ongoing permitting and separation studies.

Corporate administration

Corporate administration costs decreased to $1,010 for the three-month period ended March 31, 2015, as compared with $1,348 for the same period in 2014. The decrease of $338 from the prior period was primarily due to the Company’s continual focus on containing costs.

Non-operating income and expenses

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned at the end of the period are converted to U.S. dollars at the current exchange rate. We hold Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, a significant amount of our metallurgical test work incurs costs in Canadian dollars, and we continue to hold Canadian dollars due to higher investment returns and ongoing Canadian expenses.  A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses, as long as we continue to hold Canadian dollars.

The loss on currency translation was $311 for the three-month period ended March 31, 2015, as compared with a loss of $346 for the same period in 2014.  The Canadian dollar weakened by 8.0% against the U.S. dollar over the three-month period ended March 31, 2015, and by 3.8% over the three-month period ended March 31, 2014.  The average Canadian cash and cash equivalent balances during the three-month periods ended March 31, 2015 and 2014 were CAD $4.4 million and CAD $9.8 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $2,634 for the three-month period ended March 31, 2015, as compared with $4,062 for the same period in 2014. The decrease of $1,428 in cash used is mostly the result of decreased spending on exploration and evaluation activities of approximately $1,700 and corporate administration of approximately $330.  These decreases were offset by timing in vendor payments affecting accounts payable and accounting which increased use of cash by $533.

Investing Activities

Net cash used in investing activities was nil for the three-month period ended March 31, 2015, as compared with net cash used of $33 for the same period in 2014. The cash used in the 2014 period was related to purchases of equipment.

Financing Activities

Net cash used in financing activities was nil and $42 for the three-month periods ended March 31, 2015 and 2014, respectively.  The cash payment in the 2014 period was the result of a cashless employee stock option exercise where the Company was required to withhold and remit associated taxes on behalf of the exercising participant, a Canadian resident.  The participant was issued the remaining net shares upon consideration of the necessary exercise and tax amounts withheld.

Liquidity and Capital Resources

At March 31, 2015, our total current assets were $7,726, as compared with $10,481 as of December 31, 2014, which is a decrease of $2,755. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $2,634 as well as decreased prepaid expenses of $133.

Our working capital as at March 31, 2015 was $6,862, as compared with $9,219 at December 31, 2014.

Our plans for 2015 are to continue moving forward with the EIS and permitting processes, and evaluating the feasibility of incorporating downstream separation of rare earths into our Project, while limiting expenditures in other areas. Additional financing  in the near term is necessary to continue the pace of project spending for further permitting, evaluation, development and construction of the Bear Lodge REE Project to be in a position to commission the Project as early as mid-2017.

As of May 8, 2015, we have effective shelf registration statements in the U.S. and Canada, with remaining capacities of $30.0 million in the U.S. and CDN$50.0 million in Canada; however, our ability to access our shelf capacity in the U.S. may be substantially limited by applicable shelf eligibility rules.

We expect that we will require between $45 million and $60 million of additional funding over the next two years to fully support the EIS and permitting processes, ongoing engineering, advanced metallurgical and elemental separation test work, FS completion, a larger-scale demonstration facility development and operation, long-lead items and infrastructure and other corporate expenses. In addition, subject to positive FS results, financing, and board approval, we will require a substantial portion of the remaining estimated initial Project capital costs of $290 million to initiate Project construction. The actual amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures as approved by the Company’s board of directors. There is no assurance that such financing will be available, or available on terms acceptable to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the period ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Our market risk is comprised of three types of risk: interest rate risk, foreign currency risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of March 31, 2015. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to 12 months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At March 31, 2015, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $34.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the period ended December 31, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended March 31, 2015, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
10.1

Placement Agent Agreement, dated April 21, 2015, as amended on April 24, 2015, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 27, 2015)

10.2

Securities Purchase Agreement, dated April 24, 2015, by and among the Company and certain investors  (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 27, 2015)

10.3	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 27, 2015)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	May 8, 2015

By:	/s/ Paul H. Zink
Paul H. Zink
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	May 8, 2015

18