Form 10-Q
period 2015-06-30
RARE ELEMENT RESOURCES LTD
filed 2015-08-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of August 6, 2015:  52,940,838

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

18

SIGNATURES

19

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our development plans for the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”), anticipated timing and outcome of metallurgical and process test work, plans to complete a demonstration scale pilot plant, completion of a feasibility study (“FS”), projected timing for Project commissioning, future expenditures to comply with environmental and other laws and regulations, the impact of changes in foreign currency exchange rates on our financial statements, the viability and cost of proposed technology, and future capital and financing needs and our ability to meet these needs.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

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

•

the potential outcome of the planned FS that may indicate Bear Lodge REE Project economics are less favorable than is expected;

•

the exploration, development and operation of our Bear Lodge REE Project;

•

increased costs affecting the Bear Lodge REE Project and our financial condition;

•

volatile rare earth markets, including fluctuations in demand for, and prices of, rare earth products;

•

the establishment of adequate distribution channels to place our entire future product suite;

•

competition in the mining and rare earths industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements and the establishment of substitutes for rare earth products;

•

the specific product(s) from the Bear Lodge REE Project possibly having a limited number of customers, which could limit our bargaining power, product pricing, and profitability;

•

our proprietary, patent-pending, processing technology that could encounter unforeseen problems, unexpected costs or both in scaling up to commercial application;

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

•

a shortage of equipment and supplies;

•

mining, chemical processing and resource exploration and development being potentially hazardous activities;

•

operating in the resource industry, which can be highly speculative and subject to forces including market forces outside of our control;

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

•

the requirements of the NYSE MKT for continued listing and the “penny stock” rules;

•

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”; and

•

other factors, many of which are beyond our control.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 8,396	$ 10,139
Interest receivable	23	6
Accounts receivable	16	21
Prepaid expenses	146	315
Total Current Assets	8,581	10,481

Equipment, net	269	344
Land	980	980
Mineral properties	27	27
Total Assets	$ 9,857	$ 11,832

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 498	$ 1,098
Asset retirement obligation, current portion	164	164
Total Current Liabilities	662	1,262

Asset retirement obligation, non-current portion	202	202
Total Liabilities	864	1,464

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2015 - 52,940,838, December 31, 2014 - 47,707,216	103,638	100,652
Additional paid in capital	23,397	23,186
Accumulated deficit	(118,042)	(113,470)
Total Shareholders' Equity	8,993	10,368

Total Liabilities and Shareholders' Equity	$ 9,857	$ 11,832

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Operating income/(expenses):
Exploration and evaluation	$ (1,199)	$ (2,038)	$ (2,317)	$ (4,859)
Corporate administration	(919)	(1,199)	(1,929)	(2,547)
Depreciation	(30)	(51)	(75)	(103)
Total operating expenses	(2,148)	(3,288)	(4,321)	(7,509)

Non-operating income/(expenses):
Interest income	9	22	18	51
Gain/(loss) on currency translation	42	197	(269)	(149)
Gain on derivatives	-	9	-	116
Total non-operating income/(expenses)	51	228	(251)	18

Net loss	$ (2,097)	$ (3,060)	$ (4,572)	$ (7,491)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ -	$ -	$ -	$ -
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-
Total other comprehensive income/(loss)	-	-	-	-

COMPREHENSIVE LOSS	$ (2,097)	$ (3,060)	$ (4,572)	$ (7,491)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.04)	$ (0.06)	$ (0.09)	$ (0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,272,134	47,707,216	49,499,523	47,705,891

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (4,572)	$ (7,491)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	75	103
Asset retirement obligation	-	17
Realized gain on derivatives	-	(14)
Unrealized gain on derivatives	-	(103)
Stock-based compensation	121	318
	(4,376)	(7,170)
Changes in working capital:
Accounts receivable	5	2
Interest receivable	(17)	4
Prepaid expenses	169	116
Accounts payable and accrued liabilities	(600)	(703)
Net cash and cash equivalents used in operating activities	(4,819)	(7,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2)	(33)
Proceeds from sale of equipment	2	-
Net cash and cash equivalents used in investing activities	-	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	3,076	(42)
Net cash and cash equivalents provided by (used in) financing activities	3,076	(42)

Decrease in cash and cash equivalents	(1,743)	(7,826)
Cash and cash equivalents - beginning of the period	10,139	23,902
Cash and cash equivalents - end of the period	$ 8,396	$ 16,076

See accompanying notes to consolidated interim financial statements

Rare Element Resources LTD.

Notes to Financial Statements

June 30, 2015

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large, disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest grade REE deposits identified in North America and one of the highest grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements (“CREEs”), which the Company defines as neodymium, praseodymium, dysprosium, europium, terbium and yttrium.  At present, we are undertaking process confirmation, elemental separation test work, and technical studies while working toward obtaining the necessary permits and licenses to enable us to develop the Bear Lodge REE Project. Based on review of current permitting timetables and other factors, the Company anticipates receiving its permits in the second half of 2016.  The Company is working in parallel (with permitting activities) to advance engineering in preparation for the feasibility study, to gain strategic partners and off-take customers, to design and engineer a larger-scale demonstration plant and to scale up its RE separation test work in pilot plant testing.  Subject to the (i) availability of adequate capital, (ii) a positive FS, (iii) securing off-take customers, (iv) obtaining necessary permits, (v) board approval, and (vi) other factors, the Company will be able to begin construction activities on the Project.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development, mining and processing of economic mineral reserves at the Bear Lodge REE Project, our ability to obtain the necessary permits and licenses to mine and process these mineral reserves, and on the future profitable production of these mineral reserves.  In addition, development and start-up of the Bear Lodge REE Project are dependent upon our ability to obtain the necessary financing to construct and complete the Bear Lodge REE Project.  Although we have been successful in raising capital in the past, there can be no assurance that we will be able to do so in the future.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2014, which were included in our Annual Report on Form 10-K for the period ended December 31, 2014.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2015, and the results of our operations and cash flows for the six months ended June 30, 2015 and 2014 in conformity with U.S. GAAP.  Interim results of operations for the six months ended June 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

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

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing

Rare Element Resources LTD.

Notes to Financial Statements

June 30, 2015

the financial reporting distinction between development stage entities and other entities under U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity. This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company made the election to early adopt this amendment effective December 31, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for the Company. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any impact on the Company’s financial position or results of operations for the current or any prior reporting period.

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option. As of June 30, 2015, the Company had no such deposits. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, by correlation or by other means.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 8,396	$ -	$ 8,396	$ 10,139	$ -	$ 10,139
Total financial assets	$ 8,396	$ -	$ 8,396	$ 10,139	$ -	$ 10,139

Liabilities
Accounts payable and accrued liabilities	$ 498	$ -	$ 498	$ 1,098	$ -	$ 1,098
Asset retirement obligation	-	366	366	-	366	366
Total financial assets and liabilities	$ 8,894	$ 366	$ 9,260	$ 11,237	$ 366	$ 11,603

Rare Element Resources LTD.

Notes to Financial Statements

June 30, 2015

4.

EQUIPMENT

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 186	$ 174	$ 12	$ 189	$ 168	$ 21
Furniture	106	68	38	111	64	47
Geological equipment	488	356	132	488	319	169
Vehicles	221	134	87	221	114	107
	$ 1,001	$ 732	$ 269	$ 1,009	$ 665	$ 344

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of Shares Issued	Common Shares ($000’s)

As of December 31, 2014	47,707,216	$ 100,652

April 29, 2015 registered direct offering	5,230,770	2,985
Exercise of stock options - fair value	2,852	1

Issued during the six-months ended June 30, 2015	5,233,622	2,986

As of June 30, 2015	52,940,838	$ 103,638

On April 29, 2015, the Company closed its $3,400 offering of common shares and warrants in a registered direct offering in the United States resulting in net proceeds of $3,076 after expenses. The Company sold an aggregate of 5,230,770 common shares and 2,615,385 warrants at a price of $0.65 per unit.

Warrants

Each outstanding warrant is exercisable for one of the Company’s common shares and was issued to investors in connection with registered direct offerings of the Company that closed on September 27, 2013 and April 29, 2015. In addition, the Company issued warrants to a placement agent in connection with each offering, under the same terms as those issued to investors. The exercise price and exercise period are outlined below:

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
September 27, 2013 offering	1,338,688	133,869	1,472,557	$4.15	9/27/16
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18
Total Warrants Outstanding as of June 30, 2015			4,349,481

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the April 29, 2015 offering was offset against the proceeds of the financing.  The Company used a Black-Scholes model with inputs including a market price of the Company’s stock of $0.72, an exercise price of $0.85, a 3.0-year term, volatility of 81.0%, a risk-free rate of 0.91% and no assumed dividends.  The value of the warrants issued to the placement agent for its services in connection with the April 29, 2015 offering was estimated at $91.

Rare Element Resources LTD.

Notes to Financial Statements

June 30, 2015

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of June 30, 2015, we had 1,290,000 options outstanding under our FSOP, as amended, and 3,298,900 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant.  The significant assumptions used to estimate the fair value of stock options awarded during the six-months ended June 30, 2015 and 2014, using a Black-Scholes model are as follows:

	June 30,
	2015	2014
Risk-free interest rate	1.0% - 1.1%	0.93% - 0.99%
Expected volatility	73.4% - 79.7%	74.7% - 79.1%
Expected dividend yield	Nil	Nil
Expected term in years	3.4	3.25 – 3.28
Estimated forfeiture rate	3.4% - 3.6%	3.7%

The compensation expense recognized in our consolidated financial statements for the three and six months ended June 30, 2015 for stock option awards was $48 and $121, respectively, and $130 and $318 for the same periods in 2014.  As of June 30, 2015, there was $199 of total unrecognized compensation cost related to 995,200 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.86 years.

The following table summarizes our stock option activity for each of the six-month periods ended June 30, 2015 and 2014:

	2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,345,500	$ 5.16	4,700,500	$ 5.51

Granted	999,000	0.45	275,000	1.28
Cancelled/expired	(749,600)	3.16	(280,000)	6.74
Exercised	(6,000)	0.32	(150,000)	0.52

Outstanding, end of period	4,588,900	$ 4.25	4,545,500	$ 5.31

Exercisable, end of period	3,593,700	$ 5.28	3,852,500	$ 6.01

Weighted-average fair value per share of options granted during period	$ 0.24		$ 0.65

Rare Element Resources LTD.

Notes to Financial Statements

June 30, 2015

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month and six-month periods ended June 30, 2015, has been prepared based on information available to us as of August 6, 2015. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2014, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

We are focused on advancing the Bear Lodge REE Project in Wyoming.  We completed a pre-feasibility study (“PFS”) on our Bear Lodge REE Project in 2014 and continue to advance the permitting process and plans to develop the Project.

Outlook

We have sufficient cash on hand to diligently execute our development plans through 2015 as well as the ability to defer certain activities and reduce our rate of expenditures, if market or other conditions dictate. Major planned activities through 2015 include:

•

Continue to support the United States Forest Service’s efforts to prepare an Environmental Impact Statement (“EIS”) on the Project in accordance with the National Environmental Policy Act.  The draft EIS is currently anticipated in the second half of 2015.  The final EIS and draft record of decision (“ROD”) are expected in the second quarter of 2016, with the final ROD anticipated in the second half of 2016;

•

Confirm positive results of bench-scale, elemental separation test programs in larger-scale pilot plant testing directed at creating advanced purification of individual rare earth elements into products that meet end-users’ specific needs and maximize value to the Company;

•

Support activities related to the applications for the mine permit with the Wyoming Department of Environmental Quality, the license to possess source material with the U.S. Nuclear Regulatory Commission, and other federal and State permits;

•

Initiate certain engineering studies, including geotechnical confirmation and condemnation drilling within the proposed Physical Upgrade (“PUG”) plant site, to support the next phase of engineering for the FS;

•

Continue to cultivate relationships with potential off-take partners, including supplying separated product samples and providing Project progress updates; and

•

Exercise responsible cash management, while seeking additional funding to finance construction of a planned larger-scale demonstration plant and ensure timely progress toward Project construction.

Certain planned activities and potential strategic initiatives that could commence in 2015, but are subject to additional financing and other factors, include:

•

Design, construct and operate the planned larger-scale demonstration plant; and

•

Initiate engineering studies, including rheology studies, final geotechnical confirmation of waste rock and tailings characteristics, to support the next phase of engineering for the FS.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended June 30, 2015 was $2,097, or $0.04 per share, compared with our consolidated net loss of $3,060, or $0.06 per share, for the same period in 2014. Our consolidated net loss for the six-month period ended June 30, 2015 was $4,572, or $0.09 per share, compared with our consolidated net loss of $7,491, or $0.16 per share, for the same period in 2014.

For the three-month period ended June 30, 2015, the decrease in consolidated net loss of $963 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $839 and a decrease in corporate administration expenses of $280. These decreases were offset by an unfavorable variance in currency translation of $155.

For the six-month period ended June 30, 2015, the decrease in consolidated net loss of $2,919 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $2,542 and corporate administration expenses of $618. These decreases were offset by unfavorable variances in currency translation and unrealized gains on derivatives of $120 and $116, respectively.

Exploration and evaluation

Exploration and evaluation costs were $1,199 for the three-month period ended June 30, 2015, compared with $2,038 for the same period in 2014.  The decrease of $839 from the prior period was mostly the result of decreased activities on the Bear Lodge REE Project, specifically work related to the PFS, pilot plant metallurgical work, exploration, and site administration, accounting for reductions of $285, $275, $162 and $250, respectively, partially offset by increased permitting activities accounting for $137 as the Company shifted its focus to ongoing permitting and separation studies.

Exploration and evaluation costs were $2,317 for the six-month period ended June 30, 2015, compared with $4,859 for the same period in 2014.  The decrease of $2,542 from the prior period was mostly the result of decreased activities on the Bear Lodge REE Project, specifically work related to the pre-feasibility study, pilot plant metallurgical work, exploration and site administration, accounting for reductions of $673, $1,320, $210 and $362, respectively, as the Company shifted its focus to ongoing permitting and separation studies.

Corporate administration

Corporate administration costs decreased to $919 for the three-month period ended June 30, 2015, compared with $1,199 for the same period in 2014. The decrease of $280 from the prior period was due to the Company’s cost containment efforts as well as a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $82 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Corporate administration costs decreased to $1,929 for the six-month period ended June 30, 2015, compared with $2,547 for the same period in 2014. The decrease of $618 from the prior period was due to the Company’s cost containment efforts as well as a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $197 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

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

The gain on currency translation was $42 for the three-month period ended June 30, 2015, compared with a gain of $197 for the same period in 2014.  The Canadian dollar strengthened by 2.3% and 3.7% against the U.S. dollar over the three-month periods ended June 30, 2015 and 2014, respectively. The average Canadian cash and cash equivalent balances during the three-month periods ended June 30, 2015 and 2014 were CAD $4.2 million and CAD $7.0 million, respectively.

The loss on currency translation was $269 for the six-month period ended June 30, 2015, compared with a loss of $149 for the same period in 2014.  The Canadian dollar weakened by 5.9% against the U.S. dollar over the six-month period ended June 30, 2015.  For the comparable period in 2014, the Canadian dollar was relatively flat (strengthened by 0.2%) against the U.S. dollar based on spot prices as of December 31, 2013 and June 30, 2014.  However, the month of January 2014 saw a 4.3% weakening, when the Company’s Canadian dollar balances were the highest, resulting in translation losses that were not fully recovered as Canadian dollar balances declined while the Canadian dollar strengthened against the U.S. dollar in the remaining five-month period.  The average Canadian cash and cash equivalent balances during the six-month periods ended June 30, 2015 and 2014 were CAD $4.3 million and CAD $7.4 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4,819 for the six-month period ended June 30, 2015, compared with $7,751 for the same period in 2014. The decrease of $2,932 in cash used is mostly the result of (a) decreased exploration and evaluation activity, accounting for a decreased use of approximately $2,550, (b) the Company’s continual focus on cost containment within corporate administration expenses, accounting for a decreased use of approximately $421, (c) timing in vendor payments affecting accounts payable accounting for a decreased use of approximately $100, and (d) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for a negative variance of $120.

Financing Activities

Net cash provided by financing activities was $3,076 for the six-month period ended June 30, 2015, compared with net cash used of $42 in the same period during 2014.  The cash received in 2015 was the result of the Company’s April 29, 2015 registered direct offering. The cash payment in the 2014 period was the result of a cashless stock option exercise where the Company was required to withhold and remit associated taxes on behalf of the exercising participant, a Canadian resident.  The participant was issued the remaining net shares upon consideration of the necessary exercise and tax amounts withheld.

Liquidity and Capital Resources

At June 30, 2015, our total current assets were $8,581, compared with $10,481 as of December 31, 2014, which is a decrease of $1,900. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $1,743. A decrease in prepaid assets accounted for an additional $169.

Our working capital as at June 30, 2015 was $7,919, compared with $9,219 at December 31, 2014.

Our plans for 2015 are to continue moving forward with the EIS and permitting processes, and evaluating the feasibility of incorporating downstream separation of rare earths into our Project, while limiting expenditures in other areas. Additional financing in the near term is necessary to continue the pace of project spending for further permitting, evaluation and development to be in a position to begin construction of the Bear Lodge Project upon the completion of these activities.

As of August 6, 2015, we have effective shelf registration statements in the U.S. and Canada, with remaining capacities of $30.0 million in the U.S. and CDN$50.0 million in Canada; however, our ability to access our shelf capacity in the U.S. may be substantially limited by applicable shelf eligibility rules.

We expect that we will require between $5 million and $10 million of additional funding over the next two years to fully support the EIS and permitting processes, advanced metallurgical and elemental separation test work, conduct engineering to inform the FS, and other corporate expenses. Should sufficient financing become available from strategic partners or other sources and subject to a positive FS and Board approval, we could quickly advance the Project to the construction phase.  The actual amount of the funding required prior to receiving all of the necessary operating approvals will depend on the timing of such approvals as well as the level of expenditures as approved by the Company’s board of directors. There is no assurance that such financing will be available, or available on terms acceptable to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the period ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Our market risk is comprised of three types of risk: interest rate risk, foreign currency exchange rate risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of June 30, 2015. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to 12 months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At June 30, 2015, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $33.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Market factors outside of the Company’s control could have significant adverse impacts on our business, operations and/or prospects.

Operating in the volatile and cyclical natural resource industry subjects the Company to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business.  Such factors could include significant price declines for key rare earth materials, inflationary impacts on capital and operating costs, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for key rare earth products, unforeseen regulation or geopolitical factors that broadly impact the industry, etc. To the extent that such factors affect attitudes toward investments in the natural resource sector generally or the rare earths industry specifically, they could affect our ability to raise the additional capital needed to continue to advance our project and business plan.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2015, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Professional Services Agreement between Rare Element Resources, Inc. and Kelli C. Kast-Brown, dated May 15, 2015 and effective as of June 1, 2015
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	August 6, 2015

By:	/s/ Paul H. Zink
Paul H. Zink
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	August 6, 2015

19