Form 10-Q
period 2015-09-30
RARE ELEMENT RESOURCES LTD
filed 2015-11-06
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of November 6, 2015:  52,941,880

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

18

ITEM 5.    OTHER INFORMATION

18

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Such forward-looking statements concern our development plans for the Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”), anticipated timing and outcome of metallurgical and process test work, plans to complete a demonstration-scale pilot plant, completion of a feasibility study (“FS”), projected timing for Project commissioning, future expenditures to comply with environmental and other laws and regulations, the impact of changes in foreign currency exchange rates on our financial statements, the viability and cost of proposed technology, our ability to continue as a going concern, and future capital and financing needs and our ability to meet these needs.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and the reasonable assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance often, but not always, using words or phrases such as “expects” “anticipates,” “plans,” “estimates” or “intends” (including negative or grammatical variations thereof), or stating that certain actions, events or results “may,” “could,” “would,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.

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

•

our ability to continue as a going concern without further financing;

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

•

the specific product(s) from the Bear Lodge REE Project possibly having a limited number of customers, which could reduce our bargaining power, product pricing, and profitability;

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

•

operating in the resource industry, which can be highly speculative and subject to forces, including market forces, outside of our control;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)
	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 6,163	$ 10,139
Interest receivable	26	6
Accounts receivable	16	21
Prepaid expenses	210	315
Total Current Assets	6,415	10,481

Equipment, net	245	344
Land	980	980
Mineral properties	27	27
Total Assets	$ 7,667	$ 11,832

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 815	$ 1,098
Asset retirement obligation, current portion	151	164
Total Current Liabilities	966	1,262

Asset retirement obligation, non-current portion	199	202
Total Liabilities	1,165	1,464

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2015 - 52,941,880, December 31, 2014 - 47,707,216	103,639	100,652
Additional paid-in capital	23,477	23,186
Accumulated deficit	(120,614)	(113,470)
Total Shareholders' Equity	6,502	10,368

Total Liabilities and Shareholders' Equity	$ 7,667	$ 11,832

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Operating expenses:
Exploration and evaluation	$ (1,517)	$ (2,305)	$ (3,834)	$ (7,164)
Corporate administration	(850)	(1,038)	(2,779)	(3,585)
Depreciation	(24)	(60)	(99)	(163)
Total operating expenses	(2,391)	(3,403)	(6,712)	(10,912)

Non-operating income/(expenses):
Interest income	8	14	26	65
Loss on currency translation	(189)	(212)	(458)	(361)
Gain on derivatives	-	-	-	116
Total non-operating income/(expenses)	(181)	(198)	(432)	(180)

Net loss	$ (2,572)	$ (3,601)	$ (7,144)	$ (11,092)

Other comprehensive income/(loss)
Realized loss on available-for-sale securities	$ -	$ -	$ -	$ -
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-
Total other comprehensive income/(loss)	-	-	-	-

COMPREHENSIVE LOSS	$ (2,572)	$ (3,601)	$ (7,144)	$ (11,092)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.05)	$ (0.08)	$ (0.14)	$ (0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,393	47,707,216	50,659,421	47,706,337

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the nine months ended Sept 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (7,144)	$ (11,092)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	99	163
Asset retirement obligation	(16)	17
Realized gain on derivatives	-	(14)
Unrealized gain on derivatives	-	(103)
Stock-based compensation	202	439
	(6,859)	(10,590)
Changes in working capital:
Accounts receivable	5	7
Interest receivable	(20)	4
Prepaid expenses	105	1
Accounts payable and accrued liabilities	(283)	(362)
Net cash and cash equivalents used in operating activities	(7,052)	(10,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2)	(33)
Proceeds from sale of equipment	2	-
Net cash and cash equivalents used in investing activities	-	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	3,076	(42)
Net cash and cash equivalents provided by (used in) financing activities	3,076	(42)

Decrease in cash and cash equivalents	(3,976)	(11,015)
Cash and cash equivalents - beginning of the period	10,139	23,902
Cash and cash equivalents - end of the period	$ 6,163	$ 12,887

See accompanying notes to consolidated interim financial statements

Rare Element Resources Ltd.

Notes to Financial Statements

September 30, 2015

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large, disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements, which the Company defines as neodymium, praseodymium, dysprosium, europium, terbium and yttrium.  At present, we are undertaking elemental separation test work and technical studies while working toward obtaining the necessary permits and licenses to enable us to develop the Bear Lodge REE Project. Based on review of current permitting timetables and other factors, the Company anticipates receiving its permits in the fourth quarter of 2016.  The Company is working in parallel (with permitting activities) to advance engineering in preparation for the feasibility study, to gain strategic partners and off-take customers, to complete design and engineer a larger-scale demonstration plant and to scale up its REE separation test work in pilot plant testing.  The Company’s ability to begin construction activities on the Project will be subject to (i) the availability of adequate capital, (ii) a positive FS, (iii) securing off-take customers, (iv) obtaining necessary permits, (v) board approval, and (vi) other factors.

Our continuing operations and the recoverability of the carrying values of our mineral property interests are dependent upon the development, mining and processing of economic mineral reserves at the Bear Lodge REE Project, our ability to obtain the necessary permits and licenses to mine and process these mineral reserves, and on the future profitable production of these mineral reserves.

As of September 30, 2015, the Company had working capital of $5,449. These unaudited consolidated financial statements do not reflect any adjustments regarding the recoverability and classification of assets or the amount and classification of liabilities or any other adjustments that might be necessary if we were unable to continue as a going concern at some future date. The Company’s ability to continue to progress development and initiate production of the Bear Lodge REE Project on our preferred timeline is dependent upon our ability to obtain further financing. Although we have been successful in raising capital in the past, current market conditions may not allow for timely additional financing to allow us to advance along our planned development schedule.  Furthermore, there can be no assurance that we will be able to obtain additional financing in the future and remain a going concern.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2014, which were included in our Annual Report on Form 10-K for the period ended December 31, 2014.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2015, and the results of our operations and cash flows for the nine months ended September 30, 2015 and 2014 in conformity with U.S. GAAP.  Interim results of operations for the nine months ended September 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

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

Notes to Financial Statements

September 30, 2015

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

3.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments can consist of cash and cash equivalents, marketable securities, accounts receivable, restricted cash, accounts payable and accrued liabilities.  Included, at times, within cash and cash equivalents is an enhanced yield deposit account that contains an embedded derivative in the form of a foreign currency option. As of September 30, 2015, the Company had no such deposits. U.S. GAAP defines “fair value” as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 6,163	$ -	$ 6,163	$ 10,139	$ -	$ 10,139
Total financial assets	$ 6,163	$ -	$ 6,163	$ 10,139	$ -	$ 10,139

Liabilities
Accounts payable and accrued liabilities	$ 815	$ -	$ 815	$ 1,098	$ -	$ 1,098
Asset retirement obligation	-	350	350	-	366	366
Total financial assets and liabilities	$ 6,978	$ 350	$ 7,328	$ 11,237	$ 366	$ 11,603

Rare Element Resources Ltd.

Notes to Financial Statements

September 30, 2015

4.

EQUIPMENT

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$ 186	$ 176	$ 10	$ 189	$ 168	$ 21
Furniture	106	70	36	111	64	47
Geological equipment	488	366	122	488	319	169
Vehicles	221	144	77	221	114	107
	$ 1,001	$ 756	$ 245	$ 1,009	$ 665	$ 344

5.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of Shares Issued	Common Shares ($000’s)

As of December 31, 2014	47,707,216	$ 100,652

April 29, 2015 registered direct offering	5,230,770	2,985
Exercise of stock options - fair value	3,894	2

Issued during the nine-months ended September 30, 2015	5,234,664	2,987

As of September 30, 2015	52,941,880	$ 103,639

On April 29, 2015, the Company closed its $3,400 offering of units, consisting of common shares and warrants in a registered direct offering in the United States resulting in net proceeds of $3,076 after expenses. The Company sold an aggregate of 5,230,770 units, each consisting of one common share and one warrant to purchase 0.5 common shares, at a price of $0.65 per unit.

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

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
September 27, 2013 offering	1,338,688	133,869	1,472,557	$4.15	9/27/16
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18
Total Warrants Outstanding as of September 30, 2015			4,349,481

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

September 30, 2015

6.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of September 30, 2015, we had 1,290,000 options outstanding under our FSOP, as amended, and 3,289,900 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant.  The significant assumptions used to estimate the fair value of stock options awarded during the nine-months ended September 30, 2015 and 2014, using a Black-Scholes model are as follows:

	September 30,
	2015	2014
Risk-free interest rate	1.0% - 1.1%	0.93% - 0.99%
Expected volatility	73.4% - 79.7%	74.7% - 79.1%
Expected dividend yield	Nil	Nil
Expected term in years	3.4	3.25 – 3.28
Estimated forfeiture rate	3.4% - 3.6%	3.68% - 3.72%

The compensation expense recognized in our consolidated financial statements for the three and nine months ended September 30, 2015 for stock option awards was $81 and $202, respectively, and $121 and $439 for the same periods in 2014.  As of September 30, 2015, there was $121 of total unrecognized compensation cost related to 877,400 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.77 years.

The following table summarizes our stock option activity for each of the nine-month periods ended September 30, 2015 and 2014:

	2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,345,500	$ 5.16	4,700,500	$ 5.51

Granted	999,000	0.45	275,000	1.28
Cancelled/expired	(752,000)	3.17	(480,000)	4.73
Exercised	(12,600)	0.32	(150,000)	0.52

Outstanding, end of period	4,579,900	$ 4.09	4,345,500	$ 5.29

Exercisable, end of period	3,702,500	$ 4.94	3,773,000	$ 5.88

Weighted-average fair value per share of options granted during period	$ 0.24		$ 0.65

Rare Element Resources Ltd.

Notes to Financial Statements

September 30, 2015

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month and nine-month periods ended September 30, 2015, has been prepared based on information available to us as of November 6, 2015. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2014, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

We are focused on advancing the Bear Lodge REE Project in Wyoming.  We completed a pre-feasibility study (“PFS”) on our Bear Lodge REE Project in 2014 and continue to advance the permitting process and plan to develop the Project.

Outlook

We have sufficient cash on hand to execute certain development plans for the next twelve months as well as the ability to defer activities and further reduce our rate of expenditures, if market or other conditions dictate. Major planned activities include:

•

Continuing to support the United States Forest Service’s efforts to prepare an Environmental Impact Statement (“EIS”) on the Project in accordance with the National Environmental Policy Act.  The draft EIS is currently anticipated in December 2015.  The final EIS and draft record of decision (“ROD”) are expected in mid-2016, with the final ROD anticipated in late 2016;

•

Completing Phase I of elemental separation test programs in larger-scale pilot plant testing directed at creating advanced purification of individual rare earth elements into products that meet end-users’ specific needs and maximize value to the Company;

•

Supporting activities related to the applications for the mine permit with the Wyoming Department of Environmental Quality, the license to possess source material with the U.S. Nuclear Regulatory Commission, and other federal and State permits;

•

Incorporating the results of the recently completed geotechnical confirmation and condemnation drilling within the proposed Physical Upgrade (“PUG”) plant site into the next phase of engineering for the FS;

•

Pursuing strategic relationships and continue discussions with potential off-take partners, including supplying separated product samples and providing Project progress updates; and

•

Exercising responsible cash management, while seeking additional funding to progress development of the Project.

Certain planned activities and potential strategic initiatives that could commence in the next twelve months, but are subject to additional financing and other factors, include:

•

Completing design and construct the planned larger-scale demonstration plant;

•

Initiating engineering studies (including rheology studies) and final geotechnical confirmation of waste rock and tailings characteristics to support the next phase of engineering for the FS; and

•

Continuing additional pilot plant separation studies aimed at separating the >99.9% pure concentrate into separate, saleable products.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended September 30, 2015 was $2,572, or $0.05 per share, compared with our consolidated net loss of $3,601, or $0.08 per share, for the same period in 2014. Our consolidated net loss for the nine-month period ended September 30, 2015 was $7,144, or $0.14 per share, compared with our consolidated net loss of $11,092, or $0.23 per share, for the same period in 2014.

For the three-month period ended September 30, 2015, the decrease in consolidated net loss of $1,029 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $788 and a decrease in corporate administration expenses of $188.

For the nine-month period ended September 30, 2015, the decrease in consolidated net loss of $3,948 from the respective prior period was primarily the result of a decrease in exploration and evaluation expenses of $3,330 and corporate administration expenses of $806. These decreases were offset by unfavorable variances in currency translation and unrealized gains on derivatives of $97 and $116, respectively.

Exploration and evaluation

Exploration and evaluation costs were $1,517 for the three-month period ended September 30, 2015, compared with $2,305 for the same period in 2014.  The decrease of $788 from the prior period was mostly the result of decreased activities related to the PFS and permitting of $374 and $468, respectively, partially offset by an increase in metallurgy expense of $122 associated with the Company’s pilot-plant scale separation studies in the third quarter of 2015.

Exploration and evaluation costs were $3,834 for the nine-month period ended September 30, 2015, compared with $7,164 for the same period in 2014.  The decrease of $3,330 from the prior period was mostly the result of decreased activities related to the PFS, bench-scale metallurgical work, exploration/geology, permitting and site administration, accounting for reductions of $1,047, $1,197, $237, $442 and $405, respectively, as the Company focuses on ongoing permitting and pilot-plant scale separation studies.

Corporate administration

Corporate administration costs decreased to $850 for the three-month period ended September 30, 2015, compared with $1,038 for the same period in 2014. The decrease of $188 from the prior period was due to the Company’s cost containment efforts, primarily realized by reductions in personnel and consulting services, as well as a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $40 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Corporate administration costs decreased to $2,779 for the nine-month period ended September 30, 2015, compared with $3,585 for the same period in 2014. The decrease of $806 from the prior period was due to the Company’s cost containment efforts, primarily realized by reductions in personnel and consulting services, as well as a decrease in stock-based compensation expense. The decrease in stock-based compensation expense of $237 was primarily the result of historically declining stock prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned at the end of the period are converted to U.S. dollars at the current exchange rate. We hold Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, a significant amount of our metallurgical test work incurs costs in Canadian dollars. We continue to hold Canadian dollars due to higher investment returns and ongoing Canadian expenses. A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses, as long as we continue to hold Canadian dollars.

The loss on currency translation was $189 for the three-month period ended September 30, 2015, compared with a loss of $212 for the same period in 2014.  The Canadian dollar weakened by 7.9% and 4.4% against the U.S. dollar over the three-month periods ended September 30, 2015 and 2014, respectively. The average Canadian cash and cash equivalent balances during the three-month periods ended September 30, 2015 and 2014 were CAD $3.8 million and CAD $4.7 million, respectively.

The loss on currency translation was $458 for the nine-month period ended September 30, 2015, compared with a loss of $361 for the same period in 2014.  The Canadian dollar weakened by 13.3% against the U.S. dollar over the nine-month period ended September 30, 2015.  For the comparable period in 2014, the Canadian dollar weakened against the U.S. dollar by 4.1%. The average Canadian cash and cash equivalent balances during the nine-month periods ended September 30, 2015 and 2014 were CAD $4.1 million and CAD $7.5 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $7,052 for the nine-month period ended September 30, 2015, compared with $10,940 for the same period in 2014. The decrease of $3,888 in cash used is mostly the result of (a) decreased exploration and evaluation activity, accounting for a decreased use of approximately $3,330, (b) the Company’s continual focus on cost containment within corporate administration expenses, accounting for a decreased use of approximately $570, (c) prepaid asset payments timing, accounting for a decreased use of approximately $100, (d) vendor payments timing affecting accounts payable accounting for a decreased use of approximately $80, and (e) foreign currency fluctuations on our bank accounts held in Canadian dollars, which accounted for a negative variance of approximately $100.

Financing Activities

Net cash provided by financing activities was $3,076 for the nine-month period ended September 30, 2015, compared with net cash used of $42 in the same period during 2014.  The cash received in 2015 was the result of the Company’s April 29, 2015 registered direct offering. The cash payment in the 2014 period was the result of a cashless stock option exercise where the Company was required to withhold and remit associated taxes on behalf of the exercising participant, a Canadian resident.  The participant was issued the remaining net shares upon consideration of the necessary exercise and tax amounts withheld.

Liquidity and Capital Resources

At September 30, 2015, our total current assets were $6,415, compared with $10,481 as of December 31, 2014, which is a decrease of $4,066. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $3,976. A decrease in prepaid assets accounted for an additional $105.

Our working capital as at September 30, 2015 was $5,449, compared with $9,219 at December 31, 2014.

Our plans for the next twelve months are to limit expenditures while we continue moving forward with the EIS permitting, continue testing and evaluation of the feasibility of incorporating downstream separation of rare earths into our Project and pursue strategic relationships and offtake agreements. Additional financing in the near term is necessary to continue the pace of further permitting, evaluation and development.

As of November 6, 2015, we have effective shelf registration statements in the U.S. and Canada, with remaining capacities of $30.0 million in the U.S. and $50.0 million in Canada; however, our ability to access our shelf capacity in the U.S. may be substantially limited by applicable shelf eligibility rules.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices. Our market risk is comprised of various types of risk: interest rate risk, foreign currency exchange rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates. Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of September 30, 2015. Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations. We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk as certain monetary financial instruments are denominated in Canadian dollars. We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to 12 months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At September 30, 2015, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $27.

Commodity price risk. We are indirectly exposed to commodity price risk of rare earth products, which are, in turn, influenced by the price of and demand for the end products produced with rare earth mineral resources. A significant decrease in the global demand for these products may have a material adverse effect on our business. None of our mineral properties are in production, and we do not currently hold any commodity derivative positions.

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk, foreign currency exchange rate risk or commodity price risk.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and will require additional financing to fund our current activities and, if warranted, future development and production efforts.  Failure to obtain additional financing would have a material adverse effect on our financial condition and results of operation and will cast uncertainty on our ability to continue as a going concern.

For the nine months ended September 30, 2015, our net loss was $7.1 million. Our accumulated deficit at September 30, 2015 was $120.6 million. At September 30, 2015, our cash position was $6.2 million, and our working capital position was $5.4 million. We have no revenues from operations, and we anticipate we will have no operating revenues until we place the Bear Lodge REE Project into production.

The Company’s ability to continue to progress development and start-up of the Bear Lodge REE Project on our preferred timeline is dependent upon our ability to obtain further financing. Although we have been successful in raising capital in the past, current market conditions may not allow for timely additional financing to allow us to advance along our planned development schedule. Failure to obtain sufficient financing would result in the delay or indefinite postponement of feasibility studies, process test work, development and/or production at our Bear Lodge REE Project. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Future financings may cause dilution to our shareholders. Our ability to arrange additional financing will depend, in part, on the prevailing capital market conditions as well as our business performance and the economic attractiveness of our Bear Lodge REE Project. Furthermore, without additional financing, there can be no assurance that we will be able to remain a going concern.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended September 30, 2015, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	November 6, 2015

By:	/s/ Paul H. Zink
Paul H. Zink
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Date:	November 6, 2015

19