Form 10-K
period 2015-12-31
RARE ELEMENT RESOURCES LTD
filed 2016-03-29
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-34852

RARE ELEMENT RESOURCES LTD.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Union Blvd., Suite 250 Lakewood, Colorado
80228
(Address of Principal Executive Offices)	(Zip Code)

(720) 278-2460

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class
Common Shares, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer ☐    Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2015, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $21,969,679 based upon the closing sale price of the common shares as reported by the NYSE MKT.

The number of the registrant’s common shares outstanding as of March 29, 2016 was 52,941,880.

TABLE OF CONTENTS

PRELIMINARY NOTES

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

2

GLOSSARY OF TERMS

4

PART I

11

ITEM 1.  BUSINESS

11

ITEM 1A.  RISK FACTORS

18

ITEM 1B.  UNRESOLVED STAFF COMMENTS

31

ITEM 2.  PROPERTIES

31

ITEM 3  LEGAL PROCEEDINGS

38

ITEM 4.  MINE SAFETY DISCLOSURES

38

PART II

40

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

40

ITEM 6.  SELECTED FINANCIAL DATA

46

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

47

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

50

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

51

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

70

ITEM 9A.  CONTROLS AND PROCEDURES

70

ITEM 9B.  OTHER INFORMATION

71

PART III

72

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

72

ITEM 11:  EXECUTIVE AND DIRECTOR COMPENSATION

80

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

89

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND

DIRECTOR INDEPENDENCE

90

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

91

PART IV

92

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

92

SIGNATURES

93

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.  Rare Element is focused on advancing into production its Bear Lodge rare earth elements project (the “Bear Lodge REE Project” or “Project”) that is located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”).  See “Part I, Item 1. Business.”

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and forward-looking information within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

•

The insufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months as a going concern;

•

The narrowed focus of the Company’s near-term operational and permitting activities and pursuit of potential financing and strategic alternatives;

•

Expectations regarding the ability to raise capital or secure strategic partners and to continue development plans at our Bear Lodge REE Project;

•

Expectations regarding the global supply and demand for rare earth elements, including the potential impact of the Chinese-dominated market;

•

The timing and potential conclusions of the planned Feasibility Study (“FS”);

•

Our ability and the timing to obtain the necessary permits and licenses, including environmental, project development, mining, beneficiation and processing operations permits;

•

Expected costs of compliance with laws and regulations regarding mineral operations and exploration and development activities;

•

The estimated capital costs required to bring the Bear Lodge REE Project into commercial production and the estimated life-of-mine costs, including sustaining capital;

•

Expectations as to the marketability and prices of our future rare earth product(s);

•

Our potential status as a “passive foreign investment company” under U.S. tax laws; and

•

The potential impact of our transition to the OTCQB marketplace on the trading volume, liquidity and price of our common shares and warrants.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

•

our ability to obtain additional financial resources on acceptable terms to (i) maintain our assets, (ii) conduct our project activities and (iii) maintain our general and administrative expenditures at acceptable levels;

•

volatile rare earth markets, including fluctuations in demand for, and prices of, rare earth products;

•

our lack of production from our mineral properties, including the Bear Lodge REE Project;

•

our history of losses and numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge REE Project;

•

the potential outcome of the planned FS that may indicate Bear Lodge REE Project economics are less favorable;

•

our ability to resume our currently suspended federal and state permitting efforts in a timely and cost effective manner;

•

the exploration, development and operation of our Bear Lodge REE Project;

•

increased costs affecting our financial condition;

•

establishing adequate distribution channels to place our future suite of products;

•

competition in the mining and rare earth industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

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

•

the OTCQB standards and the “penny stock” rules;

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

We report our mineralized material to meet the Canadian reporting requirements for disclosure of information regarding mineral properties, which are governed by National Instrument 43-101 (“NI 43-101”).  The definitions of the various categories of mineral reserves and mineral resources in NI 43-101 have the meanings given by the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by the CIM Council.  U.S. reporting requirements for disclosure of information regarding mineral properties are governed by U.S. Securities and Exchange Commission Industry Guide 7.  The Canadian and U.S. reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody differing approaches and definitions.  Although certain terms describing mineralized material are recognized and required by Canadian regulations under NI 43-101, the

U.S. Securities and Exchange Commission (the “SEC”) does not recognize them.  The definitions for each reporting standard are presented below with supplementary explanations and descriptions of the similarities and differences.

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

Mineral Resource

The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material, including base and precious metals, coal, rare earth elements and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction.  The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Measured Mineral Resource

The term “Measured Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Indicated Mineral Resource

The term “Indicated Mineral Resource” refers to that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters to support mine planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

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

Qualified Person (1)

The term “Qualified Person” refers to an individual who is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these, and has experience relevant to the subject matter of the mineral project and the technical report, and is a member in good standing of a professional association.

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

Proven Reserve

The term “Proven Reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

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

bastnasite – a mixed lanthanide fluoro-carbonate mineral (LaCO3F) that currently provides the bulk of the world’s supply of the LREEs.  Bastnasite and monazite are the two most common sources of cerium and other REEs.  Bastnasite is found in carbonatites, carbonate rocks of igneous derivation.

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

concentrate – a mineral beneficiation product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the desired metal and/or metallic minerals, and discarding the waste minerals.  The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than the beginning ore material.

critical rare earth elements (“CREE”) – Nd, Eu, Dy, Tb and Y were identified by the U.S. Department of Energy (“DOE”) as “critical” in its 2011 Critical Materials Strategy Report.  CREEs are those projected by the DOE to have the greatest economic importance for clean energy development and the highest risk of supply disruption.  The Company includes Pr as a CREE because of its use in conjunction with Nd in didymium as a raw material for high-intensity permanent magnets.

cut-off grade – when determining economically viable Mineral Reserves, it is the lowest grade of mineralized material that qualifies as ore (i.e., that can be mined and processed at a profit).

didymium – a mixture of the elements praseodymium and neodymium.  It is used in safety glasses for glassblowing and blacksmithing, especially when a gas (propane) powered forge is used, where it provides a filter which selectively blocks the yellowish light at 589 nm emitted by the hot sodium in the glass, without having a detrimental effect on general vision, unlike dark welder’s glasses.

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

formation – a distinct layer or group of layers of rock of similar composition and geological origin.

gadolinium (“Gd”) – a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes.  Two of the natural isotopes, Gd 155 and Gd 157, are the best known neutron absorbers.  Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis.

geochemical – related to the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water and the atmosphere.

geophysical – related to the mechanical, electrical, gravitational and magnetic properties of the earth’s crust.

geophysical surveys – survey methods used in the mining industry as exploration tools that apply the properties and methods of physics and engineering to the earth’s surface and subsurface.

grade – quantity of metal per unit weight of host rock.

heavy rare earth elements (“HREEs”) – defined as the elements Tb, Dy, Ho, Er, Tm, Yb, Lu and Y.

host rock – the rock in which a mineral or an ore body is contained.

Lanthanides – a series of 15 metallic chemical elements with atomic numbers 57 through 71, from lanthanum through lutetium.  These 15 lanthanide elements, along with the chemically similar elements scandium and yttrium, are often collectively known as the rare earth elements.

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

LQD-WDEQ – the Land Quality Division of the Wyoming Department of Environmental Quality

mineral – a naturally occurring, inorganic crystalline material having a definite chemical composition.

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

National Instrument 43-101 (“NI 43-101”) – Standards of Disclosure for Mineral Projects, as prescribed by the Canadian Securities Administrators.

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

ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore (i.e., 1.5% REO/tonne).

oxide – for purposes of the deposits found at the Bear Lodge Property, rare earth bearing mineralized material that results from the complete oxidation by natural processes of sulfide-bearing material.

p.a. – per annum.

praseodymium (“Pr”) – a metallic element that constitutes about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties.  It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder’s glasses.  Because it chemically and magnetically is so similar to its periodic chart neighbors Nd and La, it is typically found in small amounts in applications where Nd and La are popular, such as NdFeB magnets and catalysts.  These latter applications are actually the largest uses for Pr because the magnet and catalyst markets are so large.  Thus Pr plays an important role in extending the availability of the more popular Nd and La.

preliminary economic assessment (“PEA”) – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

preliminary feasibility study or pre-feasibility study (“PFS”) – each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral beneficiation and processing has been determined.  It includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors that are sufficient for a qualified person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve under NI 43-101 standards.

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

recovery – the percentage of contained metal actually extracted from ore in the course of beneficiating/processing such ore.

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

stockwork – complex system of structurally controlled or randomly oriented veins that can be standalone ore bodies or occur on the periphery of larger veins.  They are also referred to as “stringer zones.”

strike – the direction or trend that a structural surface (e.g., a bedding or fault plane) takes as it intersects the horizontal.

strip – to remove overburden in order to expose ore.

sulfide – a mineral combining sulfur and base metals, such as iron and less commonly copper, lead, zinc and/or molybdenum; metallic sulfur-bearing mineral associated with primary REE mineralization.

tailings – finely ground waste material produced from beneficiating ore to recover metals or minerals.

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

Effective as of October 8, 1999, we completed our initial public offering of 1,500,000 common shares at CDN$0.20 per share, raising CDN$300,000.  The common shares began trading on the predecessor exchange to the TSX Venture Exchange (“TSX-V”) in Canada on November 15, 1999 under the ticker symbol “SCI.”

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX-V, we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital, Inc.” to “Rare Element Resources Ltd.,” and (3) the completion of a CDN$551,000 private placement.  Rare Element Holdings Ltd.’s main asset, through its wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation, is the 100% interest in a group of unpatented mining claims and adjacent property owned in fee, together known as the Bear Lodge Property.

On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE MKT on August 18, 2010 under the ticker symbol “REE.”  On May 27, 2011, we graduated from a listing on the TSX-V to the Toronto Stock Exchange (“TSX”) and traded under the ticker symbol “RES” until December 31, 2015, when we voluntarily delisted from and ceased to trade on the TSX.  Our common shares traded on the NYSE MKT through February 26, 2016.  Since February 29, 2016, our common shares have been trading on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of December 31, 2015, there were 52,941,880 common shares issued and outstanding.

SUBSIDIARIES

We have one direct wholly owned subsidiary, incorporated under the laws of British Columbia, Canada on July 12, 1996 under the name “Rare Element Holdings Ltd.”  That subsidiary has one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc.

DESCRIPTION OF BUSINESS

We are focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large, disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements, which the Company defines as neodymium, praseodymium, dysprosium, terbium and yttrium.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on appropriate metallurgical processes to recover saleable rare earth products and has filed five patents on its metallurgical innovations.  Among them, it has pilot tested and filed for patent protection on a rare earth separation technique that modifies conventional solvent extraction (“SX”) methods used for rare earth separation to be more efficient and environmentally sound, involving no waste effluents being discharged from the process.  The Company believes that its innovations on conventional SX processing could also apply to other mineral commodities, and is currently investigating opportunities to apply its processing technology to such commodities including uranium, scandium, vanadium and others.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended. At present, we are focused on raising capital and/or seeking strategic partners to resume our efforts to complete elemental separation test work and technical studies.  Based on current permitting timetables and other factors, the Company anticipates it could receive all permits and licenses for the Bear Lodge REE project approximately 12 to 18 months after resuming permitting efforts.  If we obtain the requisite financing, the Company’s plan is to resume development activities, including working in parallel (with permitting activities) to advance engineering in preparation for the feasibility study, to gain strategic partners and off-take customers, to evaluate a modular approach to development beginning with a smaller initial production facility and to scale up its REE separation test work in further pilot plant testing.  The Company’s ability to begin construction activities on the Project will be subject to (i) the availability of adequate capital, (ii) a positive FS, (iii) securing off-take customers, (iv) obtaining necessary permits and licenses, (v) Board approval, and (vi) other factors.

The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and a power line within two kilometers of the property.  The project site is 100 kilometers east of Gillette, Wyoming, a major infrastructure, support and logistics center for coal mines in the Powder River Basin that should provide for ready access to the required production supplies and materials as well as skilled labor.  The deposit is also situated 64 kilometers from the nearest railhead at Upton, Wyoming, allowing access to major distribution channels from the proposed hydrometallurgical plant.  The Bear Lodge REE Project has favorable community acceptance, and Wyoming is one of the top-ranked mining jurisdictions globally (based on the Fraser Institute’s 2015 ranking of 122 jurisdictions).

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2015

In 2015, Rare Element continued to make progress on its Bear Lodge REE Project on several critical fronts.  The Company achieved a number of major milestones, including:

•

Supported the U.S. Forest Service (“USFS”) as the lead agency in its development of the Environmental Impact Statement (“EIS”) under the National Environmental Policy Act (“NEPA”) process for the Bear Lodge REE Project.  The draft EIS was published in January 2016, a major permitting milestone for the Project. We also submitted the application to the Nuclear Regulatory Commission (“NRC”) for a license to possess source material and a mine permit application to the LQD-WDEQ.

•

Received a unanimous support resolution from the Wyoming Legislature for the Bear Lodge REE Project, recognizing the significance of re-establishing a strong domestic rare earth production base and the importance and need for timely completion of the Bear Lodge REE Project EIS by the USFS.  Further state support was received in a letter from the Chief Executive Officer of the Wyoming Business Council, the State’s principal economic development agency, emphasizing the Project’s status as a “priority project” for the Council and expressing the Council’s commitment to continue discussions on future State financing assistance.

•

Raised US$3.4 million in a registered direct equity offering of 5,230,770 common shares and warrants to purchase up to 2,615,385 common shares.  The units, each consisting of one common share and one warrant to purchase half a common share, were priced at US$0.65 per unit.  Proceeds from the offering were used for pre-development work at the Bear Lodge REE Project, including for progression of permitting, continued test work on rare earth element separation, engineering and optimization studies, and progression toward a feasibility study, as well as for working capital and other general corporate purposes.

•

Completed successful pilot plant tests of a modified, zero-waste SX process to separate rare earths in an efficient and environmentally sound manner.  Following on from successful bench-scale tests, the initial pilot plant campaign exceeded expectations and validated the Company’s ability to extract, at scale, 100% of the recoverable cerium (Ce) oxide (85% of the total Ce oxide) with a single SX mixer/settler.  Two additional mixer/settlers then successfully removed thorium (Th) to below detection levels.  The pilot plant produced cerium oxide and lanthanum oxide at purities (>99.9%) that appear to be commercially saleable, and production samples were supplied to a potential customer for evaluation.

•

Completed the 2015 condemnation drill program at the planned physical upgrade (“PUG”) plant site for the Bear Lodge REE Project.  The drill program confirmed the absence of meaningful mineralized material under the site, while the geotechnical program identified the characteristics of the soils for foundation design as part of detailed engineering.  Both programs helped progress the design of the site and related mine infrastructure.

Plans for 2016

We have limited cash resources on hand and have announced measures to reduce staffing and conserve remaining cash.  The Company has narrowed the focus of its activities to advance the Project concentrating on only the very highest priority items that we believe have the greatest potential to preserve the value of the Project and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements, joint ventures, mergers, acquisitions and asset sales.   If we obtain sufficient financing, we plan to resume permitting, resume pilot plant testing and incorporate the design of a small-scale initial production facility into the planned Feasibility Study.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE products

REEs are used in computers, cellular telephones, television screens, wind turbines, fuel cells, magnetic refrigeration technologies, energy-efficient lighting, petroleum-refining catalysts and numerous other modern specialty technologies.  REEs are also used in hybrid-electric vehicles and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride batteries and REE “super” magnets within electrical motors and generators.  Prices of REEs are affected by the supply and demand fundamentals of the market.

Trends affecting supplies of REE products

Global REE supply continues to be dominated by production from China, which produced an estimated 87% of the world’s REE output in 2015, according to the Industrial Minerals Company of Australia Pty Ltd (“IMCOA”) and Curtin University.  Over the nine years through 2014, China reduced its export quotas for REEs by more than half (with a marked reduction in the summer of 2010) and increased related export taxes.  The quota reductions resulted in significantly higher REE prices beginning in 2010, when quotas were reduced by approximately 40%.  Since then, illegal or unauthorized Chinese REE production, the slowdown in global economic growth, demand destruction due to elevated REE prices in 2010 and 2011 and significant supply from accumulated REE stockpiles have caused dramatic REE price declines from 2012 through 2015.

After an initial adverse ruling from the World Trade Organization (“WTO”) in March 2014, and an affirmation of that ruling against China’s trade practices on appeal in August 2014, China abolished export quotas as of January 1, 2015, on rare earths, tungsten and molybdenum.  The quotas were replaced by an export licensing system that many industry sources believe has actually tightened China’s control over REE exports.  The WTO ruled against China in the case that was brought by the United States, Europe and Japan alleging that China’s export quotas and export taxes on rare earths violated global trade rules.

China subsequently eliminated its export taxes on rare earths as of May 1, 2015, and replaced them with a system of ad valorem resource taxes on light, medium and heavy rare earth concentrates, in addition to tungsten and molybdenum.  Resource tax rates were set at 7.5%, 9.5% and 11.5% on light rare earth concentrates from Shandong Province, Sichuan Province and the Inner Mongolia Autonomous Region (Baotou-Bayun Obo), respectively, and at 27% on medium and heavy rare earth concentrates regardless of production region.  Because the new taxes are applied to concentrates and were not levied on downstream products already in the pipeline, REE export prices immediately declined to approximate Chinese domestic prices for most REEs.  It remains to be seen what impact the new, ad valorem, resource taxes on production will have on pricing of China’s REE exports in the longer term.

Global supply and demand for rare earths were estimated to be in oversupply in 2015, as demand for rare earth magnet materials like Nd and Pr drove overproduction of Ce, La and most other rare earths, and illegal or unauthorized REE production from China acted as the swing production in the market.  Recent estimates indicate that illegal mine production of rare earths in China was perhaps as much as 45,000–55,000 tonnes,  or approximately 25%–30% of global supply.  Certainly, the continued decline of rare earth prices in 2015 and early 2016 indicated that REE consumers continue to find the needed rare earths readily available.

Chinese official domestic REE production is expected to increase at a rate of 4.4% per year from 2015 to 2020, while illegal mining is forecast to increase 6%–8%, unless the government’s measures to consolidate the rare earth industry and curtail illegal mining have some impact.  These two factors together imply a future overall growth rate of around 6% for domestic Chinese production.  Rare earth production in the rest of the world, though only 13% of estimated 2015 production, is expected to grow at a faster rate as Lynas Corporation (“Lynas”) expands production and a few other non-Chinese operations potentially come on-stream.  In 2015, Lynas reached its Phase I design production capacity of 11,000 tonnes per annum while Molycorp’s Mountain Pass operation was placed on care-and-maintenance while bankruptcy proceedings continue.

Despite industry forecasts that indicate that the overall REE market might be oversupplied for the next few years (largely based on illegal mining in China), it is expected that certain lower-value REE elements (particularly Ce and La) will represent the largest portion of this oversupply, while other elements may be more in balance or even in deficit, particularly magnet materials and HREEs.  Several market observers cite magnet materials especially as being at risk of short supplies in the near- to medium-term future.

As a result of increased investment in the REE industry outside of China since 2009, there are several new and refurbished REE projects that are being developed that could add to the non-Chinese supply of rare earths over the next two to five years.  However, given the present state of the rare earth market, pricing and lack of support from strategic end-users or governments, it is difficult to forecast which other rare earth projects, if any, will be able to find the capital needed to construct their facilities.  Some market observers believe that this new potential production may have a negative impact on the pricing of some REE products, especially the LREEs of La and Ce.  We believe that current rare earth prices and the present lack of capital available for new rare earth projects are likely to temper this potential production growth.  According to an IMCOA report dated September 2015 (the “IMCOA Report”), REE total supply is forecasted to increase from 175,000 tonnes in 2014 to 250,000 tonnes in 2020, an implied compound annual growth rate (“CAGR”) of 7.4%.

Trends affecting demand of REE products

The global economy and the speed of technological innovation play key roles in the continuation and pace of increased demand for REEs.  If the global economy experiences a prolonged period of slow growth, then the projected increase in REE product demand may not occur at the pace expected.  In addition, the spike in REE prices in 2010 and 2011 to extremely high levels seems to have accelerated consumers’ efforts to economize on rare earth consumption or to use substitute materials and therefore slowed the expected pace of demand growth.  Based on the IMCOA Report, REE total demand is forecasted to increase from 146,000 tonnes in 2015 to 200,000 tonnes in 2020, or an implied CAGR of 6.5%, driven mainly by demand for magnet materials, metal alloys, glass polishing materials and catalysts.  Based on forecasted production levels, these figures would imply a significant oversupply of total rare earths in 2020.  A more detailed analysis of the supply/demand balance by element suggests that the oversupply is largely driven by significant imbalances in the Ce, La and Y markets.  In the IMCOA Report, the excess Ce and La production seems to be a result of (1) demand destruction caused by very high REE prices in 2011, and (2) overproduction driven by strong demand for magnet materials Nd, Pr, and Sm.  Meanwhile, the Y imbalance may be driven by the transition from fluorescent lighting to LED technology in combination with overproduction driven by strong Dy demand for magnets.  The projected imbalances in other more highly valued rare earth elements are generally much smaller, and in fact, Nd and Pr are expected to remain in relatively short supply for the next few years.

Certain market experts believe that demand growth for some REEs is supply constrained (e.g., magnet materials are often mentioned) and that an increase in global availability and production of these rare earths could actually accelerate demand growth.  Since REEs are used for many new technologies, the pace of technology innovation should also continue to boost REE demand.  According to the IMCOA report, annual global demand growth for REEs from 2015 to 2020 could average 6.5% p.a. overall.  Within this forecast, however, there is a significant variation in demand by end-use.  For instance, demand for REE magnets using Nd, Pr, Dy and Sm is expected to average annual growth of 8.8% p.a., while demand for REE phosphors, which include Eu, Tb and Y, is expected to experience almost no growth.  Other REE uses that are projected by IMCOA to have the strongest demand growth from 2015 to 2020 are glass (8.9% CAGR) and metal alloys (6.2% CAGR).

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

According to www.metal-pages.com (“Metal Pages”), weighted average quarterly prices in U.S. dollars of REOs of 99% purity, FOB China increased more than 1,100% from the end of 2009 through the third quarter of 2011.  Since peaking in the third quarter of 2011, REO prices have fallen dramatically, with average quarterly prices for the fourth quarter of 2015 at a level 93% lower than the quarterly average peak in 2011.  La oxide and Ce oxide decreased from highs exceeding $150 per kilogram in mid-2011 to around $2.00 per kilogram for 99% oxides as of December 31, 2015.  Although several REE prices remain above their 2009 levels, financial losses reported by the rare earth operations of the major Chinese rare earth companies, continuing cost pressures from the new resource taxes, labor costs and environmental regulations, and China’s ongoing consolidation of its rare earths industry may give prices the impetus to move higher.

Supply and demand factors for REE products that could positively impact REE prices include the following, among other factors:

•

the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly large off-shore installations;

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

Supply and demand factors for REE products that could negatively impact REE prices include the following, among other factors:

•

the potential for oversupply of certain REEs due to new production outside of China and/or increased exports from China;

•

strong demand for selected REEs like magnet materials, driving overproduction of other co-product REEs and creating oversupply conditions for the less desired REEs;

•

the potential substitution of other materials for high-priced REEs;

•

economization by intermediate and end-users to reduce their usage of REEs in end-products;

•

the potential for increased recycling of high-priced REEs;

•

continued low oil, gas and coal prices that could reduce the demand for technologies using REEs;

•

static or lower global economic growth, reducing overall demand growth for REEs; and

•

potential by-product production of REEs that may increase supply irrespective of the normal economics of REE production.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the Project may be impacted by global supply and demand and future prices of REEs.

SEASONALITY

Seasonality in the state of Wyoming is not a material factor to exploration activities and any future development and operating activities on the Bear Lodge Property.  Snowfall in the winter may temporarily limit our access to the Bear Lodge Property and our ability to drill or operate from approximately November through June, but it is not a material issue at this time.

COMPETITION

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies in connection with the exploration and development of mineral properties.  There is competition for the limited number of opportunities, some involving companies having substantially greater financial resources, staff and facilities than we do.  We also compete with other mining and exploration companies in our efforts to hire and retain experienced professionals.  As a result, we may have difficulty attracting or retaining key personnel or securing outside technical resources.

In 2015, China accounted for an estimated 87% of global REE production and 66% of worldwide demand.  While REE projects exist outside of China, current non-Chinese production is relatively limited.  Further, even though one large mine outside of China is in production, it is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese producers a competitive advantage in controlling the supply and processing of REEs and an opportunity to reduce prices to discourage competition.  Any increase in the amount of REEs exported from other nations increases competition and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, the Company may not be able to compete effectively against current and future competitors.  See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We rely on a combination of trade secret protection, nondisclosure and licensing agreements, and patents and trademarks to establish and protect our proprietary intellectual property rights.  We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology.  As of December 31, 2015, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology and (3) separation of cerium from bulk REEs in an SX process.  Two of these provisional applications were converted to a single utility application and an application under the international Patent Cooperation Treaty (“PCT”).  This PCT application was nationalized in several foreign jurisdictions in 2015.  Also during 2015, we converted another one of these provisional applications into a single utility application and an application under the PCT, and combined another three of these provisional patent applications into a single PCT application that also designates the United States as the jurisdiction for patent protection.  If allowed, a U.S. patent granted from the utility patent application would have a term of 20 years measured from the filing date of the utility patent application.  See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential.

ENVIRONMENTAL REGULATION

Our exploration and planned development and mining activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation.  Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance, fines and penalties, clean-up costs and other environmental damages.  Also, unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect.  Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.  Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits.  The federal agency with primary regulatory jurisdiction is the U.S. Forest Service, Bearlodge Ranger District, Sundance, Wyoming.  The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality.  We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed.  As of December 31, 2015, the Company had a surety bond with the state of Wyoming totaling $439,600.  Prior to operating, we will require several other permits and licenses including those issued by the NRC, U.S. Army Corps of Engineers and others.

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under Section 108(b) of the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, for the hardrock mining industry.  The EPA had previously announced that it expected to publish its proposed financial responsibility regulations in 2016.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA’s notice did not indicate what the anticipated scope of these requirements will be, or whether they will be duplicative of existing bonding and other financial assurance requirements applicable to the hardrock mining industry.  However, the promulgation of regulations that require significant additional financial assurance could have a material adverse effect on our business operations.

MINERALS EXPLORATION REGULATION

Mining operations and exploration and development activities are subject to various national, state, county and local laws and regulations in the United States that govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations.  There are no current orders or notices of violations relating to the Company under applicable laws and regulations.

Compliance with these laws and regulations may impose substantial costs on the Company and could subject it to significant potential liabilities.  Changes in these laws or regulations could require us to expend significant resources to comply with new laws or regulations, or changes to current requirements, and could have a material adverse effect on our business operations.

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  During the year ended December 31, 2015, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2015, we had thirteen full-time employees.  As part of the Company’s cost containment measures, the number of full-time employees was reduced to seven as of January 1, 2016. Further reductions in employees were made in March 2016, as further described in Note 14 to the Financial Statements – Subsequent Events. None of our employees are covered by collective bargaining agreements.

AVAILABLE INFORMATION

We make available, free of charge, on or through our Internet website, at www.rareelementresources.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our filings can also be viewed at our corporate offices, located at 225 Union Blvd., Suite 250, Lakewood, Colorado 80228.  Our reports and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549.  Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.  The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  You may access our reports filed on SEDAR by accessing its website at www.sedar.com.

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

There is substantial doubt about whether we can continue as a going concern.

We incurred net losses of approximately $9.7 million and approximately $14.0 million during the fiscal years ended December 31, 2015 and December 31, 2014, respectively.  Our accumulated deficit at December 31, 2015 was approximately $123.1 million.  In addition, we have limited financial resources.  As of December 31, 2015, we had cash and cash equivalents of approximately $3.9 million and working capital of approximately $3.0 million.

We have no revenues from operations, and we anticipate that we will have no operating revenues until we place the Bear Lodge REE Project into production.  Furthermore, we do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, merger or other strategic transaction.  However, there is no assurance that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.  Ultimately, in the event that we cannot obtain additional financial resources or a strategic transaction, we may have to liquidate our business interests and investors may lose their investment.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, refer to the substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We do not have sufficient cash to fund planned operations and meet obligations for the next 12 months without raising additional funds.

Market factors outside of our control could have significant adverse impacts on our business, operations and/or prospects.

Operating in the volatile and cyclical natural resource industry subjects us to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business.  Such factors could include significant price declines for key rare earth materials, inflationary impacts on capital and operating costs, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for key rare earth products, and unforeseen regulation or geopolitical factors that broadly impact the industry.  To the extent that such factors affect attitudes toward investments in the natural resource sector generally or the rare earths industry specifically, they could affect our ability to raise the additional capital needed to continue to advance our Project and business plan.

We have no history of producing mineral products from our properties.  Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products, and our Bear Lodge REE Project is not currently producing.  There can be no assurance that the Bear Lodge REE Project will be successfully developed or placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure.  We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations.  There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future.  If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

•

the timing and cost, which can be considerable, of further exploration, preparation of feasibility studies, and permitting and construction of infrastructure, mining, beneficiation and processing facilities;

•

our ability to utilize our proprietary process technologies, which could encounter problems or unexpected costs in scale-up;

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

•

potential shortages of mineral beneficiation, processing, construction or other facilities-related equipment or supplies; and

•

the ability to attract and retain talent for development and operation of the Bear Lodge REE Project.

It is common in exploration programs and in development, construction and mine start-up to experience unexpected problems and delays.  Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing REE products at our Bear Lodge REE Project at all or in the anticipated timeframe.

We have suspended our federal and state permitting progression and there is a risk to resumption of the efforts in a timely and cost effective manner.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended, including the EIS process, state permitting, and the NRC licensing process.  Our ability to obtain financing or attract a strategic partner to fund the continuation of the permitting is uncertain.  If we are unable to timely progress our permitting while the information is still deemed adequate to the agencies, we may have to restart the permitting process which would be time consuming and costly.

Joint ventures and other partnerships may expose us to risks.

We are currently seeking to secure joint ventures or other partnership arrangements with other parties in relation to the development of the Bear Lodge REE Project.  Although such arrangements may lessen our financial burden in exploring and developing the Bear Lodge REE Project, they will likely also dilute our interest therein or affect our ability to control development of such projects.  Further, any failure of such joint venture or other partners to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture and therefore could have a material adverse effect on our business performance and on our ability to develop the Bear Lodge REE Project.

Subject to further financing, we expect to commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

We completed a PFS for our Bear Lodge REE Project in October 2014 that updated our Mineral Resource estimate and refined our process technology at that time.  Subject to further financing, we anticipate we will resume work on the FS in 2016.  The results of this study are uncertain and may indicate project economics that are more or less favorable than previously reported.  As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS.  As a result, we may need to update our beneficiation and/or processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project.  This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible.

Our viability depends on the financing, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration project at this time is our Bear Lodge REE Project.  Our continued viability is based on successfully implementing our strategy, including completion of a FS, permitting and construction of a mine and beneficiation and processing facilities in an expected timeframe.  If we are unable to secure additional capital or enter into a strategic transaction and implement our strategy, or in the event of the imposition of significant additional regulatory burdens or delays or a significant deterioration of the market for rare earth products, our ability to develop a sustainable or profitable business would be materially adversely affected.

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

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices then increased significantly during 2010 and most of 2011 only to again experience declines from 2012 through 2015.  Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

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

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.  REE supply markets continue to be dominated by production from China, which produced an estimated 87% of the global REE production in 2015.  China also dominates the manufacture of metals, NdFeB magnets and other products from rare earths.  The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs.  Advanced technology in recycling REEs may also impact supply and prices.  Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, we may not be able to compete effectively against our future competitors.

The success of our business may depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business may depend, in part, on the establishment of new markets by us or third parties for certain rare earth products.  Although we plan to produce rare earth products for use in end-products such as NdFeB magnets, which are used in critical existing and emerging technologies such as hybrid and electric vehicles and wind power turbines, oil refining catalysts and compact fluorescent lighting, the success of our business may depend on the creation of new markets and the successful commercialization of REE products in existing and emerging markets.  Any unexpected costs or delays in the commercialization of any of the foregoing products or applications could have a material adverse effect on our ability to develop our Bear Lodge REE Project or operate our business profitably.

We rely on our proprietary technology and processes to further our Bear Lodge REE Project.

We rely on a combination of trade secret protection, nondisclosure and licensing agreements and patents to establish and protect our proprietary intellectual property rights.  We utilize trade secret protection, patent-pending filings, and nondisclosure agreements to protect our proprietary rare earth technology.  As of December 31, 2015, we had filed six U.S. provisional patent applications relating to rare earth processing and separation methods.  Two of these provisional applications were converted to a single utility application and an application under the international PCT.  This PCT application was nationalized in several foreign jurisdictions in 2015.  Also during 2015, we converted another one of these provisional applications into a single utility application and an application under the PCT, and combined another three of these provisional patent applications into a single PCT application that also designates the United States as the jurisdiction for patent protection.  These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms.  In addition, our intellectual property could be subject to infringement or other unauthorized use outside of the United States.  In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as does the United States.  Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position or results of operations.  The loss of our patents could reduce the value of the related products.

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

•

other matters.

We believe we hold, or are in the process of obtaining, all licenses and permits necessary to carry on the activities that we are currently conducting or propose to conduct in the near term under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration, development and mining activities, including constructing mines and/or beneficiation and processing facilities, and commencing operations at the Bear Lodge REE Project.  In addition, if we proceed to production on the Bear Lodge REE Project, we must obtain and comply with permits and licenses that may contain specific operating or other conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities.  Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

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

Our business and activities are subject to environmental regulation in the jurisdictions in which we operate.  Environmental legislation at the local, state and federal level is evolving in a manner that likely will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  These laws address emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  Compliance with environmental laws and regulations at the local, state and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities.  It is possible that future changes in these laws or regulations could have a significant adverse impact on our Bear Lodge REE Project or some portion of our business, causing us to reevaluate those activities at that time.

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

•

NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions.  Under NEPA, a federal agency must prepare an environmental impact statement detailing the environmental impacts of “major Federal actions significantly affecting the quality of the human environment.”  The U.S. Environmental Protection Agency will, and other federal agencies and any interested third parties can, review and comment on the scope of the EIS and the adequacy of and findings set forth in the draft and final EIS. As required, we began in 2012 to undertake the NEPA process for the Bear Lodge REE Project. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other properties entirely.

•

The NRC, pursuant to its authority under the Atomic Energy Act, oversees the regulatory framework governing the control of radioactive materials, including mining, beneficiation and processing of rare earth elements that contain radioactive source materials such as uranium and thorium.  The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required.  We are required to follow the regulations pertaining to a license application for the Bear Lodge REE Project.  The licensing process, including NEPA review relating to the NRC licensing, may cause delays or result in changes to the Project design to mitigate impacts as required under the licensing issuance.

•

Under CERCLA and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination.  CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action.  We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators.  We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages.  We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

•

The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, govern the disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions.  Although certain mining, beneficiation, and mineral processing wastes currently are exempt from regulation as hazardous wastes under RCRA, the EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA.  It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements.

•

The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining, beneficiation, and processing activities.  Our planned mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws.  New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs to remain in compliance.  In addition, permitting rules and issued permits may impose limitations on production levels or result in additional capital expenditures to comply with such rules or permits.  In certain circumstances, private citizens may also sue sources of pollutants for alleged violations of the CAA.

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

•

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder regulate the drilling and operation of subsurface injection wells.  The EPA directly administers the UIC program in some states, and in others the responsibility for the program has been delegated to the state.  Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.

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

Climate change has become an important topic in public policy debate.  It is a complex issue, with some scientific research suggesting that rising global temperatures are the result of an increase in greenhouse gases (“GHGs”).  A number of governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change.  For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment, which has allowed the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act.  Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations.  Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations.  Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

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

Our success is currently largely dependent on the performance, retention and abilities of our directors, officers, employees and contractors.  The loss of the services of these persons could have a material adverse effect on our business and prospects.  There is no assurance that we can maintain the services of our directors, officers, employees, contractors or other qualified personnel required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain “key man” life insurance policies on any of our officers or employees.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We depend on various supplies and equipment to carry out our exploration and, if warranted, future development and mining operations.  A shortage of such supplies, equipment or parts could have a material adverse effect on our ability to carry out our planned activities or increase our operating costs and expenses.

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

Our long-term success depends on our ability to develop mineral deposits on existing properties that can then be developed into commercially viable mining operations.  Resource exploration is a highly speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.  Substantial expenditures are required to establish Proven and Probable Mineral Reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining, beneficiation and processing facilities and infrastructure at any site chosen for mining.  The marketability of minerals discovered by us may be affected by numerous factors that are beyond our control and cannot be accurately predicted, such as market pricing fluctuations, the proximity and capacity of milling facilities, mineral markets demand, available supply and processing equipment, and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Any one or a combination of these factors may result in a failure to receive an adequate return on our investment capital.  The decision to abandon a project may have an adverse effect on the market value of our common shares or our ability to complete future financings.

Title to our Bear Lodge Property may be subject to other claims, or we may lose our interest in our claims, which could affect our property rights and claims.

There are risks that title to our Bear Lodge Property may be challenged or impugned.  Our Bear Lodge Property is located in the state of Wyoming and may be subject to prior unrecorded agreements, transfers or native land claims, and title may be affected by undetected defects.  There may be valid challenges to the title of our Bear Lodge Property which, if successful, could impair or result in the cessation of development and/or operations.

The vast majority of the mineral rights to our Bear Lodge Property consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law.  Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims can be uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations an owner of an unpatented mining claim must comply with to locate and maintain a valid claim.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government.  The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with not only a complex body of U.S. federal and state statutory law, but also administrative and judicial decisions interpreting those statutes and case law.  In addition, there may be limitations as to the completeness of public records that determine prior claimants that could impact the validity or ownership of unpatented mining claims. The Company’s right to continue activities on the Bear Lodge Property is dependent upon our ability to pay annual claim maintenance fees.

Our operations are subject to significant uninsured risks that could negatively impact future profitability as we maintain limited insurance against our operations.

The exploration of our Bear Lodge Property entails certain risks including unexpected or unusual operating conditions, such as rock slides, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and/or a decline in the value of our assets or common shares.  We expect to maintain general liability, director and officer insurance, and some insurance against our assets but not with the expectation of full replacement value.  We may decide to update or amend our insurance portfolio in the future if coverage is available at economically viable rates.

Increased competition could adversely affect our ability to attract necessary capital funding.

The mining industry is intensely competitive and we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we have.  This competition from other mining companies could adversely impact our efforts to hire experienced mining professionals.  Competition for resources at all levels can be very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or attract or retain key personnel or outside technical resources.

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

•

reduce mine pit slope or waste dump angles;

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

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law of 1872, including budget legislation introduced in 2016.  If these proposed revisions are enacted, such legislation could change the cost of holding unpatented mining claims or could significantly impact our ability to develop mineralized material on unpatented mining claims.  Such bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose a fee on the amount of material displaced at a mine, (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iv) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (v) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws, (iv) replace the location of mining claims with federal leases for locatable minerals, and (vii) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.  Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in these proposed bills could adversely affect the potential for development of our unpatented mining claims, and could adversely affect our ability to operate or our financial performance.  The effect of any proposed revision of the General Mining Law on operations cannot be determined until enactment.  However, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

In 2009, the EPA announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hardrock mining industry.  The EPA had previously announced that it expected to publish its proposed financial responsibility regulations in 2016.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA’s notice did not indicate what the anticipated scope of these requirements will be, or whether they will be duplicative of existing bonding and other financial assurance requirements applicable to the hardrock mining industry.  In 2015, U.S. President Obama issued a Presidential Memorandum to the Secretary of Interior and other federal agencies requiring them to undertake rulemaking regarding avoidance, minimization, and compensation for impacts to natural resources, among other public lands impact items.  The rulemaking is proceeding in 2016.  The impact of the memorandum and subsequent rulemaking regarding reclamation and financial assurance requirements for future mineral extraction projects such as the Bear Lodge REE Project are uncertain.  The promulgation of these regulations that may require significant additional financial assurance could have a material adverse effect on our business operations.

Foreign currency fluctuations may have a negative impact on our financial position or results.

Certain assets are subject to foreign currency fluctuations that may adversely affect our financial position or results.  We maintain some accounts in Canadian dollars, and thus, any appreciation in the U.S. dollar against the Canadian dollar increases the costs of carrying out our operations in the United States.  Management may or may not enter into foreign currency contracts from time to time to mitigate this risk.  Failing to enter into currency contracts, or the risk in the currency contracts themselves, may cause losses due to adverse foreign currency fluctuations.

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

We are subject to litigation arising in the normal course of business and may be involved in disputes that may result in litigation.  Although we are not aware of any material pending or threatened litigation or of any legal proceedings known to be contemplated which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, the causes of potential future litigation cannot be known and may arise from, among other things, business activities, environmental and health and safety concerns, share price volatility or failure to comply with disclosure obligations.  The results of litigation cannot be predicted with certainty but could include costly damage awards or settlements, fines, and the loss of licenses, concessions or rights, among other things.  If we are unable to resolve a dispute favorably, either by judicial determination or settlement, it may have a material adverse effect on our financial condition, cash flow or results of operations.

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

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia, Canada under the Business Corporations Act (British Columbia).  Some of our directors are residents of Canada, and a substantial portion of their assets are located outside of the United States.  As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the United States or to recover in the United States on judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

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

Because our success is highly dependent upon our employees and consultants, we have granted to some or all of our key employees, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  We also issued warrants to purchase up to 4,349,481 common shares in September 2013 and April 2015.  As of December 31, 2015, there were 4,578,700 common share purchase options outstanding, which, if exercised, would result in an additional 4,578,700 common shares being issued and outstanding, which equals approximately 8.6% of our common shares outstanding as of December 31, 2015.

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

In recent years and months, the securities markets in the United States and Canada have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  There can be no assurance that continual fluctuations in the market price of our common shares will not occur.  It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings.  The price of our common shares has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

Our transition to the OTCQB marketplace from the NYSE MKT may impact our trading volume and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common shares were listed on the NYSE MKT as of December 31, 2015; however, due to our low stock price, the desire to reduce costs and other factors, we voluntarily delisted from the NYSE MKT.  Since February 29, 2016, our common shares have been trading on the OTCQB marketplace.  If an adequate trading market for our common shares does not develop on the OTCQB marketplace, shareholders’ ability to buy and sell our common shares could be materially impaired, which could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares.  In addition, the recent delisting of our common shares from both the NYSE MKT and the TSX could significantly impair our ability to raise capital.

Because our common shares are not listed on a national securities exchange, a broker-dealer may find it more difficult to trade our common shares, and an investor may find it more difficult to acquire or dispose of our common shares in the secondary market.

We are now subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  A broker-dealer may find it more difficult to trade, and an investor may find it more difficult to acquire or dispose of, our common shares on the OTCQB marketplace.  These factors could significantly negatively affect the market price of our common shares and our ability to raise capital.

We likely were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2015, and may be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we believe that we were likely a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2015, and based on current business plans and financial expectations, we expect that we will be a PFIC for the year ending December 31, 2016, and may be a PFIC in subsequent years.  We will use commercially reasonable efforts to provide information regarding our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information. Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.  For additional information regarding PFIC tax consequences, see Part II, Item 5 “Passive Foreign Investment Company Rules”.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (Wyoming, USA)

The Bear Lodge Property contains two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill Mine, inclusive of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor and Carbon, all of which are located near Sundance, Wyoming.  The Bear Lodge REE Project also includes the proposed hydrometallurgical plant site to be located on private property in Upton, Wyoming that the Company currently has an option to purchase.  Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project” and in the Technical Report (as defined below).  We hold our interest in the Bear Lodge Property through our indirect wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

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

We control 100% of the mineral rights at the Bear Lodge Property, consisting of both unpatented mining claims and adjacent property owned in fee by the Company.  We hold 499 unpatented mining claims located on land administered by the USFS and own 257 hectares (634 acres) of fee property for a total of approximately 3,642 hectares (9,000 acres).  The Bear Lodge Property is located within parts of Sections 5, 7 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming.  All of the public property mining claims are unpatented, such that the paramount title to the land is held by the United States of America.  To be valid, an unpatented mining claim must contain a discovery of valuable mineral deposit.  In addition, claim maintenance payments must be timely paid on an annual basis and related documents must be filed annually with the Wyoming State Office of the U.S. Bureau of Land Management and recorded with the Crook County, Wyoming Clerk and Recorder to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met.  All of our Mineral Resources are located on mining claims that we hold.

Our 100% interest in the 499 unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now a subsidiary of Freeport-McMoRan Copper Inc. (“Freeport”)) by way of a Mineral Lease and Option for Deed in 2000, and 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May 2010.  A portion of the Newmont-transferred claims had been held in a joint venture between Newmont and the Company since 2006 until such joint venture was terminated in May 2010.  A portion of the Newmont-transferred claims (approximately 327) are subject to a perpetual 0.5% production Net Smelter Return (“NSR”) royalty on minerals except for rare earth minerals, which are excluded from any royalty obligation.  In addition, and in connection with the Newmont joint venture termination, we assumed all obligations of Newmont under a consulting agreement with Bronco Creek Exploration and Mining, Inc. (“Bronco Creek”) requiring us to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500,000 has been paid.  The claims covered by the Bronco Creek consulting agreement, which are located outside of the rare earth deposits, are further subject to a 0.25% NSR royalty with a cap of $3,000,000.  We located additional unpatented mining claims in 2011 and 2012, and now have a 100% interest in 499 total unpatented mining claims.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of NSR royalty payable to Freeport, but the Company purchased the royalty in March 2009.  As a result of the agreements above, we hold an unencumbered rare earth project, including all 499 unpatented mining claims, free of third-party royalties for rare earth production.

The Company acquired 257 hectares (634 acres) of fee property in 2013 through a land exchange with the state of Wyoming, State Board of Land Commissioners within the Bear Lodge REE Project area and now owns that land in fee (the “Land Exchange Property”).  The Wyoming patent to the land issued by the State Board of Land Commissioners provides for a production royalty retained by the state of Wyoming for any minerals produced from the Land Exchange Property, at a rate to be determined by the parties commensurate with similarly situated mineral royalties in the state of Wyoming at the time of production.  Notwithstanding the above, the Land Exchange Property was acquired for ancillary facilities in support of the actual mining operation on adjacent land, and we do not intend at this time to extract minerals therefrom. The Wyoming patent states that the mineral estate of the Land Exchange Property will revert to Wyoming state ownership at the conclusion of mining and termination of the Company’s mining permit.

Exploration has been carried out on the Bear Lodge Property since its discovery in 1949.  In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Bear Lodge Property since the discovery of mineralization.  No mining or operations were conducted at the Bear Lodge Property by any of the prior owners.

Necessary infrastructure, such as housing, food and fuel is available in communities in close proximity to the Bear Lodge Property. Supplies can be delivered on both U.S. Interstate Highway 90 and rail lines.  A Burlington Northern rail transport line also runs through Moorcroft, 55 kilometers west of Sundance, and through Upton, the site of the proposed hydrometallurgical plant, 64 kilometers south of Sundance.  The Gillette, Wyoming area, located approximately 89 kilometers to the west, has two coal-fired power plants and is currently a major logistics center for Powder River Basin coal mining activity and will serve as such for any development at the Bear Lodge Property.  The current size of the Bear Lodge Property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable outcome with regard to permitting.

We are not aware of any outstanding environmental liabilities associated with the Bear Lodge Property, except for required reclamation work associated with our exploration and drilling activities.  Previous exploration activities were approved by both the USFS and the Wyoming Department of Environmental Quality.  We have an approved reclamation plan and a posted surety bond to cover the required reclamation.

Additional local, state and federal permits will be required for mining, beneficiation and processing operations, should we decide to proceed to mine development and operations.

Bear Lodge Property – Location Map

20 miles
Bear Lodge Property
Upton Hydromet Processing Plant
CANADA
USA
Bear Lodge Project
Denver
Gillette
Moorcroft
Pine Haven
Hulett
Sundance
Spearfish
Upton
Newcastle
Rapid City
WYOMING
SOUTH DAKOTA
212
85
112
24
24
34
90
14
113
90
116
85
90
85
16
16
85
90

Geological Setting

The Bear Lodge Mountains of northeast Wyoming are composed primarily of the upper levels of a mineralized Tertiary alkaline‐igneous complex that is a component of the Black Hills Uplift of western South Dakota and northeast Wyoming.  Tertiary alkaline intrusive bodies in the northern Black Hills occur along a N70-80W trending belt that extends from Bear Butte in South Dakota, through the Bear Lodge Mountains, to Devil’s Tower and Missouri Buttes in northeast Wyoming.  The Bear Lodge mining district is in the Bear Lodge Mountains, near the western end of the northern Black Hills intrusive belt.  The Bear Lodge Mountains expose and are underlain by multiple alkaline plugs, sills, and dikes and intruded into Precambrian basement and Paleozoic and Mesozoic sedimentary rocks approximately 38–52 million years ago. Rare earth and gold mineralization are found in separate areas of the central crest and northern part of the Bear Lodge Mountains.

The Bear Lodge alkaline-igneous complex is a northwest-trending alkaline intrusive dome with dimensions of approximately 10 kilometers NW-SE by 6 kilometers NE-SW.  The complex consists predominantly of multiple intrusions of phonolite, trachyte, and other alkaline igneous rocks, and a variety of associated breccias and diatremes.

Exploration and Drilling

Historical exploration in the Bear Lodge district, including REE exploration carried out by the Company from 2004 through 2012, is summarized in the Technical Report..  Exploration activities carried out by the Company in 2013 through 2015 were limited as the focus turned to development drilling at the Bull Hill and Whitetail Ridge deposits.  These exploration activities included geochemical, geophysical, geological and mineralogical modeling of the district and individual deposits.

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

The 2014 program consisted of the excavation of a test trench along the southwestern flank of Bull Hill in August.  The main mineralized zone (Bull Hill Main) was exposed and exploited for the collection of geological information including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations.  The program netted 907 tonnes (1,000 tons) of material that is stored for future metallurgical work. Bulk samples were taken from the material average 10.1% TREO.  Additional crosscut excavation provided 45 tonnes (50 tons) of material to determine physical upgrading potential of lower grades.

The 2015 condemnation program consisted of six rotary holes, and a total of 3000 feet was drilled in September of 2015 to complete a program that was halted by the USFS in 2012 due to an archeological discovery.  The program evaluated the subsurface for carbonatite-hosted REE mineralization and followed up on gold mineralization discovered in 2010 within and adjacent to the proposed PUG site.  Based on results from the 2015 condemnation program, the PUG area is considered void of economic mineralization.

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

REE mineralized bodies occur as dikes, veins, and stockworks within the Bull Hill and Whitetail deposit areas of the Bear Lodge Property.  The mineralization includes a well-defined, near-surface, oxidized FMR zone; a near-surface, oxidized, but incompletely leached, carbonatite zone (oxide-carbonate zone); a transitional or mixed zone (oxide + sulfide); and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone.  The oxide-carbonate and transitional zones were referred to collectively as a “transitional zone” in some early previous news releases and technical reports.  The mineralized zones were subsequently sub-classified, based on key characteristics of those zones.  The FMR dikes and veins contain no matrix carbonates or sulfides.  The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) show near-complete leaching from the zone, which ranges from the surface to depths of about 90–150 meters.  The oxide-carbonate zone generally occurs beneath the oxide zone but approaches the surface locally in select dikes.  It is characterized by the near absence of sulfides, with the residual iron oxides formed during almost complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite) and the REE mineral, ancylite (a hydrous Sr-REE carbonate).

Bull Hill Mine

The Bull Hill Mine contains the Mineral Resources reported in our Technical Report, as discussed below.  The Bull Hill Mine Mineral Resources, for purposes of this Annual Report, comprise mineralized material from both the Bull Hill and Whitetail Ridge deposit resource areas.  The mineralized bodies occur as steeply dipping, FMR-carbonatite dike swarms and associated stockwork.  Geological interpretation of results from the 2010–2014 drill and trench programs indicates that the Bull Hill resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north.  The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into oxide-carbonate and FMR bodies.  The mineralized structures range in size from veinlets to large dikes more than 30 meters in width.  The Bull Hill deposit resource consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width.  The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

The Whitetail Ridge deposit occurs about 700 meters northwest of the Bull Hill deposit.  The REE mineralization consists of northwest- and north-striking FMR dikes, and an FMR stockwork zone that is also elongated northeasterly, with dimensions of roughly 380 meters by 290 meters.  The enveloping gravity and radiometric geophysical anomalies and coincident soil geochemical anomalies are larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover.  Drilling conducted in 2011 through 2013 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge diatreme.  Preliminary mineralogical studies by the Company indicate that the REE mineralization occurs in REE fluorocarbonates (bastnasite, parisite, and synchysite), cerianite, and subordinate monazite (an REE-Th phosphate).  The Whitetail Ridge deposit mineralization is enriched in HREE, relative to the Bull Hill deposit, and both are enriched in CREE.

Prefeasibility Study

In 2013 and 2014, we worked on optimizing the Bull Hill Mine plan, the mineral process methods and the Project economics.  This resulted in the Company undertaking and completing an updated PFS to reflect these significant changes.

The Company’s PFS as reported in the Technical Report for the Bear Lodge REE Project was authored principally by Norda Stelo, formerly Roche Engineering Inc. (“Roche”), which undertook the process engineering and mine and mill capital and operating cost estimation for the Project at that time.  This PFS for the Bear Lodge REE Project reflected an increase in the Mineral Resource estimate, based on drilling and assay data.

The technical report dated October 9, 2014 is titled “Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101; Pre-Feasibility Study Report; Technical Report on the Mineral Reserves and Resources and Development of the Bull Hill Mine” (the “Technical Report”) and is available under our profile at www.sedar.com.  The Technical Report was authored by Peter S. Dahlberg P.E. of Roche in Sandy, Utah, and all sections of the Technical Report were prepared under his supervision. Mr. Dahlberg is an independent Qualified Person, as defined by NI 43-101.  Other Qualified Persons, as defined by NI 43-101, who participated in the preparation of the Technical Report are Jaye T. Pickarts, P.E., Chief Operating Officer for Rare Element, who confirmed that the NI 43-101 and Form 43-101F1 documents and Items 4, 5, 6, 19, and 20 of the Technical Report were prepared in compliance with the instrument and form; Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, Colorado, who contributed to the preparation of Chapters 7, 8, 9, 10, and 14 of the Technical Report; William L. Rose P.E. of WLR Consulting Inc. in Lakewood, Colorado, who contributed Item 15 and portions of Item 16 (subsections 16.1, 16.2, 16.3 and 16.4) of the Technical Report; and Jeffrey A. Jaacks C.P.G of Centennial, Colorado, who contributed Chapter 11 of the Technical Report, all under the supervision of Mr. Dahlberg, the primary author.

The PFS estimated initial capital costs of approximately $290 million and life-of-mine capital costs (including sustaining capital) of approximately $453 million.

Permitting Progress

The USFS is the lead agency in the NEPA process to prepare an EIS on the Project.  This process is essential to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the Plan of Operations for the Project, which was accepted by the USFS as complete in May 2013.  Since then, the USFS has selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work.  The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative.  The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies.  On January 22, 2016, the Board of Directors directed the Company to continue to conserve cash due to the current difficult market conditions and suspend all permitting and licensing efforts, including the EIS process.  The Company notified the USFS and cooperating agencies, the NRC and the state of Wyoming of its decision to suspend, and the parties acknowledged receipt of the notice. Assuming permitting efforts resume within a reasonable time, the final EIS and draft Record of Decision (ROD), the decision document that establishes the acceptable operating conditions, would be expected within 12 to 18 months.

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

Measured and Indicated Resource Estimate for the Bull Hill Mine (1) effective as of October 9, 2014 (2)
Cut-off Grade (3)	Bull Hill		Whitetail		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	2.7	3.81	-	-	2.7	3.81
Indicated	9.7	3.10	3.9	2.49	13.6	2.93
Measured & Indicated	12.4	3.25	3.9	2.49	16.3	3.07
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.

(2) Inclusive of previously reported Mineral Reserves under NI 43-101.

(3) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of June 30, 2014.

Cautionary Note to U.S. Investors Concerning Estimates of Inferred Mineral Resources

This Annual Report uses the term “Inferred Mineral Resources.”  We advise U.S. investors that while this term is recognized and required by NI 43-101, the SEC does not recognize it. “Inferred Mineral Resources” have significant uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of Inferred Mineral Resources will ever be upgraded to a higher category. In accordance with Canadian rules, estimates of Inferred Mineral Resources cannot form the basis of feasibility or other economic studies.  U.S. investors are cautioned not to assume that part or all of the Inferred Mineral Resource exists or is economically or legally mineable.

Inferred Mineral Resources Estimate for the Bull Hill Mine (1) effective as of October 9, 2014 (2)
Cut-off Grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred (3)	28.9	2.58

(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.

(2) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of June 30, 2014.

(3) Includes Ox and OxCa (oxidized) mineralization only.

The Mineral Resources estimates, effective as of October 9, 2014, justify further technical work, including drilling, metallurgical testing, and engineering studies.  Considerable in-fill definition drilling is required to increase the confidence level of the mineral resource and upgrade more of the Inferred Resources to the Measured and Indicated Mineral Resources categories.

The major dike sets in all of the resource areas are accompanied by peripheral zones of lower-grade stockwork REE mineralization.  The term “stockwork” refers to a body of rock cut by a network of small veins or dikes that contain the mineralization. REE grades in the stockwork zones generally range between about 0.5% and 2.5% TREO.

High-Grade Mineral Resource

High-grade Mineral Resources, which are those resources above a cutoff grade of 3% TREO, are particularly important, since they are the focus of mining in the first nine years of production.  The high-grade Mineral Resource is summarized below. It occurs predominantly on the flank of Bull Hill, which contains 78% of the Measured and Indicated, high-grade resource.

Summary of High-Grade Measured and Indicated Mineral Resource (1) effective as of October 9, 2014 (2)
Cut-off Grade (3)	Bull Hill		Whitetail		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	1.5	5.01	-	-	1.5	5.01
Indicated	4.0	4.43	0.7	3.93	4.7	4.36
Measured & Indicated	5.5	4.59	0.7	3.93	6.2	4.52
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits from NI-43-101 (2014).
(2) Inclusive of previously reported Mineral Reserves under NI 43-101 (2014). (3) Cut-off grade of 3.0%.

Quality Assurance

The Mineral Resource estimate was completed by Mr. Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering, and is based on geological interpretations supplied by the Company to Ore Reserves Engineering and subsequently modified by Ore Reserves Engineering.  Mr. Noble is an independent Qualified Person for the purposes of NI 43-101 and verified the data disclosed herein.

Rare Element’s field programs prior to 2014 were carried out under the supervision of Dr. James G. Clark, formerly the Company’s Vice President of Exploration. Dr. Clark is a senior geologist and previously was exploration supervisor for Hecla Mining Company during the late 1980s and early 1990s, and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill resource area.  In 2014, John T. Ray, the Company’s Chief Geologist and a Qualified Person as a SME Registered Member, directed our exploration efforts.  Mr. Ray was a consultant to Newmont Mining Company during its operations in the Project area from 2004 to 2010.  A detailed QA/QC program was implemented for the 2007 through 2013 drill programs.  The QA/QC program was organized by Dr. Jeffrey Jaacks. Drs. Jaacks and Clark verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering.  They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy and Mineralization

The Mineral Resource size is sensitive to an assumed cut-off grade and to metallurgical operating costs.  The mineable pit includes the known Measured and Indicated (M&I) Mineral Resource as disclosed in the Technical Report and is inclusive of the adjacent Whitetail Resource Area that extends towards the northwest.  The current mine plan for the Bull Hill Mine will allow mining for approximately 38 years and beneficiation and processing for approximately 45 years.

A PUG plant, located within the Project area, is designed to maximize concentration of the rare earth minerals and produce a mineral concentrate using a crushing, screening, and gravity separation process depending on the material type.  The PUG process is designed to concentrate the rare earth-bearing fines and reduce the physical mass.  There are areas of the mineable pit that contain variable amounts of weathered oxide material or oxide-carbonate (OxCa) mineralized material, and that contain variable grades of stockwork mineralization adjacent to the higher-grade material.  Each of these material types will have a different upgrade percentage and mass reduction in the PUG circuit.  The mining plan anticipates exploitation of a distinct high-grade zone early in the Project that will allow for preferential mining in the initial years of the mine.  Low and mid-grade material will also be mined and stockpiled for future PUG processing.

Stockpiled materials are planned to be PUG-processed up through Year 45, when they are estimated to be depleted.  Reclamation of mining-related facilities will occur during mine operations, where applicable, and upon completion of mining and stockpiling of materials.  Other facilities, including the PUG plant, will be reclaimed as soon as the stockpiled materials are depleted.

The mineral concentrate produced at the PUG plant is planned to be transported to a proposed hydrometallurgical plant near Upton, Wyoming via covered trucks.  The hydrometallurgical plant will process the mineral concentrate by acid leaching followed by additional chemical processing to remove impurities and precipitation to produce the final TREO product.  The tailings produced from the process will be filtered, neutralized and stored in a double-lined tailings storage facility (TSF) adjacent to the hydrometallurgical plant.

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

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  For a description of the property’s location, ownership, accessibility, infrastructure and climate, see the section heading “Item 2. Properties – Bear Lodge Property (Wyoming, USA)” above.  There was no exploration work in 2014 or 2015 for this project, and no exploration work is planned in 2016. The Company is in the process of evaluating its options related to the gold claims, including the potential of the transfer, sale or disposition of such claims.

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

ITEM 3  LEGAL PROCEEDINGS

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

Pursuant to Section 1503(a) of the Dodd–Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended December 31, 2015, the Company did not have any projects that were in production and as such, was not subject to regulation by MSHA under the Mine Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares began trading on the TSX-V in Toronto, Ontario, Canada, on November 15, 1999 under the former name Spartacus Capital Ltd. under the ticker symbol “SCI.”  The Company graduated to the TSX on May 27, 2011, under the ticker symbol “RES,” where our common shares traded through December 31, 2015, after which time they were voluntarily delisted by us and ceased to trade on the TSX.  Our common shares traded on the NYSE MKT under the ticker symbol “REE” from August 18, 2010 through February 26, 2016.  Our common shares currently trade on the OTCQB marketplace under the ticker symbol “REEMF.”

The following table sets forth the intraday high and low sales prices of our common shares for each quarterly period as reported by the NYSE MKT:

Period	High US$	Low US$

Fiscal year ended December 31, 2015
First Quarter	1.06	0.24
Second Quarter	0.89	0.42
Third Quarter	0.48	0.28
Fourth Quarter	0.33	0.15

Fiscal year ended December 31, 2014
First Quarter	2.12	1.40
Second Quarter	1.57	1.17
Third Quarter	1.37	0.60
Fourth Quarter	0.67	0.35

As of March 28, 2016, the closing price per share for our common shares as reported by the OTCQB marketplace was US$0.13.

As of March 29, 2016, we had 52,941,880 common shares issued and outstanding, held by approximately 43 shareholders of record.

DIVIDEND POLICY

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2015, neither the Company nor any affiliate of the Company repurchased common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2015, we had two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: (1) our Fixed Stock Option Plan that was originally adopted on December 11, 2002 and subsequently approved by shareholders on December 7, 2009, following certain amendments to the Fixed Stock Option Plan; and (2) our 10% Rolling Stock Option Plan that was adopted by our shareholders on December 2, 2011.  Upon adoption of the 10% Rolling Stock Option Plan, the Fixed Stock Option Plan expired, and we may no longer grant any options under the Fixed Stock Option Plan.  However, the terms of the Fixed Stock Option Plan continue to govern all awards granted under such plan until such awards have been cancelled or forfeited or exercised in accordance with the terms thereof.

The following table sets out those securities of the Company which have been authorized for issuance under equity compensation plans, as at December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,578,700	$4.00	715,488
Equity compensation plans not approved by security holders	-	$ -	-
Total	4,578,700	$4.00	715,488

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding option awards held by the NEOs of the Company as of December 31, 2015.  All grants were made under the 10% Rolling Stock Option Plan.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Randall J. Scott	40,000	60,000	0.32	1/22/2020
	75,000	-	1.24	12/17/2018
	85,000	-	3.61	12/20/2017
	200,000	-	4.14	12/15/2016
Jaye T. Pickarts	20,000	30,000	0.32	1/22/2020
	50,000	-	1.24	12/17/2018
	50,000	-	3.61	12/20/2017
	100,000	-	5.14	12/2/2016
	250,000	-	10.53	3/16/2016
Paul H. Zink	20,000	30,000	0.32	1/22/2020
	50,000	-	1.23	6/12/2019
	50,000	-	1.24	12/17/2018

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

Definition of a U.S. Holder

As used herein, the term “U.S. Holder” means a beneficial owner of our securities that is (a) an individual citizen or resident of the United States for U.S. federal income tax purposes; (b) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States or any state thereof or the District of Columbia; (c) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust, if (i) a court within the United States can exercise primary supervision over the administration of the trust and one or more U.S. persons are authorized to control all substantial decisions of the trust or (ii) a valid election is in effect under applicable Treasury Regulations to treat such trust as a U.S. person.

Passive Foreign Investment Company Rules

We will be classified as a passive foreign investment company (a “PFIC”) in any taxable year in which, after taking into account the income and assets of certain subsidiaries, either (i) at least 75% of our gross income is passive income, or (ii) at least 50% of the average value of our assets is attributable to assets that produce or are held for the production of passive income.  Whether we will be classified as a PFIC in any taxable year is a factual determination and will depend upon our assets, the market value of our common shares, and our activities in each year and is therefore subject to change.

We believe that we were likely classified as a PFIC for the period ended December 31, 2015, and may be a PFIC in subsequent years.  The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties.  Accordingly, we cannot provide certainty to U.S. Holders that we were or were not a PFIC for the period ended December 31, 2015, or any future year.  We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

If we are a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends on our common shares will not be “qualified dividend income,” and such dividends received by individual U.S. Holders generally will be taxed at ordinary income tax rates, subject to the tax rules that apply to excess distributions from PFICs, as discussed above.

Sale or Other Disposition of Our Common Shares

The tax treatment of a sale or other disposition of our common shares by a U.S. Holder will differ based upon whether the PFIC rules apply and whether the U.S. Holder has made any of the elections described above.

If the excess distribution regime discussed above applies to the sale or disposition of our common shares, the rules regarding the taxation of excess distributions will generally apply upon a sale or other disposition of the common shares.

If the excess distribution regime discussed above does not apply to the sale or disposition of our common shares, the difference between the amount received and the adjusted tax basis of the common shares will be a gain or loss.  If, as usually is the case, the common shares are a capital asset in the hands of the U.S. Holder, such gain or loss will be a capital gain.  If the U.S. Holder has made a QEF election with respect to the shares, the adjusted basis will be increased by the U.S. Holder’s proportionate share of income and capital gains taken into account each year as a result of the QEF election.  If the U.S. Holder has made a mark-to-market election with respect to the shares, the adjusted basis will be increased by the net income recognized on the common shares as a result of the mark-to-market election.  Capital gain or loss with respect to common shares generally will be long-term capital gain or loss if the holding period for the shares giving rise to such gain or loss exceeds one year.  Under current law, long-term capital gains realized by individual U.S. Holders are taxed at reduced rates.  Short-term capital gains are taxed at ordinary income rates.  The deductibility of capital losses is subject to significant limitations.

Distributions

We do not expect to pay dividends in the foreseeable future.  However, subject to the PFIC rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution (including the amount of any Canadian withholding tax thereon) paid by the Company out of its current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) with respect to our common shares.  A distribution on our common shares in excess of current or accumulated earnings and profits will be treated as a tax-free return of capital to the extent of the U.S. Holder’s adjusted basis in such common shares (thus reducing, but not below zero, the adjusted tax basis of such common shares), and thereafter as gain from the sale or exchange of common shares.  See “Sale or Other Disposition of Our Common Shares” above.

If we are a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders generally will be taxed at ordinary income tax rates, subject to the rules that apply to excess distributions from PFICs, as discussed above.

If we are not a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders will be taxed to such U.S. Holder at the rates applicable to long-term capital gains as “qualified dividend income.”  However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the U.S. Holder has not held its common shares for at least 61 days during the 121-day period beginning 60 days before the ex-dividend date; (ii) our common shares are not readily tradable on an established securities market and we are not eligible for benefits of the U.S.-Canada income tax treaty; or (iii) the Company is a PFIC for the taxable year in which the dividend is paid or in the preceding taxable year.

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

In lieu of a credit, a U.S. Holder who itemizes deductions may elect to deduct all of such holder’s foreign taxes in the taxable year.  A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the deduction for foreign taxes is not subject to the same limitations applicable to foreign tax credits. U.S. Holders are urged to consult their own tax advisors regarding the availability of foreign tax credits.

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

Backup withholding is not an additional tax. Rather, the amount of any backup withholding imposed on a payment to a holder will be allowed as a refund or a credit against such holder’s U.S. federal income tax liability, provided that the required information is timely furnished to the IRS.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.  See “Item 8. Financial Statements and Supplementary Data.”

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report.  Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 29, 2016.  This MD&A is intended to help the reader understand the consolidated audited financial statements of Rare Element.

INTRODUCTION

We are focused on advancing to production the Bear Lodge REE Project in Wyoming.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

We have limited cash resources on hand and have announced measures to reduce staffing and conserve remaining cash.  The Company has narrowed the focus of its activities to advance the Project concentrating on only the very highest priority items that we believe have the greatest potential to preserve the value of the Project and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements and joint ventures, and the potential sale of the Project.  If we obtain sufficient financing, we plan to resume permitting activities, resume pilot plant testing and design/engineer a small-scale initial production facility, the results of which would be incorporated into the planned Feasibility Study.

RISKS AND UNCERTAINTIES

Our activities are subject to certain risks and uncertainties that might impact our financial results.  For a more detailed list of such risks and uncertainties, please see “Item 1A. Risk Factors” of this Annual Report.

Our failure to successfully address these risks and uncertainties could have a material adverse effect on our business, financial condition and/or results of operations.  Consequently, the trading price of our common shares may decline, and investors may lose part of or all their investment in the Company.  We cannot assure you that we will successfully address these risks and uncertainties or other unknown risks and uncertainties that may affect our business.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Summary

Our consolidated net loss for the year ended December 31, 2015 was $9,678, or $0.19 per share, compared with our consolidated net loss of $14,029, or $0.29 per share, for the same period in 2014.  For the year ended December 31, 2015, the decrease in consolidated net loss was primarily the result of a decrease in exploration and evaluation expense of $3,488 and a decrease in corporate administration costs of $904 (of which $263 related to stock-based compensation).

Exploration and evaluation

Exploration and evaluation costs were $5,070 for the year ended December 31, 2015, compared with $8,558 for the same period in 2014. The decrease of $3,488 from the prior period was mostly the result of reduced (1) engineering and development expenses of $1,167, (2) metallurgical testing costs of $807, (3) environmental, health and safety costs of $761, (4) site administrative costs of $528, and (5) drilling program costs of $225.

Corporate administration

Corporate administration costs decreased to $4,042 for year ended December 31, 2015, compared with $4,946 for the same period in 2014, a decrease of $904.  The decrease from the prior period was due to a decrease in stock-based compensation expense as well as the Company’s continual focus on containing costs.  The decrease in stock-based compensation expense of $263 was primarily the result of historically declining share prices, which determine the strike price of the grant and are a significant driver of the expense to be incurred (as measured on the grant date).

Non-operating income and expenses

Interest income

Interest income decreased to $28 for the year ended December 31, 2015, compared with $76 for the same period in 2014.  The decrease in interest income from the prior period is attributable to lesser average cash balances held in interest bearing accounts during 2015 when compared with the prior year.

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars.  Therefore, any foreign currencies owned at the end of the period are converted to U.S. dollars at the then-current exchange rate.  We hold Canadian dollars as a result of past financings that were denominated in Canadian dollars.  While the majority of our expenses are in U.S. dollars, we continue to hold Canadian dollars due to higher investment returns and ongoing Canadian dollar-denominated expenses.  A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses as long as we continue to hold Canadian dollars.

The loss on currency translation was $476 for the year ended December 31, 2015, compared with a loss of $507 for the same period in 2014.  The Canadian dollar weakened by 16.2% and 8.0% against the U.S. dollar during the years ended December 31, 2015 and 2014, respectively.  The average Canadian cash and cash equivalent balances during the years ended December 31, 2015 and 2014 were CDN$2.5 million and CDN$7.4 million, respectively.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $9,335 for the year ended December 31, 2015, as compared with $13,688 for the same period in 2014.  The decrease in cash used of $4,353 from the prior period is mostly the result of (a) decreases in spending associated with exploration and evaluation activities, accounting for a decreased use of approximately $3,500; (b) the Company’s continual focus on cost containment within corporate administration expenses, accounting for a decreased use of approximately $650; (c) timing in vendor payments affecting accounts payable, accounting for a decreased use of $124; and (d) timing of cash outlays associated with prepaid expenses, which accounted for a positive variance of $66.

Investing Activities

Net cash used in investing activities was $nil for the year ended December 31, 2015, compared with net cash used in investing activities of $33 for the same period in 2014.

Financing Activities

Net cash provided by financing activities was $3,077 for the year ended December 31, 2015 and net cash used in financing activities was $42 for the year ended December 31, 2014.  The cash received in the 2015 period was the result of the Company’s registered direct offering, which closed on April 29, 2015.  The cash used in 2014 resulted from taxes paid associated with a cashless exercise of stock options.

Liquidity and Capital Resources

At December 31, 2015, our total current assets were $4,053, compared with $10,481 at December 31, 2014.  The decrease of $6,428 is primarily due to cash expenditures during the year that reduced our cash and cash equivalents by $6,258.  A decrease of $153 in prepaid expenses also contributed to the decrease in total current assets.

Our working capital at December 31, 2015 was $2,992, compared with working capital of $9,219 at December 31, 2014.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances to allow the Company the maximum amount of time possible as it pursues additional financing and/or strategic alternatives.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, merger or other strategic transaction.  However, there is no assurance that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, refer to the substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We do not have sufficient cash to fund planned operations and meet obligations for the next 12 months without raising additional funds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

At December 31, 2015, our contractual obligations consisted of operating lease obligations of $114 associated with our Lakewood, Colorado corporate office as well as facilities in Sundance, Wyoming.  The timing associated with these lease obligations is outlined below:

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$114	$114	$ -	$ -	$ -
Total	$114	$114	$ -	$ -	$ -

CRITICAL ACCOUNTING ESTIMATES

Exploration and development costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, development costs related to such reserves and incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of feasibility studies that indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives.  Capitalized costs, net of salvage values, relating to a deposit that is abandoned or considered uneconomic for the foreseeable future, will be written off.

Stock-based compensation

We account for share-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

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

Interest rate risk.  Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of December 31, 2015.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency exchange rate risk.  We are exposed to foreign currency exchange rate risk as certain monetary financial instruments are denominated in Canadian dollars.  We have not entered into any foreign currency contracts to mitigate this risk.  We attempt to mitigate this risk by holding six to 12 months of U.S.-based spending in U.S. dollars as a natural hedge against currency fluctuations.  At December 31, 2015, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $3.

Commodity price risk.  We are indirectly exposed to commodity price risk of rare earth products, which are, in turn, influenced by the price of and demand for the end-products produced with rare earth mineral resources.  A significant decrease in the global demand for these products may have a material adverse effect on our business.  None of our mineral properties are in production, and we do not currently hold any commodity derivative positions.

Other price risk.  Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk, foreign currency exchange rate risk or commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report.

[Letterhead of EKS&H LLLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rare Element Resources, LTD

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Rare Element Resources, LTD and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Element Resources, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenue, significant recurring losses, and has limited liquid assets. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

EKS&H LLLP

March 29, 2016

Denver, Colorado

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2015	2014
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 3,881	$ 10,139
Interest receivable	-	6
Accounts receivable	10	21
Prepaid expenses	162	315
Total Current Assets	4,053	10,481

Equipment, net	227	344
Land	980	980
Mineral properties	27	27
Total Assets	$ 5,287	$ 11,832

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 909	$ 1,098
Asset retirement obligation	152	164
Total Current Liabilities	1,061	1,262

Asset retirement obligation	205	202
Total Liabilities	1,266	1,464

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding December 31, 2015 – 52,941,880, December 31, 2014 – 47,707,216	103,640	100,652
Additional paid in capital	23,529	23,186
Accumulated other comprehensive income/(loss)	-	-
Accumulated deficit	(123,148)	(113,470)
Total Shareholders’ Equity	4,021	10,368

Total Liabilities and Shareholders’ Equity	$ 5,287	$ 11,832

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Year Ended December 31,
	2015	2014
Operating income and (expenses):
Exploration and evaluation	$ (5,070)	$ (8,558)
Corporate administration	(4,042)	(4,946)
Depreciation	(118)	(210)
Total operating expenses	(9,230)	(13,714)

Non-operating income and (expenses):
Interest income	28	76
Loss on currency translation	(476)	(507)
Gain/(loss) on derivatives	-	116
Total non-operating expenses	(448)	(315)

Net loss	$ (9,678)	$ (14,029)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.19)	$ (0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	51,234,725	47,706,559

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (9,678)	$ (14,029)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	118	210
Asset retirement obligation	(9)	(49)
Realized gain on derivatives	-	(14)
Unrealized (gain)/loss on derivatives	-	(102)
Stock-based compensation	254	517
	(9,315)	(13,467)
Changes in working capital:
Accounts receivable	11	8
Interest receivable	6	(2)
Prepaid expenses	153	87
Accounts payable and accrued liabilities	(190)	(314)
Net cash and cash equivalents used in operating activities	(9,335)	(13,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(2)	(33)
Proceeds from sale of equipment	2	-
Net cash and cash equivalents provided by (used in) investing activities	-	(33)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	3,077	(42)
Net cash and cash equivalents provided by (used in) financing activities	3,077	(42)

Decrease in cash and cash equivalents	(6,258)	(13,763)
Cash and cash equivalents – beginning of the period	10,139	23,902
Cash and cash equivalents – end of the period	$ 3,881	$ 10,139

Supplemental disclosure with respect to cash flows – Note 10

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total
Balance, December 31, 2013	47,627,245	$ 100,513	$ 22,850	$ -	$ (99,441)	$ 23,922

Exercise of options	79,971	139	(181)	-	-	(42)
Stock-based compensation	-	-	517	-	-	517
Net loss for the period	-	-	-	-	(14,029)	(14,029)
Balance, December 31, 2014	47,707,216	$ 100,652	$ 23,186	$ -	$ (113,470)	$ 10,368

Shares issued:
For private placement	5,230,770	2,985	91	-	-	3,076
Exercise of options	3,894	3	(2)	-	-	1
Stock-based compensation	-	-	254	-	-	254
Net loss for the period	-	-	-	-	(9,678)	(9,678)
Balance, December 31, 2015	52,941,880	$ 103,640	$ 23,529	$ -	$ (123,148)	$ 4,021

See accompanying notes to consolidated financial statements.

1.  DESCRIPTION OF BUSINESS

Rare Element Resources Ltd. (collectively referred to as “Rare Element,” the “Company,” “our,” “we” or “us”) operates in the mining industry and is focused on advancing its Bear Lodge REE Project.  The Company recently announced extensive cost cutting measures intended to position us to be able to move the Project forward expeditiously when market conditions improve, while allowing us in the interim to pursue potential strategic alternatives like off-take agreements, joint ventures or mergers.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next 12 months with existing cash on hand, asset sales and potential issuance of common stock. There can be no assurance that we will be able to raise the necessary financing or complete a strategic transaction on acceptable terms or at all.

2.  BASIS OF PRESENTATION

Principles of consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and are inclusive of the accounts of Rare Element Resources Ltd. and its directly and indirectly held wholly owned subsidiaries, which consist of its wholly owned subsidiary Rare Element Holdings Ltd. (“Holdings”) and Holdings’ wholly owned subsidiary, Rare Element Resources, Inc.  Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year.  Rare Element Resources Ltd. was incorporated under the laws of the Province of British Columbia on June 3, 1999.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  We are currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements and related disclosures.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2015 and 2014, cash and cash equivalents consisted of $3,881 and $10,139, respectively, of funds held in bank accounts with financial institutions in both Canada and the United States.

Short-term investments

Short-term investments generally represent investments in guaranteed interest contracts and time deposits which have original maturities in excess of three months but less than 12 months.  These investments are accounted for at amortized cost.

Mineral properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred.  Acquisition costs include cash consideration and the fair market value of common shares issued as consideration.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves and incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of feasibility studies, which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.  Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

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

Asset retirement obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service.  Asset retirement obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis; therefore, the portion of our asset retirement obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves under SEC Industry Guide 7, the timing of these reclamation activities is uncertain.  The fair value of the outstanding liability at the end of the period approximates the cost of the asset retirement obligation.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations.  For development and production stage properties, the costs will be added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the asset retirement obligation in connection with the Bear Lodge Property.

Asset retirement obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies.

Changes in our asset retirement obligations are summarized in the following table:

	Year ended December 31,
	2015	2014
Balance, beginning of period	$ 366	$ 415

Additions	16	19
Releases	(25)	(66)
Revisions to cost estimates	-	(2)
Balance, end of period	$ 357	$ 366

Derivative instruments

From time to time, the Company may use derivative financial instruments to manage its foreign currency risks.  All derivative financial instruments are classified as current liabilities and are accounted for at trade date.  Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related.  The Company re-measures all derivative financial instruments as of the date of the balance sheet based on fair values derived from option pricing models.  Gains or losses arising from changes in fair value of derivatives are recognized in the Consolidated Statements of Loss, except for derivatives that are highly effective and qualify for cash flow or net investment hedge accounting.  The Company does not have any derivatives that are highly effective and qualify for cash flow or net investment hedging.  There were no derivatives outstanding as of December 31, 2015.

Common shares

Common shares issued for non-monetary consideration are recorded at fair market value based upon the trading price of our shares on the share issuance date.  Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period.  To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2015 and 2014, we had 8,928,181 and 5,818,057 in potentially dilutive securities, respectively.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 3,881	$ -	$ 3,881	$ 10,139	$ -	$ 10,139
Total financial assets	$ 3,881	$ -	$ 3,881	$ 10,139	$ -	$ 10,139

Liabilities
Accounts payable and accrued liabilities	$ 909	$ -	$ 909	$ 1,098	$ -	$ 1,098
Asset retirement obligation	-	357	357	-	366	366
Total financial assets and liabilities	$ 4,790	$ 357	$ 5,147	$ 11,237	$ 366	$ 11,603

4.  MINERAL PROPERTIES

The amounts shown represent acquisition costs, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

Bear Lodge Property, Wyoming, USA

The Company, through our indirectly held, wholly owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in a group of unpatented mining claims and owns 634 acres (257 hectares) of fee property, together which contain (1) the Bear Lodge REE Project that contains REE mineralization; and (2) the Sundance Gold Project that contains gold mineralization.  The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming.  These claims were, in part, acquired from Freeport-McMoRan Copper & Gold Inc. (“Freeport”) by way of a “Mineral Lease and Option for Deed.”

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

On May 12, 2010, Newmont terminated the option and the Company retained its 100% interest in the mining claims of the entire property.  In addition, 327 contiguous claims wholly owned by Newmont outside the Venture were transferred to the Company.  In consideration for transferring these claims, Newmont was granted a 0.5% net smelter royalty (“NSR”) royalty, for precious and base metals only, on the claims transferred to the Company by Newmont.  The Company also assumed certain obligations to honor an arrangement between Newmont and Bronco Creek Exploration Company, a wholly owned subsidiary of Eurasian Minerals Inc. (“Bronco Creek”), on Newmont’s formerly wholly owned claims, pursuant to which Bronco Creek will continue to receive minor payments and retain a 0.05% NSR royalty on these claims.

The Bear Lodge Property comprises 499 unpatented mining claims located on land administered by the USFS and 634 acres (257 hectares) of fee property for a total of approximately 9,000 acres (3,642 hectares).

5.  EQUIPMENT AND LAND

At December 31, 2015 and 2014, equipment consisted of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 186	$ 178	$ 8	$ 189	$ 168	$ 21
Furniture	106	72	34	111	64	47
Geological equipment	488	371	117	488	319	169
Vehicles	221	153	68	221	114	107
	$ 1,001	$ 774	$ 227	$ 1,009	$ 665	$ 344

Depreciation expense for the year ended December 31, 2015 and 2014 was $118 and $210, respectively.  We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

On April 29, 2013, we completed a land acquisition from the state of Wyoming in conjunction with a third-party land exchange, resulting in an additional 640 acres being owned by the Company and subject to a royalty retained by the state of Wyoming.  The royalty is a non-participating interest at the royalty rate commensurate with the state or federal royalty rate, whichever is higher, for any such mineral(s), at the time of development.  The property is immediately adjacent to our mine site, and the cash consideration paid was $980.

6.  ADDITIONAL PAID IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002 and subsequently approved by shareholders on December 7, 2009, following certain amendments to the FSOP.  The FSOP expired upon the adoption of the 10% Rolling Stock Option Plan, which was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP.  However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  Under the FSOP, we could grant stock options for up to 5,779,347 common shares to eligible directors, officers, employees or consultants.  The maximum term of an option was five years.  The exercise price of an option was not less than the closing price on the last trading day preceding the grant date. All options granted under the FSOP vested as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2015, there were 1,290,000 stock options outstanding under the FSOP with a weighted-average exercise price of $7.74, all of which were exercisable.

On December 2, 2011, at the Annual General Meeting, our shareholders approved by way of an ordinary resolution the terms of a new plan, the RSOP, which established the maximum number of common shares which may be issued under the RSOP as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the RSOP, our Board of Directors may from time to time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is 10 years.  The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date.  The Board retains the discretion to impose vesting periods on any options granted.  All options granted to date vest as follows:  20% upon each of 4 months, 8 months, 12 months, 15 months and 18 months after the date of grant.  As of December 31, 2015, there were 3,288,700 stock options outstanding under the RSOP with a weighted-average exercise price of $2.53, of which 2,606,500 options were exercisable with a weighted-average exercise price of $3.07.

The fair value of stock option awards granted to directors, officers or employees of the Company are estimated on the grant date using the Black-Scholes option pricing model and the closing price of our common shares on the grant date as quoted on the stock exchange where the majority of the trading volume and value of the shares occurs, which was the NYSE MKT during 2015.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes model are as follows:

	For the years ended December 31,
	2015	2014
Risk-free interest rate	1.0 – 1.1%	0.93 – 0.99%
Expected volatility	73 – 80%	74 – 79%
Expected dividend yield	Nil	Nil
Expected term in years	3.4 – 3.5	3.3
Estimated forfeiture rate	3.4 – 3.6%	3.7%

The fair value of stock option awards granted to consultants of the Company is estimated on the vesting date using the Black-Scholes option pricing model and the closing price of our common shares as quoted on the vesting date on the stock exchange where the majority of the trading volume and value of the shares occurs, which was the NYSE MKT during 2015.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes models are as follows:

	For the years ended December 31,
	2015	2014
Risk-free interest rate	n/a	0.99%
Expected volatility	n/a	74-79%
Expected dividend yield	n/a	Nil
Expected term in years	n/a	3.3
Estimated forfeiture rate	n/a	3.7%

The following table summarizes stock option activity for each of the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015		2014
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,345,500	$5.16	4,700,500	$5.51

Granted	999,000	0.45	275,000	1.28
Exercised	(12,600)	0.32	(150,000)	0.50
Cancelled/Expired	(753,200)	3.17	(480,000)	4.52

Outstanding, end of period	4,578,700	$3.99	4,345,500	$5.16

Exercisable, end of period	3,896,500	$4.61	3,950,500	$5.54

Weighted-average fair value per share of options granted during period	$0.24		$0.65

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price

$0.32 – $2.00	1,608,700	3.81	$ 0.78	926,500	3.41	$ 1.01
$2.01 – $4.00	737,000	1.90	3.30	737,000	1.90	3.30
$4.01 – $6.00	943,000	1.05	4.91	943,000	1.05	4.91
$6.01 – $8.00	1,175,000	0.27	7.41	1,175,000	0.27	7.41
$8.01 +	115,000	0.03	10.91	115,000	0.03	10.91
	4,578,700	1.93	$ 3.99	3,896,500	1.51	$ 4.61

A summary of stock option activity as of December 31, 2015 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	395,000	$ 0.71
Granted	999,000	0.24
Vested	(709,100)	0.49
Cancelled/forfeited	(2,700)	0.44
Non-vested at December 31, 2015	682,200	0.25

The stock-based compensation cost recognized in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014 was $254 and $517, respectively. As of December 31, 2015, there was $71 of unrecognized compensation cost related to 682,200 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.65 years. The total intrinsic value of options exercised in each of the periods ended December 31, 2015 and 2014 was $2 and $167, respectively. At December 31, 2015, there was no aggregate intrinsic value of outstanding and exercisable stock options.

Options and Warrants

The Company issued warrants, each exercisable for one of the Company’s common shares, to investors in connection with registered direct offerings of the Company that closed on September 27, 2013 and April 29, 2015. In addition, the Company issued warrants to a placement agent in connection with each offering, under the same terms as those issued to investors. The exercise price and exercise period are outlined below:

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
September 27, 2013 offering	1,338,688	133,869	1,472,557	$4.15	9/27/16
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18
Total Warrants Outstanding as of December 31, 2015			4,349,481

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the April 29, 2015 offering was offset against the proceeds of the financing.  The Company used a Black-Scholes model with inputs including a market price of the Company’s common shares of $0.72, an exercise price of $0.85, a three-year term, volatility of 81.0%, a risk-free rate of 0.91% and no assumed dividends.  The value of the warrants issued to the placement agent for its services in connection with the April 29, 2015 offering was estimated at $91.

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the September 27, 2013 offering was offset against the proceeds of the financing.  The Company used a Black-Scholes model with inputs including a market price of the Company’s common shares of $2.61, an exercise price of $4.15, a three-year term, volatility of 80.9%, a risk-free rate of 0.62% and assumed no dividends. The value of the warrants issued for services was estimated at $143.

The following table summarizes activity for options and warrants for the years ended December 31, 2015 and 2014:

	For the year ended December 31,		For the year ended December 31, 2014
	2015
	Number of Options and Warrants	Weighted-Average Exercise Price (USD$)	Number of Options and Warrants	Weighted-Average Exercise Price (USD$)
Outstanding, beginning of period	1,472,557	$ 4.15	1,472,557	$ 4.15

Granted	2,876,924	0.85	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, end of period	4,349,481	$ 1.97	1,472,557	$ 4.15

7.  RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended December 31, 2015 and 2014.

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

Our future tax assets and liabilities at December 31, 2015 and 2014 include the following components:

	As of December 31,	As of December 31,
	2015	2014
Deferred tax assets:
Current:
Accrued vacation	$ 26	$ 39
Reclamation provision	52	57
	78	96
Non-current:
Noncapital loss carryforwards, Canada	2,640	2,546
Capital loss carryforwards, Canada	7	7
Net operating loss carryforwards, U.S.	14,784	11,053
Mineral properties	13,017	14,244
Reclamation provision	70	69
Equipment	131	115
Share based compensation	3,362	4,020
Research and development	2,358	1,882
	36,369	33,936
Deferred tax assets	36,447	34,032
Valuation allowance	(36,447)	(34,032)
Net	$ -	$ -

Deferred tax liabilities:
Non-Current:
Other	-	-
Deferred tax liabilities	-	-
Net deferred tax asset/(liability)	-	-

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2015	2014
Canada	$ 3,148	$ 3,055
United States	33,299	30,977
Total valuation allowance	$ 36,447	$ 34,032

The valuation allowance increased $2,415 from the period ended December 31, 2014 to the calendar year ended December 31, 2015.  This was the result of an increase in the net deferred tax assets, primarily net operating loss (“NOL”) carryforwards, equity compensation for U.S. residents, exploration spending on mineral properties, research and experimental spending, and change in tax rates.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2015, we had U.S. NOL carryforwards of approximately $43,482, which expire from 2018 to 2035.  In addition, we had Canadian non-capital loss carryforwards of approximately CDN$10,784, which expire from 2016 to 2035.  As of December 31, 2015, there were Canadian capital loss carryforwards of CDN$59.  A full valuation allowance has been recorded against the tax effected U.S. and Canadian loss carryforwards as we do not consider realization of such assets to meet the required “more likely than not” standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. NOL carryforwards.  No Section 382 study has been completed; therefore, the actual usage of U.S. NOL carryforwards has not been determined.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended December 31, 2015.  Our NOL carryforwards referenced above at December 31, 2015 and 2014 include $538 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in the NOL carryforwards referenced above, the related tax benefit of $140 will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce our current taxes payable for the periods ending December 31, 2015 or 2014, these tax benefits are not reflected in the deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the years ended December 31,
	2015	2014
Canada	$ (617)	$ (623)
United States	(9,061)	(13,406)
	$ (9,678)	$ (14,029)

The provision for income taxes includes the following components:

As of December 31,
	2015	2014
Current
Canada	$ -	$ -
United States	-	-
	-	-
Deferred
Canada	$ -	$ -
United States	-	-
	-	-
Income tax expense (recovery)	$ -	$ -

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,
	2015	2014
Net income (loss)	$ (9,678)	$ (14,029)
Statutory tax rate	26.00%	26.00%
Tax expense (recovery) at statutory rate	(2,516)	(3,648)

Foreign tax rates	(591)	(928)
Change in tax rates	166	27
Share issuance costs amortization	(103)	(220)
Stock-based compensation	569	155
Nondeductible expenses	17	5
Prior year true-up for loss carryovers	43	20
Prior year true-up for property basis adjustments	-	(63)
Unrecognized benefit of non-capital losses	-	-
Other	-	-
Change in valuation allowance	2,415	4,652
Income tax expense (recovery)	$ -	$ -

We do not have any unrecognized income tax benefits.  Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

Rare Element and its wholly owned subsidiary, Rare Element Holdings Ltd., file income tax returns in the Canadian federal jurisdiction and provincial jurisdictions, and its wholly owned subsidiary, Rare Element Resources, Inc., files in the U.S. federal jurisdiction and various state jurisdictions.  The years still open for audit are generally the current year plus the previous three.  However, because we have NOLs carrying forward, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

9.  COMMITMENTS AND CONTINGENCIES

Future commitments

At December 31, 2015, our contractual obligations consisted of operating lease obligations of $114 associated with our Lakewood, Colorado corporate office as well as facilities in Sundance, Wyoming.

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

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Supplemental cash flow information for the respective periods is as follows:

	For the years ended December 31,
	2015	2014
Other Information Interest received	$ 35	$ 77

11.  RETIREMENT PLAN

Beginning on January 1, 2012, the Company began sponsoring a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which was available to permanent, full-time U.S. employees after the first day of the month following their hire date.  Employees could contribute up to 100% of their compensation, but not to exceed the maximum allowable contribution amount under IRS rules.  In the past, we matched 100% of an employee’s contributions up to 3% and 50% of an employee’s contribution between 3% and 5% for a total contribution of up to 4%; however, we ceased matching employee contributions to the plan as of May 15, 2015.  The Company’s contributions vested immediately.  Our expense to match employee contributions made during the years ended December 31, 2015 and 2014, was $29 and $86, respectively.  The Company terminated the qualified tax-deferred savings plan as of January 31, 2016 and is in the process of an orderly distribution of the assets to the participants.

12.  SEGMENT INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

For the year ended December 31, 2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (2,534)	$ (2,572)	$ (2,097)	$ (2,475)
Basic and diluted loss per share	$ (0.05)	$ (0.05)	$ (0.04)	$ (0.05)

For the year ended December 31, 2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total revenue	$ -	$ -	$ -	$ -
Net loss	$ (2,937)	$ (3,601)	$ (3,060)	$ (4,431)
Basic and diluted loss per share	$ (0.06)	$ (0.08)	$ (0.06)	$ (0.09)

14.  SUBSEQUENT EVENTS

On January 8, 2016, Rare Element Resources, Inc., a wholly owned subsidiary of the Company, entered into an amended consulting agreement with a former executive to include a monthly consulting retainer of $23. The modified agreement includes a contingent payout based upon the former executive’s salary upon termination, or $209, less any consulting fees paid in the first three months of 2016, should two or more of the remaining executive team members receive severance payments in accordance with their agreements.

On January 11, 2016, Rare Element Resources, Inc., a wholly owned subsidiary of the Company, entered into an Amendment to Severance Compensation Agreement with each of Randall J. Scott, the Company’s President and Chief Executive Officer, Paul H. Zink, the Company’s Senior Vice President and Chief Financial Officer, and George Byers, the Company’s Vice President of Government and Community Relations.  On January 18, 2016, Rare Element Resources, Inc. entered into an Amendment to Employment Agreement with Jaye T. Pickarts, the Company’s Chief Operating Officer.  Pursuant to each amendment, any potential severance compensation payable to the officer under the applicable Severance Compensation Agreement or Employment Agreement as a result of a “qualifying termination” prior to a “change in control” (in each case, as defined in the applicable Severance Compensation Agreement or Employment Agreement) will be reduced by the amount of salary paid to such officer during his employment with the Company in the first three months of 2016.  This potential decrease in severance compensation would not reduce any severance compensation payable as a result of a qualifying termination on or after a change in control, or if, in the discretion of the Board of Directors, the Company achieves key objectives in the first quarter of 2016.

On February 1, 2016, the Company announced its intention to voluntarily delist its common shares from the NYSE MKT and seek to have its common shares traded on the OTC marketplace.  The Company’s common shares were listed on the NYSE MKT through February 26, 2016 and since February 29, 2016, have been trading on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”

On March 18, the Company notified certain executive officers and employees of their termination of employment, subject to benefits contained within their Severance and Compensation Agreements. The liability associated with the payments upon a qualified termination totals $974, which is to be paid on or before April 30, 2016. For further details regarding compensation agreements, see Part III, Item 11 Employment and Severance Compensation Agreements. The Company entered into consulting agreements with several of its departing executives and employees to allow the Company to meet its objectives.

On March 18, the Company entered into a Second Amendment to Severance Compensation Agreement with Randall J. Scott, the Company’s President and Chief Executive Officer, which extended the term of his January 11, 2016 amendment through June 30, 2016.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2015.  Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (the “Board of Directors or “Board”) currently consists of seven members.  The following table sets out the names and ages of our directors; their provinces or states and country of residence; the offices they hold within the Company, if any; their occupations; and the dates since which they have served as directors of the Company:

Name, Age, Province or State and Country of Residence and Current Positions, if any, held in the Company	Served as director since
RANDALL J. SCOTT, 64 (1) Colorado, USA Director President and Chief Executive Officer, Rare Element Resources	February 3, 2012
M. NORMAN ANDERSON, 85 (2) British Columbia, Canada Director Former Chief Executive Officer, Cominco (Teck Resources)	July 13, 2003
NORMAN W. BURMEISTER, 76 (2) Wyoming, USA Director Former Chief Executive Officer, Saratoga Gold Company Ltd.	July 17, 2003
GERALD W. GRANDEY, 69 (1)(3)(4) Saskatchewan, Canada Director Former Chief Executive Officer, Cameco Corporation	August 2, 2013
F. STEVEN MOONEY, 81 (2) Colorado, USA Director Former Chairman and Chief Executive Officer, Thompson Creek Metals Company	October 17, 2013
PAUL J. SCHLAUCH, 73 (2)(3) Colorado, USA Director Retired Partner, Holland & Hart LLP	July 5, 2011
LOWELL A. SHONK, 66 (1)(3) Arizona, USA Director Vice Chairman, Cupric Canyon Capital LP/LLC	April 23, 2013

(1)

Current member of the Finance Committee, of which Lowell A. Shonk is the chair.

(2)

Current member of the Nominating, Corporate Governance and Compensation Committee, of which Paul J. Schlauch is the chair.

(3)

Current member of the Company’s Audit Committee, of which Lowell A. Shonk is the chair.

(4)

Gerald Grandey was elected Chairman of the Board on June 10, 2015.

The following are brief biographies of the Company’s directors:

Randall J. Scott currently serves as President and Chief Executive Officer of the Company.  Mr. Scott is a metallurgical engineer with over 35 years of experience in the mining industry.  His experience includes leading performance teams in operations, administration, project development, program management, business development and major improvement initiatives.  Mr. Scott was appointed as a director of the Company in February 2012 and as President and Chief Executive Officer in December 2011.  Mr. Scott previously worked for Thompson Creek Metals Company Inc. as Vice President, Corporate Responsibility and Strategy from May 2011 to November 2011, as Director, Strategic Management from August 2010 to May 2011 and as Project Sponsor, Enterprise Resource Planning Implementation from January 2010 to August 2010.  Prior to that, he served as Vice President of Metals Norwest Corporation during January 2010.  From 2002 until 2009, he served as the Principal Real Estate Agent and Team Leader for Scott Home and Land Real Estate Team.  Mr. Scott held senior management positions with Cyprus Amax Coal Company and RAG American Coal Company from 1995 to 2001, and prior to that Mr. Scott held senior management positions with Cyprus Metals Company from 1989 until 1995.  Mr. Scott received his Bachelor of Science degree in metallurgical engineering from the Colorado School of Mines and his Masters of Business Administration from the University of Arizona.

Mr. Scott’s background in metallurgical engineering at operating mines and extensive high-level executive experience with producing mining companies are valuable assets to the Board.  His understanding of mining operations, including production elements, key operating metrics, corporate responsibility and safety, presents a unique contribution to the Board.

M. Norman Anderson worked with Cominco, now Teck Resources, for over 34 years.  In 1978, he became President and Chief Operating Officer of Cominco, and in 1980 he assumed complete responsibility for Cominco’s business as Chairman and Chief Executive Officer.  In an interim period during his tenure with Cominco, between 1970 and 1974, Mr. Anderson left Cominco and spent four years in an executive position with Amax Lead Zinc Inc.  Mr. Anderson left Cominco in 1986 and has been a director and consultant to the mining industry since that time.    Mr. Anderson has also been a director of other mining companies including Cia de Minas Bonaventura SA (February 1995–March 2011), Hudbay Minerals Ltd. (December 2004–March 2009), Anatolia Mineral Development Ltd. (January 2004–April 2008) and Barkerville Gold Mines Ltd. (2012-2015).  Mr. Anderson obtained a Bachelor of Science degree in Geological Engineering from the University of Manitoba, became a Professional Mining Engineer in 1961 and became a fellow of the Institute of Materials, Minerals and Mining in 1989.

Mr. Anderson’s experience as a high-level executive officer in the resource sector, combined with his experience as a board member for several other resource companies, brings a key perspective to the Board’s role in directing the management of the Company’s projects.  Further, his degree, his registration as a Professional Mining Engineer, and his experience as a fellow of the Institute of Materials, Minerals and Mining bring an expertise to the Board in relation to the analysis and understanding of the Company’s mineral resources.  As the Company’s Bear Lodge Property is an exploration stage property that the Company plans to move towards future development, Mr. Anderson’s experience within the resource sector and his understanding of the Company’s resource position are valuable to the implementation of the Company’s current business plan.

Norman W. Burmeister has over 50 years of experience in the mining industry.  He was Chief Geologist for Silver Standard Resources from 1965 to 1978, responsible for two grass root discoveries, the Minto copper deposit in Yukon and the Mill Creek gold deposit in Nevada, both of which became producing ore bodies.  In 1980, he founded Bull Run Corporation and served as its Chairman and CEO until 1992.  During that period, Bull Run successfully found, explored and developed a significant gold mine in Elko County, Nevada.  From 2003 to 2007, he was the President and Chief Executive Officer as well as a director of Bayswater Uranium Corp.  In 1998, Mr. Burmeister identified the Bear Lodge opportunity and was responsible for its acquisition.  From 2003 to 2005, he was the President and Chief Executive Officer of the Company and its predecessor companies.  From March 2006 until May 2012, Mr. Burmeister was the President, Chief Executive Officer and a director of Saratoga Gold Company Ltd.  Mr. Burmeister graduated from the Colorado School of Mines with a degree in Mining Geology in 1961.

Mr. Burmeister has extensive experience as a chief geologist and high-level executive in the mining industry.  Further, Mr. Burmeister’s degree in Mining Geology permits him to bring valuable insight to the Board on the geology of the Company’s Bear Lodge Property.  Mr. Burmeister aided the Company in the identification of the Bear Lodge Property and was the former President and Chief Executive Officer of the Company.  Mr. Burmeister’s past experience in running the Company, along with his knowledge of the Company’s key property and his extensive experience as a geologist and executive of the resource sector, are valuable to the Company’s current business plan.

Gerald W. Grandey has over 30 years of executive leadership in the mining industry.  He is the former Chief Executive Officer and past member of the board of directors of Canadian-based Cameco Corporation, one of the world’s largest uranium producers, accounting for 20% of global production.  In 2010, Harvard Business Review recognized Mr. Grandey as being one of the Top 100 CEOs in the world because of the value created for shareholders through the growth in market capitalization during his tenure at Cameco.  After 18 years with Cameco, he retired as Chief Executive Officer and as a director in 2011.  Previously, he held senior executive positions with Concord Services and Energy Fuels Nuclear.  Mr. Grandey was recognized in 2014 for leadership in the nuclear industry with the U.S. Nuclear Energy Institutes’ William S. Lee Award; inducted into the Canadian Mining Hall of Fame in 2013; awarded the Canadian Nuclear Association’s Ian McRae Award in 2012 for his work in advancing nuclear energy in Canada; and was nominated for the 2011 Oslo Business for Peace Award in recognition of his efforts to facilitate nuclear disarmament.  He is on the Colorado School of Mines Foundation, Board of Governors; the Dean’s Advisory Council of the University of Saskatchewan’s Edwards School of Business; the board of Saskatoon’s Persephone Theater; and is Chairman Emeritus for the London-based World Nuclear Association.  Currently, Mr. Grandey serves on the board of Potash Corporation of Saskatchewan (2011–present).  Mr. Grandey is a former board member of Cameco Corporation (1999–2011), Centerra Gold Inc. (2004–2010), Inmet Mining Corporation (2012–2013), Sandspring Resources Ltd. (2010–2015) and Canadian Oil Sands Limited (2011–2016).  He has a degree in geophysical engineering from the Colorado School of Mines and a law degree from Northwestern University.

Mr. Grandey has extensive high-level executive leadership experience in the mining industry, as well as experience and education in geophysical engineering.  He brings to the Board key leadership, technical and related market expertise.

F. Steven Mooney is a 50-year veteran in the mining industry.  He is the former Chairman and Chief Executive Officer of Thompson Creek Metals Company, a previously privately owned mining and metallurgical company that he founded in 1993 with the purchase of molybdenum assets from Cyprus Minerals Company and AMAX Inc.  Over the next 13 years, not only did he successfully restart operations, but he also significantly expanded production with the purchase of the Endako Project in British Columbia, Canada.  When sold in 2006, Thompson Creek Metals Company was the second largest primary molybdenum producer in the world.  Since 2007, Mr. Mooney has been the principal of a private equity and investment firm with holdings in oil and gas, minerals and real estate.  During his career, he has held executive positions with Cyprus Copper Company, a division of Cyprus Minerals, and Gulf Mineral Resources Company, a division of Gulf Oil Corporation.  He has a degree in geological engineering from the Colorado School of Mines (“CSM”) and served on its Board of Trustees for two terms, his second one as President.  In 1990, Mr. Mooney was awarded the Distinguished Achievement Medal by CSM in recognition of his significant career achievements, which were deemed to have enhanced the reputation and mission of CSM.

Mr. Mooney has extensive entrepreneurial experience as a founder of a mining company, including holding the top executive office and chairman position, as well as technical education and experience in geological engineering.  He brings to the Board key leadership vision and technical and related market expertise.

Paul J. Schlauch has more than 40 years of experience in legal issues relating to the mining industry.  He was a practicing attorney at Holland & Hart LLP from February 1995 until his retirement as a Partner in December 2009 and as Of Counsel in July 2011.  His former practice included providing legal counsel on diverse mining issues including operational and regulatory matters, litigation, arbitration, structuring and negotiation of mining related transactions, and many other legal activities associated with mining, and exploration and development activities.  After retiring from Holland & Hart, Mr. Schlauch continued to provide legal consulting for the Company until July 2012.  Mr. Schlauch has worked extensively on public land legal issues as they relate to location, maintenance and patenting of mining and mill site claims, land exchanges, acquisition of various property use rights and the resolution of claim conflicts.  From 2000 to 2010, he served as an Adjunct Professor of Law at the University of Denver School of Law, where he taught courses on mineral law and policy.  Mr. Schlauch has been active in natural resource industry professional organizations and is the past President of the Rocky Mountain Mineral Law Foundation, as well as the past President of the International Mining Professionals Society.  Mr. Schlauch graduated cum laude with an A.B. in chemistry from Colgate University in 1963 and completed a law degree in 1966 at the University of Virginia.  He also holds an appointment as an Honorary Lecturer and Course Director on the Faculty of the Centre for Energy, Petroleum and Minerals Law and Policy at the University of Dundee, Scotland.

Mr. Schlauch has specialized knowledge on mining law in the United States and mineral law and policy generally.  Mr. Schlauch’s experience in the legal community with a practice focused on counseling mining companies regarding a wide array of mineral law issues brings unique knowledge to the Company’s Board that is valuable to the Board’s oversight of its current Bear Lodge Property and execution of its business plan.

Lowell A. Shonk has more than 37 years of experience in the copper, molybdenum, gold, coal, iron ore, industrial minerals and lithium extractive and processing industries, holding positions as a financial executive at operational, divisional and corporate levels.  Mr. Shonk currently serves as the Vice Chairman of Cupric Canyon Capital LP/LLC (“Cupric”), a private equity company in partnership with Global Natural Resource Investments (formerly a unit of Barclays Bank PLC) focused on investing in early-stage copper projects worldwide, after having served as its Chief Executive Officer from February 2012 to March 2013 and its Chief Financial Officer from January 2010 to February 2012.  He also serves as a director of each of Hana Mining Co. Ltd., an entity that Cupric acquired in 2013, and its wholly owned Botswana affiliate, Khoemacau Copper Mining, which holds its feasibility-stage copper-silver project in Botswana.  Mr. Shonk is also the Chairman of Eiseb Exploration and Mining, Ltd., a privately owned company 78% owned by Cupric, conducting copper and silver exploration in Namibia.  Prior to his current positions, Mr. Shonk served as Vice President of Financial and Operational Analysis at Phelps Dodge Corporation and Freeport-McMoRan Copper & Gold Inc. from 1999 through 2009.  Mr. Shonk has also served as Controller and/or Chief Financial Officer at various divisions of Cyprus Amax and its predecessor mining companies since he began his career in 1979.  Mr. Shonk is currently the chairman of the audit committee of the Society of Mining, Metallurgy and Exploration.  He also served on the board of directors and as chairman of the audit committee of Apache Nitrogen Products Inc. for eight years, from 2001 to 2009.  He obtained his undergraduate degree in Economics from Indiana University, a master’s degree in Mineral Economics from Colorado School of Mines and an MBA from the University of Colorado – Denver with an emphasis in Finance and Accounting.

Mr. Shonk has extensive high-level executive mining experience, specifically in the financial, strategic and valuation areas.  His specialized financial background brings to the Board experience with financial and accounting statements, audit oversight and controls.  He further brings to the Board a background in mining mergers and acquisitions and business combinations.

Executive Officers

Our executive officers as of March 29, 2016 are set forth in the table below.  All executive officers are appointed by and serve at the pleasure of the Board of Directors.  The table sets out the names and ages of the Company’s current executive officers, their states and country of residence, the offices they hold within the Company, and the dates since which they have served as officers of the Company:

Name, Age, Province or State and Country of Residence and Positions, current and former, if any, held in the Company	Served as officer since
RANDALL J. SCOTT, 64 Colorado, USA Director, President and Chief Executive Officer	December 15, 2011
PAUL H. ZINK, 60 Colorado, USA Senior Vice President and Chief Financial Officer	December 12, 2013
JAYE T. PICKARTS, 57 Colorado, USA Chief Operating Officer	March 1, 2011
GEORGE BYERS, 69 Colorado, USA Vice President, Government and Community Relations	February 11, 2011

The following are brief biographies of the Company’s executive officers:

Randall J. Scott is a metallurgical engineer with over 35 years of experience in the mining industry.  His experience includes leading performance teams in operations, administration, project development, program management, business development and major improvement initiatives.  Mr. Scott was appointed as a director of the Company in February 2012 and as President and Chief Executive Officer in December 2011.  Mr. Scott previously worked for Thompson Creek Metals Company Inc. as Vice President, Corporate Responsibility and Strategy from May 2011 to November 2011, as Director, Strategic Management from August 2010 to May 2011 and as Project Sponsor, Enterprise Resource Planning Implementation from January 2010 to August 2010.  Prior to that, he served as Vice President of Metals Norwest Corporation during January 2010.  From 2002 until 2009, he served as the Principal Real Estate Agent and Team Leader for Scott Home and Land Real Estate Team.  Mr. Scott held senior management positions with Cyprus Amax Coal Company and RAG American Coal Company from 1995 to 2001, and prior to that Mr. Scott held senior management positions with Cyprus Metals Company from 1989 until 1995.  Mr. Scott received his Bachelor of Science degree in metallurgical engineering from the Colorado School of Mines and his Masters of Business Administration from the University of Arizona.

Paul H. Zink has over 35 years of experience in the financial and extractive industries.  He most recently served as Chief Executive Officer and Chief Investment Officer for Americas Bullion Royalty Corp. from March 2013 to November 2013.  From 2012 to 2013, he served on the Board of Directors of the Company.  From July 2010 to January 2013, he was President of Eurasian Capital, the royalty and merchant banking division of Eurasian Minerals Inc.  He also served as president and a director of International Royalty Corporation from 2008 until its sale to Royal Gold, Inc. in 2010.  He has also held high-level positions with companies like Pegasus Gold, Inc. and Koch Industries, with responsibilities including corporate development, credit and mergers and acquisitions.  He began his career in the metals and mining industry with J.P. Morgan & Co., after receiving his BA in economics and international relations from Lehigh University.  Mr. Zink is also a member of the board of directors of Atna Resources Ltd.

Jaye T. Pickarts is a metallurgical engineer with more than 25 years of project evaluation and operations experience in the metal mining industry.  Prior to his appointment as Chief Operating Officer of the Company in March 2011, he was the Senior Vice President and director of Knight Piesold & Company in Denver, Colorado for 12 years, where he was responsible for successfully coordinating the completion of many feasibility studies and environmental permitting programs in the western United States as well as internationally.  Mr. Pickarts obtained a Bachelor of Science degree in mineral processing engineering from the Montana College of Mineral Science and Technology and completed the Business Administration Graduate Program at the University of Nevada, Reno.  He is also a registered Professional Engineer in Colorado, Nevada and Wyoming and is considered to be a “Qualified Person” in accordance with applicable Canadian securities laws.

George Byers is a 40-year mining and energy industry veteran with extensive executive experience in federal, state and local government relations.  Prior to his appointment as the Vice President of Government and Community Relations of the Company in February 2011, Mr. Byers acted as a consultant to the precious metals, rare earths, copper and uranium industries on a variety of public and government issues beginning in 2003.  He is the former President of the Northwest Mining Association, and presently serves on the board of directors of each of the Mountain States Legal Foundation, the Citizens’ Alliance for Responsible Energy (CARE) and the Mississippi Mineral Resources Institute as well as on the University of Mississippi Engineering School Advisory Board.  Mr. Byers obtained a Bachelor of Arts degree in Geology from the University of Mississippi in 1969 and a Masters of Urban & Regional Planning (MURP) from the University of Mississippi in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership of our equity securities on Form 3 and reports of changes in ownership on Form 4 or Form 5, as appropriate.  Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based solely on a review of such forms furnished to the Company, we believe that for the year ended December 31, 2015. all required reports, if any, were filed on a timely basis under Section 16(a).

Code of Business Conduct and Ethics

We are committed to maintaining high standards for honest and ethical conduct in all of our business dealings complying with applicable laws, rules and regulation.  In furtherance of this commitment, our Board of Directors adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Conduct”) to encourage and promote a culture of ethical business conduct.  It also promotes ethical business conduct through the nomination of Board members it considers ethical, through avoiding and minimizing conflicts of interest and by having a majority of its Board members independent of corporate matters.

A copy of the Code of Conduct may be found on our website at www.rareelementresources.com.  We will post any amendments to the Code of Conduct, or waivers of any provisions thereof, to our corporate website.

Nomination Process and Qualifications for Director Nominees

Under the British Columbia Act (“BCA”), the statute under which the Company is incorporated, shareholder proposals, including director nominees, must be received at the registered office of the Company at least three months before the anniversary of the previous year’s annual general meeting.  Under Rule 14a-8(e) of Regulation 14A to the Exchange Act, subject to certain exceptions, shareholder proposals must be received at the Company’s principal executive offices not less than 120 calendar days before the one-year anniversary of the Company’s release to shareholders of its management information and proxy circular in connection with the previous year’s annual meeting.  Because the shareholder proposal deadline under the BCA is more stringent for the Company and more favourable for shareholders, the Company will abide by it.

Advance Notice Policy

The Board adopted an advance notice policy (the “Policy”) on November 7, 2012.  The purpose of the Policy is to (i) facilitate an orderly and efficient annual general or, where the need arises, special meeting process, (ii) ensure that all shareholders receive adequate notice of the director nominations and sufficient information regarding all director nominees, and (iii) allow shareholders to register an informed vote after having been afforded reasonable time for appropriate deliberation.

The Policy, among other things, includes a provision that requires advance notice to the Company in certain circumstances where nominations of persons for election to the Board are made by shareholders of the Company.  The Policy fixes a deadline by which director nominations must be submitted to the Company prior to any annual or special meeting of shareholders and sets forth the information that must be included in the notice to the Company for the notice to be in proper written form.

In the case of an annual meeting of shareholders, notice to the Company must be made not less than 30 days nor more than 65 days prior to the date of the annual meeting; provided, however, that in the event that the annual meeting is to be held on a date that is less than 50 days after the date on which the first public announcement of the date of the annual meeting was made, notice may be made not later than the close of business on the 10th day following such public announcement.

In the case of a special meeting of shareholders, which is not also an annual meeting, called for the purpose of electing directors (whether or not called for other purposes), notice to the Company must be made not later than the close of business on the 15th day following the day on which the first public announcement of the date of the special meeting was made.  The full text of the Policy is available under the Company’s profile at www.sedar.com.

Qualifications for Director Nominees

The Board, through its NCG&C Committee, considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of views and experience.  The NCG&C Committee is composed entirely of independent directors.

The Board believes that, as a whole, it should possess a combination of skills, professional experience and diversity of viewpoints necessary to oversee the Company’s business.  In addition, the Board believes that there are certain attributes that every director should possess, as reflected in the Board’s membership criteria (further described below).  Accordingly, the Board and the NCG&C Committee consider the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

The NCG&C Committee reviews and makes recommendations regarding the composition and size of the Board in order to ensure that the Board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.  Board membership criteria include items relating to ethics, integrity and values, sound business judgment, professional experience, industry knowledge, and diversity of viewpoints, all in the context of an assessment of the perceived needs of the Board at that point in time.  The Board, as a whole, should possess a variety of skills, occupational and personal backgrounds, experiences and perspectives necessary to oversee the Company’s business.  In addition, Board members generally should have relevant technical skills or financial acumen that demonstrates an understanding of the financial and operational aspects of a rare earth mining exploration and development company.

In evaluating director candidates and considering incumbent directors for renomination, the Board and the NCG&C Committee have not formulated any specific minimum qualifications, but, rather, consider a variety of factors.  These factors include each nominee’s independence, financial acumen, personal accomplishments, career specialization, and experience in light of the needs of the Company.  For incumbent directors, the factors also include past performance on the Board.  The Board determines the Chairman among the directors following the election of directors at the Annual Meeting of Shareholders.

Board Committees

The Company’s Board has three standing committees: (i) the Audit Committee; (ii) the NCG&C Committee; and (iii) the Finance Committee.

Audit Committee

The Company has a separately designated, standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Under Canadian securities laws, the Company is required to have an audit committee comprised of not less than three directors. Each member of the Audit Committee must be independent within the meaning of Rule 10A-3 of the Exchange Act and not an employee, officer or affiliate of the Company.  The Company’s current Audit Committee consists of Lowell A. Shonk (Chair), Paul J. Schlauch, and Gerald W. Grandey.  The Audit Committee’s functions are to oversee the accounting and financial reporting process and the audit of the annual financial statements of the Company.

The Company’s Audit Committee, under the guidance of the Audit Committee Charter approved by the Board, assists the Board in fulfilling its oversight responsibilities by reviewing (i) the financial statements, reports and other information provided to shareholders, regulators and others; (ii) the independent auditor’s qualifications, independence and performance; (iii) the internal controls that management and the Board of Directors have established; (iv) the audit, accounting and financial reporting processes generally; and (v) compliance by the Company with legal and regulatory requirements.  The text of the Audit Committee’s Charter is available on the Company’s website at www.rareelementresources.com.

On March 15, 2016, the Company’s Board amended the Audit Committee Charter to reflect that the Company’s common shares currently trade on the OTCQB marketplace, among other things. A copy of the amended Audit Committee Charter reflecting these changes is attached hereto as Exhibit 99.1.

The Company’s Board has determined that all of the members of the Company’s Audit Committee are independent within the meaning of Rule 10A-3 of the Exchange Act and National Instrument 52-110 – Audit Committees (“NI 52-110”).  In addition, the Company’s Board has determined that Lowell A. Shonk, Chair of the Audit Committee, satisfies the requirement of an “audit committee financial expert,” as defined under Item 407 of the Regulation S-K, and Messrs. Shonk, Schlauch and Grandey each are “financially literate” within the meaning thereof set forth in NI 52-110.

Nominating, Corporate Governance and Compensation (“NCG&C”) Committee

The Company’s NCG&C Committee is governed by a charter which sets forth the NCG&C Committee functions, which are, among other things, to establish procedures for the director nomination process and recommend nominees for election to the Board; to develop and periodically review the effectiveness of the Board’s corporate governance guidelines; and to determine and recommend to the independent members of the Board the base salaries and annual incentive awards, including cash and equity-based incentive awards for the Chief Executive Officer, and in consultation with the Chief Executive Officer, for other senior officers, on an annual basis.

Finance Committee

The Company’s Finance Committee is governed by a charter and its primary function is to assist the Board in discharging its obligations for (i) financial policies and strategies, including capital structure; (ii) financial risk management practices and activities; and (iii) financing transactions or circumstances which could materially affect the financial profile of the Company.

Additional information regarding the above committees, and their charters, is on the Company’s website at www.rareelementresources.com.

Nominating, Corporate Governance and Compensation Committee Interlocks and Insider Participation

None of the members of the NCG&C Committee is a current executive officer or employee of the Company or any of its subsidiaries or affiliates.  Norman Burmeister was the past President and Chief Executive Officer of the Company (from July 17, 2003 to June 1, 2005).  No other executive officer of the Company is or has been a director or a member of the compensation committee of another entity having an executive officer who is or has been a director or a member of the NCG&C Committee of the Board of the Company.

ITEM 11:  EXECUTIVE AND DIRECTOR COMPENSATION

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as Chief Executive Officer of the Company during the fiscal year ended December 31, 2015, and (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer, at the end of the most recently completed fiscal year; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2015, the Company had three NEOs: Randall J. Scott, President and Chief Executive Officer (“CEO”) of the Company; Paul H. Zink, Senior Vice President and Chief Financial Officer (“CFO”) of the Company; and Jaye T. Pickarts, Chief Operating Officer (“COO”) of the Company.

Compensation Discussion and Analysis

Executive Compensation Program Objectives

The compensation of the Company’s NEOs is determined by the Company’s Board of Directors, with consideration given to the recommendations of the Company’s NCG&C Committee.  The Company’s compensation program is designed to provide competitive levels of compensation, a significant portion of which is dependent upon individual and corporate performance and contribution to increasing shareholder value.  The Board recognizes the need to provide a total compensation package that will attract and retain qualified and experienced executives as well as align the compensation level of each executive to that executive’s level of responsibility and to the best interests of the Company and its shareholders.  In general, an NEO’s compensation is comprised of three components: (i) cash compensation, consisting of base salary, wages or consulting payments; (ii) stock option grants; and (iii) a discretionary incentive bonus.

The Company’s NCG&C Committee selected these three components due to standards in the Company’s industry, the desire to maintain an effective but straightforward compensation program, and the need to reward executives for past performance while still providing incentive for future performance.  The NCG&C Committee believed that salary and stock options were sufficient to remain competitive with peers and provide incentive for future performance without adding the burden of administering complex compensation structures in a small, growing company.  In addition, the equity-based compensation aligns the Company’s NEOs’ interests with those of our shareholders.  The limited discretionary incentive bonus permits the Company to reward exemplary past performance while preserving the Company’s cash for project needs.  The objectives and reasons for this system of compensation are generally to allow the Company to remain competitive among its peers in attracting and retaining experienced personnel.

Determining Executive Compensation

Executive officers’ compensation is established through the thorough review and comparison of compensation paid to executives at similar companies as established through a determined peer group as well as consideration of other market factors and performance criteria at the corporate and individual performance level.  Compensation levels are typically negotiated with the candidate for a position prior to his or her final selection as an executive officer.  Cash compensation levels, comprised of base salary and discretionary incentive bonus, for executive officers are reviewed annually and adjusted to reflect external factors, such as inflation, as well as overall corporate performance and the results of internal performance reviews.

Role of Executive Officers in Determining Compensation

The Company’s NCG&C Committee reviews and recommends compensation policies and programs to the Board, as well as individual salary and benefit levels for its executives.  At the discretion of the NCG&C Committee, the President and Chief Executive Officer provides input to the NCG&C Committee as to the compensation of other executive officers.  The NCG&C Committee, with the independent input of its compensation consultant, reviews, approves and makes a recommendation to the Board regarding the executive officer compensation.

The President and Chief Executive Officer may not be present during meetings of the NCG&C Committee at which his compensation is being discussed.  The NCG&C Committee recommends to the independent members of the Board the compensation of the President and Chief Executive Officer.  The independent members of the Board make decisions as to the President and Chief Executive Officer’s compensation.  The Board makes the final determination regarding the Company’s compensation programs and practices.

Competitive Market Assessments and Other Factors

The NCG&C Committee may retain the services of a compensation consultant to obtain industry comparables, through the peer group analysis, or an industry compensation survey.  This information assists the NCG&C Committee in its consideration of a variety of factors when determining both compensation policies and programs and individual compensation levels.  These factors include the long-range interests of the Company and its shareholders, overall technical, professional and experience needs of the Company, the competitive requirements to attract and hold key employees, and the NCG&C Committee’s assessment of the position requirements for each executive’s role in the Company.  The NCG&C Committee does not weigh any of these factors more heavily than others and does not use any formula to assess these factors, but rather considers each factor in its judgment and at its discretion.  Superior performance is recognized through the Company’s incentive bonus policy.

Compensation Components

Base Salary

The NCG&C Committee reviews and approves the base salaries for the NEOs and reviews them annually.  The President and CEO’s base salary is recommended by the NCG&C Committee and approved by the independent members of the Board of Directors.  The CEO is paid a salary that is lower than the comparative salary levels for a person of his experience and capabilities because the Company expects that stock options should constitute a significant part of the CEO’s total compensation.  The Company’s current CFO and other executive officers of the Company except the CEO have salaries that the Board believes are competitive within the industry.  The salary of the current CFO and other executive officers do take into account the grant of stock options in considering the overall compensation paid to the executive in determining whether the salary remains competitive.

Base salaries for the NEOs for calendar year 2015 and 2014 are set forth below.  The NCG&C Committee and Board of Directors, upon due consideration of the exploration stage of the Company, use of cash focused on development activities, and compensation survey data, froze executive salaries at the 2014 level for the 2015 calendar year, which was the second year of base salary freezes.

Named Executive Officer	2014 Base Salary	2015 Base Salary	Percentage Increase
Randall J. Scott	252,000	252,000	0.00%
Jaye T. Pickarts	238,800	238,800	0.00%
Paul H. Zink	230,000	230,000	0.00%

Option-Based Awards

Stock option grants are designed to reward the NEOs for the success of the Company on a similar basis as the shareholders of the Company.

Stock option grants are made on the basis of the number of stock options currently held by the executive, position, overall individual performance, anticipated contribution to the Company’s future success and the individual’s ability to influence corporate and business performance.  The purpose of granting such stock options is to assist the Company in compensating, attracting, retaining and motivating the officers, directors and employees of the Company and to closely align the personal interest of such persons to the interest of the shareholders.  The exercise price of the stock options granted is determined by the market price of our common shares at the time of grant.

The chart below sets forth the 2015 option-based awards to the NEOs:

Name	Grant date	All other option awards: Number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
		(#)	($/Sh)	($)
Randall J. Scott	1/22/2015	100,000	0.32	16,213
Jaye T. Pickarts	1/22/2015	50,000	0.32	8,107
Paul H. Zink	1/22/2015	50,000	0.32	8,107

Incentive Bonus Program

The Company’s incentive bonus policy generally allows executive officers and management personnel to be considered for a discretionary incentive bonus payment, provided the executive officer was employed by the Company at the end of the fiscal year in which the bonus is earned.  Bonus amounts are not based on a percentage of the executive’s base salary and have typically been rather modest and limited, often ranging between 10% and 25% of base salary.

In considering executive incentive bonus compensation, the NCG&C Committee typically makes the determination on the basis of the following three primary factors: (1) Company cash balances and past stock-based compensation performance; (2) achievement of overall corporate goals, which are established at the start of each year; and (3) individual performance.

The NCG&C Committee has not historically set specific corporate goals or individual performance goals.  Instead, the NCG&C Committee evaluates the progress of the Company in relation to the implementation of the Company’s overall plan of operations for the fiscal year and considers the individual NEO’s role within the Company in implementing the plan of operations.  Bonuses are awarded based on the NCG&C Committee’s discretionary judgment as to whether the performance of the NEO in a given fiscal year in accomplishing the tasks of his or her role within the Company’s plan of operation has been to a level to warrant an incentive bonus.  The amount of the bonus is also based entirely on the NCG&C Committee’s subjective judgment of the contributions of the NEO.

The NCG&C Committee considered but did not grant any cash incentive bonus for the NEOs for 2014 or 2015 given market conditions and the Company’s cash position.

In January 2016, the Board established specific corporate and individual performance goals for the CEO and the executive officers for 2016 performance.  These benchmarks will be utilized for further compensation evaluations, including incentive bonus awards.  2016 corporate goals include the following: achieve zero lost time accidents and maintain a “safety first” culture, achieve zero environmental incidents and non-compliance orders, execute a defined financing strategy, finalize off-take partnerships, safeguard cash within budget levels, preserve environmental permitting process during suspension status and complete defined product test work, among other business benchmarks.

Perquisites and Other Personal Benefits

The primary benefits for the Company’s executives include participation in the Company’s broad-based plans: the 401(k) plan (which has previously included matching Company contributions); health, dental and vision coverage; life insurance; paid time off; and paid holidays.  The Company terminated its health, dental and vision plan, as well as its 401(k) plan in the first quarter of 2016 as one of its cost-conservation measures. The Company’s NEOs are not generally entitled to significant perquisites or other personal benefits not offered generally to the Company’s employees.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEOs during the year ended December 31, 2015 and the year ended December 31, 2014:

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All other compensation ($) (2)	Total ($)
Randall J. Scott, President and CEO	2015	252,000	-	16,213	3,780	271,993
	2014	252,000	-	-	10,080	262,080
Jaye T. Pickarts, COO	2015	238,800	-	8,107	4,092	250,999
	2014	238,800	-	-	9,404	248,204
Paul H. Zink, SVP and CFO	2015	230,000	-	8,107	3,067	241,173
	2014	230,000	-	30,734	6,133	266,867

(1)

The grant date fair value of option-based awards is determined by the Black-Scholes Option Pricing Model with certain assumptions for the risk-free interest rate, dividend yields, volatility factors of the expected market price of the Company’s common shares and expected life of the options.

(2)

All other compensation includes 401(k) matching by the Company.

Narrative Discussion of Compensation and Plan-Based Awards

Employment and Severance Compensation Agreements

The Company currently has employment agreements with certain executive officers, including Messrs. Scott and Pickarts (collectively, the “Employment Agreements”).  The material terms of these Employment Agreements have included (a) employment for an indefinite term unless employment is terminated as provided in the agreement; (b) severance arrangements, including upon a change in control; (c) a base salary; and (d) participation in the stock option plans of the Company (as described below), the incentive bonus, and in such of the Company’s benefit plans as are from time to time available to executive officers of the Company.  See section entitled “Base Salary” above for current base salary information.

In December 2012, the NCG&C Committee recommended, and the Board of Directors approved, a form of Severance Compensation Agreement to be offered to the Company’s executives and certain key employees.  These agreements were offered as a replacement to prior employment agreements as described above.  On April 24, 2013, Mr. Scott entered into a Severance Compensation Agreement with the Company.  Mr. Zink entered into his Severance Compensation Agreement on June 16, 2014, following a six-month waiting period after his appointment on December 12, 2013.  Mr. Pickarts did not enter into a Severance Compensation Agreement, but is subject to his employment agreement dated March 1, 2011.

The key terms of the Severance Compensation Agreement include (a) defined benefits for a qualified termination, defined as one without cause or a resignation with good reason; (b) defined benefits for a qualified termination within 12 months following a change of control; and (c) coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for 12 months following a qualifying termination.  Mr. Pickarts’ employment agreement has some variation in the benefits, as further set forth in the section entitled “Potential Payments upon Termination or Change of Control.”  See that section below for a further description of the benefits upon a qualifying termination.

In addition to Messrs. Scott, Zink and Pickarts, three additional key employees have employment agreements with the Company in a form similar to the Severance Compensation Agreement, with the same or similar defined benefits upon a qualifying termination.

On January 11, 2016, Rare Element Resources, Inc., a wholly owned subsidiary of the Company, entered into an Amendment to Severance Compensation Agreement with each of Messrs. Scott and Zink.  On January 18, 2016, Rare Element Resources, Inc. entered into an Amendment to Employment Agreement with Mr. Pickarts.  Pursuant to each amendment, any potential severance compensation payable to the officer under the applicable Severance Compensation Agreement or Employment Agreement as a result of a “qualifying termination” prior to a “change in control” (in each case, as defined in the applicable Severance Compensation Agreement or Employment Agreement) will be reduced by the amount of salary paid to such officer during his employment with the Company in the first three months of 2016.  This potential decrease in severance compensation would not reduce any severance compensation payable as a result of a qualifying termination on or after a change in control, or if, in the discretion of the Board of Directors, the Company achieves key objectives in the first quarter of 2016.

As further described in Note 14 to the Financial Statements, Subsequent Events, on March 18, 2016 the Company notified certain executive officers, including Messrs. Pickarts and Zink, of their termination of employment, subject to benefits contained within their Severance and Compensation Agreement or Employment Agreement. Further, on March 18, 2016 the Company entered into a Second Amendment to Severance Compensation Agreement with Randall J. Scott, the Company’s President and Chief Executive Officer, which extended the term of his January 11, 2016 amendment through June 30, 2016.

Equity Plans

As of the date of this Annual Report, stock option grants are outstanding pursuant to two stock option plans:

(1)

a fixed 20% stock option plan (the “Fixed Stock Option Plan”) pursuant to which there are currently 1,665,000 stock options outstanding, representing approximately 3% of the current outstanding common shares of the Company.  The Fixed Stock Option Plan expired upon the adoption of the 10% Rolling Stock Option Plan (as defined below), and the Company no longer grants any options under the Fixed Stock Option Plan.  However, the terms of the Fixed Stock Option Plan will continue to govern all prior awards of stock options granted under that plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof; and

(2)

a rolling 10% stock option plan (the “10% Rolling Stock Option Plan”) pursuant to which there are currently 2,790,000 stock options outstanding, representing approximately 6% of the current outstanding common shares of the Company.  Material terms of the 10% Rolling Stock Option Plan are set out below.

The NCG&C Committee may, subject to ratification from the Board, from time to time grant to directors, employees or consultants options to acquire shares of the Company under the 10% Rolling Stock Option Plan.

The maximum number of shares issuable under the 10% Rolling Stock Option Plan, together with the number of shares issuable under the Fixed Stock Option Plan, shall not in the aggregate exceed 10% of the issued and outstanding shares (calculated as at the award date of such options).  The Company is prohibited from granting options (i) to any one person where the grant would result in such person holding options to acquire shares in excess of 5% of the issued and outstanding shares of the Company; or (ii) that will result in the number of shares issuable to insiders of the Company at any time being in excess of 10% of the issued and outstanding shares as at the award date or that will result in the number of shares issued to insiders of the Company within any one-year period being in excess of 10% of the issued and outstanding shares as at the award date under the 10% Rolling Stock Option Plan or when combined with all of the Company’s other security-based compensation arrangements.

The exercise price of options shall be determined by the NCG&C Committee as of the award date and shall not be less than the closing price of the shares on the stock exchange where the majority of the trading volume and value of the shares occurs on the last day immediately preceding the award date.  The NCG&C Committee retains the discretion to impose vesting periods on any options granted.  The Company does not offer financial assistance in respect of the exercise of options.

The expiry date of an option shall be determined in the discretion of the NCG&C Committee and shall not exceed the tenth anniversary of the award date of such option subject to extensions in the case of a trading blackout.  Unless the NCG&C Committee decides otherwise, options granted under the 10% Rolling Stock Option Plan will expire (i) one year after the option holder’s death or disability, and any options which are unvested as of the date of death or disability will not vest; (ii) 90 days after an option holder who is a director ceases to be a director of the Company other than by reason of death or disability, in which case all unvested options shall immediately vest and become exercisable unless the option holder continues to be an employee or consultant, in which case the options will not so vest and the expiry date will remain unchanged; (iii) on the date the option holder ceases to be a director as the result of certain prescribed circumstances, in which case any unvested options will not vest; (iv) 90 days after the option holder ceases to be employed by the Company (other than by reason of death, disability, mandatory retirement, a change of control, termination for cause or as a result of an order of a regulatory body) unless the employee continues to be a director or consultant, in which case the expiry date remains unchanged, or unless the option holder ceases to be an employee (a) as a result of termination for cause; or (b) by order of the British Columbia Securities Commission, the Ontario Securities Commission, or any other regulatory body having jurisdiction to so order, in which case the expiry date shall be the date the option holder ceases to be an employee (all options which are not vested as of the date the employee ceases to be employed shall not vest unless the option holder continues to be a director or consultant of the Company, in which case the vesting of the options shall be unchanged; if the employee ceases to be an employee by reason of mandatory retirement, all unvested options will immediately vest and become exercisable and the expiry date will be one year from the date of retirement); (v) 90 days after an option holder who is a consultant of the Company ceases to be a consultant by reason of the completion or termination of the contract under which the consultant provides services to the Company unless the option holder continues to be engaged as a director or employee of the Company, in which case the expiry date shall be 90 days after the date the option holder ceases to be a director or employee.  Any options which are unvested as of the date the option holder ceases to be a consultant will not vest unless the option holder continues to be engaged as a director or employee, in which case the vesting of the options shall be unchanged.  If upon completion of the contract under which the consultant provided services to the Company the consultant is subsequently hired by the Company as an employee, the options previously granted to the consultant will flow through to the employee on the same terms and conditions as the original grant of options.

In the case of an employee or consultant (who is not also a director or officer) ceasing to be an employee or a consultant as a result of a change of control at any time within six months after the effective date of the change of control, notwithstanding the vesting provisions of the option, all unvested options of the option holder will immediately vest and become immediately exercisable, and the expiry date shall be the earlier of the pre-existing expiry date and the date 90 days following the date on which the employee or consultant ceased to be such.  In the case of a director or officer who ceases to be an employee, director or consultant under these circumstances, all unvested options of the option holder will immediately vest and become immediately exercisable, and the expiry date shall be the earlier of the pre-existing expiry date and the date two years following the date on which the employee, director or consultant ceased to be such.  In the event that the Company enters into an agreement with another entity which may result in a change of control, or a “takeover bid” within the meaning of the Securities Act (British Columbia) is made for the Company by another entity which may result in a change of control, all unvested options of the option holders will immediately vest and become immediately exercisable as of the date of the agreement or takeover bid.

Options are non-assignable and non-transferable.  Notwithstanding the foregoing, an option holder may transfer an option to a corporation which is 100% owned by the option holder provided that the transfer is permitted by, and is effected in accordance with, the applicable securities laws.

The Board shall have the power, without shareholder approval, at any time and from time to time, either prospectively or retrospectively, to amend, suspend or terminate the 10% Rolling Stock Option Plan or any option granted under the 10% Rolling Stock Option Plan provided always that any such amendment shall not, without the consent of the option holder, alter the terms or conditions of any option or impair any right of any option holder pursuant to any option awarded prior to such amendment in a manner materially prejudicial to such option holder.  Additionally, such termination shall be subject to any necessary stock exchange, regulatory or shareholder approval.

The 10% Rolling Stock Option Plan was initially approved by shareholders of the Company at the annual and special meeting of shareholders on December 2, 2011.

Equity Compensation Plan Information

For information in tabular format regarding those securities of the Company which have been authorized for issuance under equity compensation plans as at December 31, 2015, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEOs of the Company as of December 31, 2015.  All grants were made under the 10% Rolling Stock Option Plan.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Randall J. Scott	40,000	60,000	0.32	1/22/2020
	75,000	-	1.24	12/17/2018
	85,000	-	3.61	12/20/2017
	200,000	-	4.14	12/15/2016
Jaye T. Pickarts	20,000	30,000	0.32	1/22/2020
	50,000	-	1.24	12/17/2018
	50,000	-	3.61	12/20/2017
	100,000	-	5.14	12/2/2016
	250,000	-	10.53	3/16/2016
Paul H. Zink	20,000	30,000	0.32	1/22/2020
	50,000	-	1.23	6/12/2019
	50,000	-	1.24	12/17/2018

Option Exercises

There were no options exercised by any NEO during the year ended December 31, 2015.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not have a pension plan that provides for payments or benefits to the NEOs at, following or in connection with retirement.  During the year ended December 31, 2015, the Company did not have any nonqualified deferred compensation.

Potential Payments upon Termination or Change of Control

The Company entered into Severance Compensation Agreements with each of its executives, including Messrs. Scott and Zink.  Mr. Pickarts has an employment agreement as further discussed in the section above entitled “Employment and Severance Compensation Agreements.”

Under the Severance Compensation Agreements with Messrs. Scott and Zink, an officer is entitled to separation benefits in the event that the officer’s employment is terminated by the Company without cause or by the NEO due to certain reasons, including a material change in title or duties, a material reduction in compensation or a material geographic relocation, after the Company has had an opportunity to cure such reason for an officer’s departure.  The separation benefits to be received by an officer upon termination under the circumstances described above, prior to a change in control of the Company, will be equal to the officer’s base salary plus the average of the officer’s annual bonus amount for the past two fiscal years.  If such a termination occurs within 12 months following a change in control, the separation benefits to be received by an officer will be equal to two times (i) the officer’s base salary plus (ii) the average of the officer’s annual bonus amount for the past two fiscal years.  In either case, the separation benefits will be paid to the officer in a lump sum 60 days after the date of such termination.  In addition, the officer’s equity incentive awards will vest automatically upon such termination, and the officer shall remain entitled to the election of continuation of certain benefits under COBRA, if health insurance is offered by the Company.

Under the Employment Agreement with Mr. Pickarts, he is entitled to lump-sum severance payments upon termination without cause by the Company equal to twelve (12) months of salary.  If a change of control occurs and a subsequent qualifying termination takes place within one year thereafter, the executive is entitled to lump sum severance payments equal to two (2) years of salary.

“Change in control” is defined under the Severance Compensation Agreements as, subject to certain exceptions, the accumulation in any consecutive 12-month period, by any individual, entity or group of 50.1% or more of the outstanding common shares of the Company; a sale of all or substantially all of the assets of the Company; or the failure, during any period of 12 consecutive months, of the incumbent Board to maintain at least a majority membership on the Board.

The table below sets out the estimated payments due to each of the NEOs employed by the Company as of December 31, 2015 on a qualifying termination without cause, not associated with a change of control, assuming termination on December 31, 2015 and pursuant to the Severance Compensation Agreement or the individual’s Employment Agreement, as applicable.

Name			All Other
	Base Salary	Bonus	Compensation (1)	Total (2)
	($)	($)	($)	($)
Randall J. Scott	252,000	-	-	252,000
Jaye T. Pickarts	238,800	-	-	238,800
Paul H. Zink	230,000	-	-	230,000

(1)

Salary and bonus payments, if applicable, are made in lump sum for each NEO upon a qualifying termination.

(2)

The January 11, 2016 Amendments to Severance Compensation Agreements with each of Messrs. Scott and Zink and the January 18, 2016 Amendment to Employment Agreement with Mr. Pickarts reduces the total compensation payable under a qualified termination paid to each of the executives in the first three months of 2016, as further described in section above entitled “Employment and Severance Compensation Agreements.”

The table below sets out the estimated payments due to each of the NEOs employed by the Company as of December 31, 2015 upon a qualifying termination or resignation within 12 months following a change of control assuming termination or resignation on December 31, 2015.

Name	Base Salary (2x annual)	Bonus	All Other Compensation (1)	Total
	($)	($)	($)	($)
Randall J. Scott	504,000	-	-	504,000
Jaye T. Pickarts	477,600	-	-	477,600
Paul H. Zink	460,000	-	-	460,000

(1)

Salary and bonus payments, if applicable, are made in lump sum for each NEO upon a qualifying termination.

Director Compensation

As of December 31, 2015, the outside directors, other than the Chairman, receive annual compensation of $10,000, paid pro rata on a quarterly basis.  The Chairman receives annual compensation of $30,000 per year.  The directors of the Company are encouraged to hold common shares in the Company, thereby aligning their interests with those of the shareholders.  In addition to the annual compensation and stock option awards, the Company pays compensation to the chairs of each of the Audit Committee, NCG&C Committee and Finance Committee of $5,000 per year.  Director compensation did not change in the year 2015; however, in December 2015, the Board determined that director annual compensation would be suspended beginning in January 2016 until further notice to support the Company’s cash conservation measures.

The following table sets forth information regarding the compensation received by each of the Company’s outside directors during the year ended December 31, 2015:

	Fees earned or paid in cash	Option awards (2)	All other compensation	Total
Name (1)	($)	($)	($)	($)
M. Norman Anderson	7,500	28,650	-	36,150
Norman W. Burmeister	7,500	28,650	-	36,150
Paul J. Schlauch	11,250	28,650	-	39,900
Patrick James	7,500	-	-	7,500
Lowell Shonk	20,716	28,650	-	49,366
Gerald W. Grandey	13,654	28,650	-	42,304
F. Steven Mooney	7,500	28,650	-	36,150

(1)

Mr. Scott’s director compensation is included in the NEO Summary Compensation Table.

(2)

The grant date fair value of option-based awards which are granted during the year ended December 31, 2015 is determined by the Black-Scholes Option Pricing Model with certain assumptions for the risk-free interest rate, dividend yields, volatility factors of the expected market price of the Company’s common shares and the expected life of the options.  All options granted expire five years after the grant date.  All options have the same vesting schedule: 20 percent vest after 4, 8, 12, 15 and 18 months after the grant date until fully vested.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership, control or direction, directly or indirectly, of the Company’s common shares, as of March 19, 2016 (i) each of the Company’s named executive officers and directors and (ii) the Company’s named executive officers and directors as a group.

Name and Position (1)	Common Shares Beneficially Owned (2)		Percentage of Class (3)
Randall J. Scott – Chief Executive Officer and President, Director Littleton, CO, USA	454,000	(4)	0.85%
M. Norman Anderson – Director Vancouver, BC, Canada	289,971	(5)	0.55%
Norman W. Burmeister – Director Dubois, WY, USA	526,855	(6)	0.99%
Paul J. Schlauch – Director Greenwood Village, CO, USA	205,000	(7)	0.39%
Lowell A. Shonk – Director and Chairman Paradise Valley, Arizona, USA	155,000	(8)	0.29%
F. Steven Mooney – Director Denver, CO, USA	205,000	(9)	0.39%
Gerald W. Grandey – Director Saskatoon, SK, Canada	125,000	(10)	0.24%
Paul H. Zink – Senior Vice President and Chief Financial Officer Centennial, CO, USA	165,000	(11)	0.31%
Jaye T. Pickarts – Chief Operating Officer Littleton, CO, USA	595,253	(12)	1.11%
All named executive officers and directors as a group	2,721,079		4.95%

(1)

Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., 225 Union Boulevard, Suite 250, Lakewood, CO 80228.

(2)

Includes common shares held as of March 19, 2016, plus common shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after March 19, 2016.

(3)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 52,941,880 common shares outstanding as of March 19, 2016.

(4)

Includes 14,000 common shares and 440,000 common shares subject to options held by Mr. Scott personally.

(5)

Includes 129,971 common shares and 160,000 common shares subject to options held by Mr. Anderson personally.

(6)

Includes 366,855 common shares and 160,000 common shares subject to options held by Mr. Burmeister personally.

(7)

Includes 10,000 common shares and 195,000 common shares subject to options held by Mr. Schlauch personally.

(8)

Includes 30,000 common shares and 125,000 common shares subject to options held by Mr. Shonk personally.

(9)

Includes 80,000 common shares and 125,000 common shares subject to options held by Mr. Mooney personally.

(10)

Includes 125,000 common shares subject to options held by Mr. Grandey personally.

(11)

Includes 25,000 common shares and 140,000 common shares subject to options held by Mr. Zink personally.

(12)

Includes 5,253 common shares and 588,000 common shares subject to options held by Mr. Pickarts personally.  Another 2,000 common shares are held by his spouse.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Interest of Informed Persons in Material Transactions

None of the persons who were directors or executive officers of the Company or a subsidiary of the Company at any time during the Company’s last fiscal year, any person or company who beneficially owns, directly or indirectly, or who exercises control or direction over (or a combination of both) more than 10% of the issued and outstanding common shares of the Company, nor any associate or affiliate of those persons, has any material interest, direct or indirect, by way of beneficial ownership of securities or otherwise, in any transaction or proposed transaction which has materially affected or would materially affect the Company.

Indebtedness of Directors and Executive Officers

None of the current or former directors, executive officers of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the year ended December 31, 2015.

Management Contracts

No management functions of the Company are, to any substantial degree, performed by a person or company other than the directors or executive officers of the Company, in their roles as such.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s written corporate governance policies generally discourage transactions involving a potential conflict of interest.  The NCG&C Committee is generally responsible for overseeing compliance with the Company’s Corporate Governance Policies, which require that transactions that could reasonably be considered to present a conflict of interest be reported to the NCG&C Committee.  However, the Audit Committee is responsible for overseeing compliance with the Code of Conduct contained in the Company’s Corporate Governance Policies.  Specifically, the Audit Committee is responsible for reviewing and overseeing any transaction or contract exceeding or likely to exceed $120,000 involving the Company and a related party, including transactions subject to disclosure under Item 404 of Regulation S-K.  Generally, in reviewing such transactions, the Audit Committee considers the relevant facts and circumstances available and deemed relevant to each determination.

There are no material interests, direct or indirect, of any other director nominee or any of the current directors, executive officers, or any shareholder who beneficially owns, directly or indirectly, more than 5% of the outstanding common shares, or immediate family members of such persons, in any transaction since January 1, 2015, or in any proposed transaction in which the amount involved exceeded $120,000.

Director Independence

The Board reviewed and determined independence under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) of each current director.  In making its independence determination, the Board considered the circumstances described below.

Based upon his position as an executive officer of the Company, the Board determined that Mr. Scott is not independent.  The Board has concluded that each of Messrs. Anderson, Burmeister, Grandey, Mooney, Schlauch and Shonk are independent.  As a result of these analyses, the Board has determined that the seven directors constitute a Board consisting of a majority of independent directors, as required under NI 58-101.

Family Relationships

There are no family relationships among any directors, officers or persons among our directors of the Company.

Individual Bankruptcies

No director or proposed director of the Company has, within the 10 years prior to the date of this Annual Report, become bankrupt or made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that individual.

Penalties or Sanctions

None of the directors has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority, has entered into a settlement agreement with a securities regulatory authority or has been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable security holder making a decision about whether to vote for the proposed director or in making an investment decision.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not adopted any specific policies and procedures for the engagement of non-audit services.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed below under the heading “Audit Fees” for the fiscal year ended December 31, 2015 and the fiscal year ended December 31, 2014 were pre-approved by the Audit Committee.

Since the commencement of the Company’s most recently completed financial year, the Audit Committee has not made any recommendations to nominate or compensate an external auditor which were not adopted by the Board of the Company.

Audit Fees

The following table sets forth the fees paid by the Company to EKS&H for services rendered in the fiscal year ended December 31, 2015 and the fiscal year ended December 31, 2014:

	2015	2014
Audit Fees	$88,215	$85,523
Audit-Related Fees	5,050	11,200
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A
Total	$93,265	$96,723

“Audit Fees” represent fees for the audit of the Company’s annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” represent fees for professional services.

“Tax Fees” represent fees for professional services rendered for tax compliance, tax advice and tax planning on actual or contemplated transactions.

“All Other Fees” consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)

The consolidated financial statements are listed on the “Index to Financial Statements” in Item 8.

(2)

Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)

Reference is made to the Exhibit Index that follows the signature pages on this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	/s/ Paul H. Zink
	Randall J. Scott, President, Chief Executive Officer and Director	Paul H. Zink, Senior Vice President and Chief Financial Officer
	Principal Executive Officer	Principal Financial Officer and
Principal Accounting Officer
	Date: March 29, 2016	Date: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald Grandey
Gerald Grandey, Chairman of the Board of Directors
Date: March 29, 2016

By:	/s/ M. Norman Anderson
M. Norman Anderson, Director
Date: March 29, 2016

By:	/s/ Norman W. Burmeister
Norman W. Burmeister, Director
Date: March 29, 2016

By:	/s/ Frank S. Mooney
Frank S. Mooney, Director
Date: March 29, 2016

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 29, 2016

By:	/s/ Lowell Shonk
Lowell Shonk, Director
Date: March 29, 2016

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director Principal Executive Officer
Date: March 29, 2016

By:	/s/ Paul H. Zink
Paul H. Zink, SVP and CFO, Principal Accounting and Financial Officer Date: March 29, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR as filed with the SEC on November 17, 2009)
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

10.6	Incentive Share Option Plan of the Company dated December 11, 2002, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.7	Addendum to Incentive Share Option Plan of the Company, dated November 23, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.8	Addendum to Incentive Share Option Plan of the Company, dated December 3, 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.9	Addendum to Incentive Share Option Plan of the Company, dated December 5, 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.10	Addendum to Incentive Share Option Plan of the Company, dated December 7, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 as filed with the SEC on October 19, 2010) *
10.11

Employment Agreement with George G. Byers, Vice President, Government and Community Relations, dated February 11, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K as filed with the SEC on September 13, 2012) *

10.12

Employment Agreement with Jaye T. Pickarts, Chief Operating Officer, dated March 1, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K as filed with the SEC on September 28, 2011), as amended by Amendment to Employment Agreement with Jaye T. Pickarts, effective as of January 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 21, 2016) *

10.13	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011) *
10.14

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011) *

10.15	Employment Agreement with Randall J. Scott, dated December 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 19, 2011) *
10.16

Placement Agent Agreement, dated September 24, 2013, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)

10.17

Securities Purchase Agreement, dated September 24, 2013, by and among the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)

10.18	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the SEC on September 27, 2013)
10.19

Form of Severance Compensation Agreement with Randall J. Scott, dated April 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on April 26, 2013), as amended Form of Amendment to Severance Compensation Agreement, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 13, 2016) *

10.20

Change in Control Agreement, dated January 27, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 29, 2014) *

10.21

Professional Services Agreement between the Company and Applied Petrographics, dated January 31, 2014 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on March 17, 2014) *

10.22

Severance Compensation Agreement, dated June 16, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 17, 2014), as amended by Form of Amendment to Severance Compensation Agreement, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 13, 2016) *

10.23

Placement Agent Agreement, dated April 21, 2015, as amended on April 24, 2015, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on April 27, 2015)

10.24

Securities Purchase Agreement, dated April 24, 2015, by and among the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on April 27, 2015)

10.25	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed with the SEC on April 27, 2015)
10.26

Professional Services Agreement between Rare Element Resources, Inc. and Kelli C. Kast-Brown, dated May 15, 2015 and effective as of June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q as filed with the SEC on August 7, 2015) *

10.27

Form of Amendment to Severance Compensation Agreement with George Byers, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 13, 2016) *

10.28

Second Amendment to Severance Compensation Agreement with Randall J. Scott, dated as of March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on March 22, 2016) *

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on September 28, 2011)
23.1	Consent of EKS&H, LLLP +
23.2	Consent of Alan Noble, Ore Reserves Engineering +
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act +
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act +
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
99.1	Audit Committee Charter adopted March 15, 2016 +
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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