Form 10-Q
period 2016-03-31
RARE ELEMENT RESOURCES LTD
filed 2016-05-10
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of May 10, 2016:  52,941,880

TABLE OF CONTENTS

 Page

PART I – FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 4.  CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

13

ITEM 1.  LEGAL PROCEEDINGS

13

ITEM 1A.  RISK FACTORS

13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.  MINE SAFETY DISCLOSURES

13

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

14

SIGNATURES

15

i

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•

the insufficiency of our existing cash resources and working capital to enable us to continue our operations for the next 12 months as a going concern;

•

the potential liquidation of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•

anticipated losses in the operation of our business going forward;

•

the narrowed focus of the Company’s near-term operational and permitting activities and pursuit of potential financing and strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic partners and to continue development plans at our Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”);

•

future expenditures to comply with environmental and other laws and regulations; and

•

the impact of changes in foreign currency exchange rates on our financial statements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2015, including, without limitation, risks associated with:

•

our ability to obtain additional financial resources on acceptable terms to (i) continue the Company, (ii) maintain our assets, (iii) conduct our Project activities and (iv) maintain our general and administrative expenditures at sustainable levels;

•

depressed and volatile rare earth markets, including fluctuations in demand for, and prices of, rare earth products;

•

our lack of production from our mineral properties, including the Bear Lodge REE Project;

•

our history of losses and numerous uncertainties that could affect the profitability or feasibility of the Bear Lodge REE Project;

•

the potential outcome of a future feasibility study that may indicate Bear Lodge REE Project economics are less favorable;

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

•

the OTCQB standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB marketplace

•

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”; and

•

other factors, many of which are beyond our control.

This list is not exhaustive of the factors that might affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 2,300	$ 3,881
Interest receivable	-	-
Accounts receivable	11	10
Prepaid expenses	110	162
Total Current Assets	2,421	4,053

Equipment, net	161	227
Land	980	980
Mineral properties	27	27
Total Assets	$ 3,589	$ 5,287

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,014	$ 909
Asset retirement obligation, current portion	152	152
Total Current Liabilities	1,166	1,061

Asset retirement obligation, non-current portion	205	205
Total Liabilities	1,371	1,266

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2016 - 52,941,880, December 31, 2015 – 52,941,880	103,640	103,640
Additional paid in capital	23,562	23,529
Accumulated deficit	(124,984)	(123,148)
Total Shareholders' Equity	2,218	4,021

Total Liabilities and Shareholders' Equity	$ 3,589	$ 5,287

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three months ended March 31,
	2016	2015

Operating income (expenses):
Exploration and evaluation	$ (127)	$ (1,118)
Corporate administration	(1,747)	(1,010)
Depreciation	(13)	(45)
Total operating expenses	(1,887)	(2,173)

Non-operating income (expenses):
Interest income	1	9
Gain/(loss) on currency translation	17	(311)
Gain on sale of equipment	33	-
Total non-operating income (expense)	51	(302)

Net loss	$ (1,836)	$ (2,475)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.03)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,880	47,707,216

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (1,836)	$ (2,475)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	13	45
Gain on sale of equipment	(33)	-
Stock-based compensation	33	73
	(1,823)	(2,357)
Changes in non-cash working capital:
Accounts receivable	(1)	(4)
Interest receivable	-	(8)
Prepaid expenses	52	133
Accounts payable and accrued liabilities	105	(398)
Net cash and cash equivalents used in operating activities	(1,667)	(2,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	86	-
Net cash and cash equivalents provided by investing activities	86	-

Decrease in cash and cash equivalents	(1,581)	(2,634)
Cash and cash equivalents - beginning of the period	3,881	10,139
Cash and cash equivalents - end of the period	$ 2,300	$ 7,505

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Company previously announced extensive cost cutting measures and the placement of the Project on care-and-maintenance to position us to be able to move the Project forward when market conditions improve, while allowing us in the interim to pursue potential strategic alternatives like off-take agreements, joint ventures or mergers.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs with existing cash on hand, asset sales and potential issuances of common stock. There can be no assurance that we will be able to raise the necessary financing or complete a strategic transaction on acceptable terms or at all.  If we are unable to continue as a going concern or in order to preserve shareholder value, we may have to liquidate our assets. If the Company decides to sell its assets, the sale proceeds may be less than the value at which those assets are carried on our consolidated financial statements.  As a result, investors may lose part or all of their investment.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2015, which were included in our Annual Report on Form 10-K for the period ended December 31, 2015.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2016, and the results of our operations and cash flows for the three months ended March 31, 2016 and 2015 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Although we have not yet adopted ASU 2014-15,we plan to do so timely.

3.

EQUIPMENT

	March 31, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 76	$ 70	$ 6	$ 186	$ 178	$ 8
Furniture	103	72	31	106	72	34
Geological equipment	437	334	103	488	371	117
Vehicles	87	66	21	221	153	68
	$ 703	$ 542	$ 161	$ 1,001	$ 774	$ 227

4.

SHAREHOLDERS’ EQUITY

Common Shares

	Number of shares issued	Common shares ($)

As of December 31, 2015	52,941,880	$ 103,640

Exercise of stock options - cash	-	-
Exercise of stock options - fair value	-	-
Issued during the three months ended March 31, 2016	-	-

As of March 31, 2016	52,941,880	$ 103,640

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

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
September 27, 2013 offering	1,338,688	133,869	1,472,557	$4.15	9/27/16
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18
Total Warrants Outstanding as of March 31, 2016			4,349,481

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the April 29, 2015 offering was offset against the proceeds of the financing.  The Company used a Black-Scholes option pricing model with inputs including a market price of the Company’s stock of $0.72, an exercise price of $0.85, a three-year term, volatility of 81.0%, a risk-free rate of 0.91% and no assumed dividends.  The value of the warrants issued to the placement agent for its services in connection with the April 29, 2015 offering was estimated at $91.

5.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”).

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of March 31, 2016, we had 210,000 options outstanding under our FSOP, as amended, and 3,127,400 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The Company did not issue any stock option awards during the three months ended March 31, 2016. The significant assumptions used to estimate the fair value of stock options awarded during the three months ended March 31, 2015, using a Black-Scholes option pricing model are as follows:

	March 31,
	2016	2015
Risk-free interest rate	n/a	1.0%
Expected volatility	n/a	73%
Expected dividend yield	n/a	nil
Expected term in years	n/a	3.4
Estimated forfeiture rate	n/a	3.6%

The compensation expense recognized in our consolidated financial statements for the three months ended March 31, 2016 and 2015 for stock option awards was $33 and $73, respectively.  As of March 31, 2016, there was $39 of total unrecognized compensation cost related to 408,400 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.5 years.

The following table summarizes our stock option activity for each of the three-month periods ended March 31, 2016 and 2015:

	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,578,700	$ 3.99	4,345,500	$ 5.16

Granted	-	-	399,000	0.32
Cancelled/Expired	(1,241,300)	7.88	(132,700)	6.73
Exercised	-	-	-	-

Outstanding, end of period	3,337,400	$ 2.76	4,611,800	$ 4.43

Exercisable, end of period	2,929,000	$ 3.08	4,012,000	$ 5.00

Weighted-average fair value per share of options granted during period	n/a		$ 0.16

6.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three-month period ended March 31, 2016, has been prepared based on information available to us as of May 10, 2016. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2015, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Although currently in care-and-maintenance pending further financing, we have historically been focused on advancing to production the Bear Lodge REE Project in Wyoming.

Outlook

We have limited cash resources on hand and have announced measures to reduce staffing and conserve remaining cash.  The Company has narrowed the focus of its activities to only the very highest priority items that we believe have the greatest potential to preserve the value of the Project and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements and joint ventures, and the potential sale of various assets and/or the Project. The Company will additionally continue with certain reclamation activities in 2016 as required and appropriate.

Results of Operations

Summary

Our consolidated net loss for the three-month period ended March 31, 2016 was $1,836, or $0.03 per share, compared with our consolidated net loss of $2,475, or $0.05 per share, for the same period in 2015. For the three-month period ended March 31, 2016, the decrease in consolidated net loss of $639 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $991, an increase in corporate administration expenses of $737 and a positive variance of $328 related to currency translation.

Exploration and evaluation

Exploration and evaluation costs were $127 for the three-month period ended March 31, 2016 as compared with $1,118 for the same period in 2015.  The decrease of $991 from the prior period was the result of decreased activities on the Bear Lodge REE Project as we suspended permitting activities.

Corporate administration

Corporate administration costs increased to $1,747 for the three-month period ended March 31, 2016, as compared with $1,010 for the same period in 2015. The increase of $737 from the prior period was primarily due to one-time severance liabilities incurred in placing the Project on care-and-maintenance and severing all but one of our full-time employees. Absent this non-recurring cost of approximately $950, corporate administration costs would have been lower by approximately $215.

Non-operating income and expenses

Gain/(loss) on currency translation

We report our financial statements in U.S. dollars. Therefore, any foreign currencies owned at the end of the period are converted to U.S. dollars at the current exchange rate. We hold Canadian dollars in Canadian and U.S. banks as a result of past financings that were denominated in Canadian dollars. While the majority of our expenses are in U.S. dollars, we do incur costs in Canadian dollars. Therefore, we continue to hold Canadian dollars to pay ongoing Canadian expenses. A strengthening Canadian dollar will result in gains and a weakening Canadian dollar will result in losses, as long as we continue to hold Canadian dollars.

The gain on currency translation was $17 for the three-month period ended March 31, 2016, as compared to a loss of $311 for the same period in 2015.  The Canadian dollar strengthened by 7.0% against the U.S. dollar over the three-month period ended March 31, 2016, and weakened by 8.0% over the three-month period ended March 31, 2015.  The average Canadian cash and cash equivalent balances during the three-month periods ended March 31, 2016 and 2015 were CAD $0.3 million and CAD $4.4 million, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $1,667 for the three-month period ended March 31, 2016, as compared with $2,634 for the same period in 2015. The decrease of $967 in cash used is mostly the result of decreased spending on exploration and evaluation activities of approximately $991, timing in vendor payments affecting accounts payable which decreased use of cash by $503 and a positive variance of $328 resulting from gains/losses in currency translation. These decreases were offset by increased corporate administration expenses of $777 (excluding non-cash stock-based compensation expenses) as well as a negative variance resulting from an increase in prepaid expenses of $81.

Investing Activities

Net cash provided by investing activities was $86 for the three-month period ended March 31, 2016, as compared with net cash used of nil for the same period in 2015. The cash in the 2016 period was related to the sale of equipment.

Liquidity and Capital Resources

At March 31, 2016, our total current assets were $2,421, as compared with $4,053 as of December 31, 2015, which is a decrease of $1,632. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $1,581 as well as reduced prepaid expenses of $52.

Our working capital as at March 31, 2016 was $1,255, as compared with $2,992 at December 31, 2015.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances as we pursue additional financing and/or strategic alternatives.

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

If we are unable to continue as a going concern or in order to preserve shareholder value, we may have to liquidate our assets, the proceeds from which may be less than the value at which those assets are carried on our consolidated financial statements.  As a result, investors may lose part or all of their investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II in our Form 10-K for the period ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, foreign currency exchange rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of March 31, 2016.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk as certain monetary financial instruments are denominated in Canadian dollars.  We have not entered into any foreign currency contracts to mitigate this risk.  At March 31, 2016, a 1% increase/decrease in the Canadian dollar to U.S. dollar exchange rate would have decreased/increased our consolidated net loss by $1.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the PFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the period ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended March 31, 2016, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1

Form of Amendment to Severance Compensation Agreement with Randall J. Scott, Paul H. Zink and George Byers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 13, 2016) *

10.2	Amendment to Employment Agreement with Jaye T. Pickarts, effective as of January 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 21, 2016) *
10.3

Second Amendment to Severance Compensation Agreement with Randall J. Scott, dated as of March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 22, 2016) *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended +
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended +
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

+

Filed herewith.

*

Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer )

Date:	May 10, 2016

By:	/s/ Paul H. Zink
Paul H. Zink
(Principal Financial Officer)

Date:	May 10, 2016

16