Form 10-Q
period 2016-06-30
RARE ELEMENT RESOURCES LTD
filed 2016-08-08
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34852

RARE ELEMENT RESOURCES LTD.

 (Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA	N/A
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 271049
Littleton, Colorado	80122
(Address of principal executive offices)	(Zip Code)

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

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of August 1, 2016:  52,941,880

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

13

SIGNATURES

14

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

•

the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•

anticipated losses or gains in the operation of our business going forward;

•

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•

the pursuit of potential financing and strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic partners and to continue development plans at our Bear Lodge Rare Earth Element Project (“Bear Lodge REE Project” or the “Project”); and

•

future expenditures to comply with environmental and other laws and regulations.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2015, including, without limitation, risks associated with:

•

our ability to obtain additional financial resources on acceptable terms to (i) continue operating the Company, (ii) maintain our assets, (iii) conduct our Project activities and (iv) maintain our general and administrative expenditures at sustainable levels;

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

•

our proprietary, patent-pending, processing technology encountering unforeseen problems, unexpected costs or both in scaling up to commercial application;

•

mineral reserve and mineral resource estimation;

•

the permitting, licensing and regulatory approval processes for our planned operations;

•

continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or permit requirements adverse to the Project including measures regarding the mining industry and climate change;

•

our dependence on and the potential difficulty of attracting and retaining key personnel, consultants and qualified management;

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

•

foreign currency fluctuations;

•

our executive officer, directors and consultants being engaged in other businesses;

•

costs associated with any unforeseen litigation;

•

enforcement of civil liabilities in the United States and elsewhere;

•

our common shares continuing not to pay cash dividends;

•

our securities, including in relation to both company performance and general security market conditions;

•

the OTCQB standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB marketplace;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 1,029	$ 3,881
Accounts receivable	2	10
Prepaid expenses	60	162
Total Current Assets	1,091	4,053

Equipment, net	122	227
Land	980	980
Mineral properties	27	27
Total Assets	$ 2,220	$ 5,287

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 56	$ 909
Asset retirement obligation, current portion	152	152
Total Current Liabilities	208	1,061

Asset retirement obligation, non-current portion	205	205
Total Liabilities	413	1,266

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2016 - 52,941,880, December 31, 2015 - 52,941,880	103,640	103,640
Additional paid in capital	23,585	23,529
Accumulated deficit	(125,418)	(123,148)
Total Shareholders' Equity	1,807	4,021

Total Liabilities and Shareholders' Equity	$ 2,220	$ 5,287

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Exploration and evaluation	$ (35)	$ (1,199)	$ (162)	$ (2,317)
Corporate administration	(363)	(919)	(2,110)	(1,929)
Depreciation	(10)	(30)	(23)	(75)
Total operating expenses	(408)	(2,148)	(2,295)	(4,321)

Non-operating income/(expenses):
Interest income	-	9	1	18
Gain/(loss) on currency translation	-	42	17	(269)
Gain/(loss) on sale of equipment	(26)	-	7	-
Total non-operating income/(expenses)	(26)	51	25	(251)

Net loss	$ (434)	$ (2,097)	$ (2,270)	$ (4,572)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.04)	$ (0.04)	$ (0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,880	51,272,134	52,941,880	49,499,523

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (2,270)	$ (4,572)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	23	75
Loss on disposal of equipment	(7)	-
Stock-based compensation	56	121
	(2,198)	(4,376)
Changes in working capital
Accounts receivable	8	5
Interest receivable	-	(17)
Prepaid expenses	102	169
Accounts payable and accrued liabilities	(853)	(600)
Net cash and cash equivalents used in operating activities	(2,941)	(4,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(2)
Proceeds from sale of equipment	89	2
Net cash and cash equivalents provided by investing activities	89	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	-	3,076
Net cash and cash equivalents provided by financing activities	-	3,076

Decrease) in cash and cash equivalents	(2,852)	(1,743)
Cash and cash equivalents - beginning of the period	3,881	10,139
Cash and cash equivalents - end of the period	$ 1,029	$ 8,396

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Company previously announced extensive cost cutting measures and the placement of the Project on care-and-maintenance to position us to be able to move the Project forward when market conditions improve, while allowing us in the interim to pursue potential financings and strategic alternatives such as off-take agreements, joint ventures and the potential sale of various assets and/or the Bear Lodge REE Project.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs with existing cash on hand, asset sales and potential issuances of common stock. There can be no assurance that we will be able to raise the necessary financing or complete a strategic transaction on acceptable terms or at all.  If we are unable to continue as a going concern or in order to preserve shareholder value, we may have to liquidate our assets. If the Company decides to sell part or all of its assets, the sale proceeds may be less than the value at which those assets are carried on our consolidated financial statements.  As a result, investors may lose part or all of their investment.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2015, which were included in our Annual Report on Form 10-K for the period ended December 31, 2015. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2016, and the results of our operations and cash flows for the six months ended June 30, 2016 and 2015 in conformity with U.S. GAAP.  Interim results of operations for the three and six months ended June 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Although we have not yet adopted ASU 2014-15, we plan to do so timely and will then determine if additional disclosures are required. We do not expect its adoption to have a material impact on our financial statements.

3.

EQUIPMENT

	June 30, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 57	$ 4	$ 186	$ 178	$ 8
Furniture	13	13	-	106	72	34
Geological equipment	437	337	100	488	371	117
Vehicles	87	69	18	221	153	68
	$ 598	$ 476	$ 122	$ 1,001	$ 774	$ 227

4.

SHAREHOLDERS’ EQUITY

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

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
September 27, 2013 offering	1,338,688	133,869	1,472,557	$4.15	9/27/16
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18

Total Warrants Outstanding as of June 30, 2016			4,349,481

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

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. However, the terms of the FSOP continue to govern all prior awards granted under such plan until such awards have been cancelled, forfeited or exercised in accordance with the terms thereof.  As of June 30, 2016, we had 160,000 options outstanding under our FSOP, as amended, and 3,127,400 options outstanding under our RSOP.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The Company did not issue any stock option awards during the six months ended June 30, 2016. The significant assumptions used to estimate the fair value of stock options awarded during the six months ended June 30, 2015, using a Black-Scholes option pricing model are as follows:

June 30, 2015
Risk-free interest rate	1.0% - 1.1%
Expected volatility	73.4% - 79.7%
Expected dividend yield	nil
Expected term in years	3.4
Estimated forfeiture rate	3.4% - 3.6%

The compensation expense recognized in our consolidated financial statements for the three months ended June 30, 2016 and 2015 for stock option awards was $23 and $48, respectively, and $56 and $130 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there was $17 of total unrecognized compensation cost related to 264,200 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.4 years.

The following table summarizes our stock option activity for each of the six months ended June 30, 2016 and 2015:

	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,578,700	$ 3.99	4,345,500	$ 5.16
Granted	-	-	999,000	0.45
Cancelled/Expired	(1,291,300)	7.89	(749,600)	3.16
Exercised	-	-	(6,000)	0.32
Outstanding, end of period	3,287,400	$ 2.70	4,588,900	$ 4.25

Exercisable, end of period	3,023,200	$ 2.89	3,593,700	$ 5.28

Weighted-average fair value per share of options granted during period	n/a		$ 0.24

6.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following item:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2016, has been prepared based on information available to us as of August 2, 2016. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2015, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Although the Company is currently in care-and-maintenance pending further financing, we have historically been focused on advancing to production the Bear Lodge REE Project in Wyoming.

Outlook

We have limited cash resources on hand and have reduced staff to one executive employee and implemented measures to conserve our remaining cash.  The Company has narrowed the focus of its activities to only the very highest priority items that we believe have the greatest potential to preserve the value of the Project and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements, joint ventures, and the potential sale of various assets and/or the Project. The Company will additionally continue with certain limited reclamation activities in 2016 as required and appropriate.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2016 was $434, or $0.01 per share, compared with our consolidated net loss of $2,097, or $0.04 per share, for the same period in 2015. Our consolidated net loss for the six months ended June 30, 2016 was $2,270, or $0.04 per share, compared with our consolidated net loss of $4,572, or $0.09 per share, for the same period in 2015.

For the three months ended June 30, 2016, the decrease in consolidated net loss of $1,663 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $1,164 and corporate administration expenses of $556.

For the six months ended June 30, 2016, the decrease in consolidated net loss of $2,302 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $2,155, an increase in corporate administration expenses of $181 and a positive variance of $286 related to currency translation

Exploration and evaluation

Exploration and evaluation costs were $35 and $162 for the three and six months ended June 30, 2016, respectively, as compared with $1,199 and $2,317 for the three and six months ended June 30, 2015, respectively. The decrease from the prior period was the result of decreased activities on the Bear Lodge REE Project as we suspended the majority of permitting activities while continuing the work necessary to maintain our permits.

Corporate administration

Corporate administration costs were $363 and $2,110 for the three and six months ended June 30, 2016, as compared with $919 and $1,929 for the three and six months ended June 30, 2015. During the six months ended June 30, 2016, corporate administration includes one-time severance expenses incurred in placing the Project on care-and-maintenance and severing all but one of our full-time employees. Absent this non-recurring cost of approximately $950, corporate administration costs would have been lower by approximately $769 for the six months ended June 30, 2016. Corporate and administrative costs in the three and six months ended June 30, 2016 related to a voluntary delisting from the New York Stock Exchange and listing on the OTCQB, outside legal expenses relating to our regulatory and proprietary patent-pending filings, and completing the remaining office lease obligations at our Lakewood, Colorado location.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $2,941 for the six months ended June 30, 2016, as compared with $4,819 for the same period in 2015. The decrease of $1,878 in cash used is primarily the result of decreased spending on exploration and evaluation activities of approximately $2,155, partially offset by timing in vendor payments affecting accounts payable which increased use of cash by $253 and increased corporate administration expenses of $246 (excluding non-cash stock-based compensation expenses).

Investing Activities

Net cash provided by investing activities was $89 for the six months ended June 30, 2016, as compared with net cash used of nil for the same period in 2015. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Financing Activities

Net cash provided by financing activities was nil and $3,076 for the six months ended June 30, 2016 and 2015, respectively.  The cash received in 2015 was the result of the Company’s April 29, 2015 registered direct offering.

Liquidity and Capital Resources

At June 30, 2016, our total current assets were $1,091, as compared with $4,053 as of December 31, 2015, which is a decrease of $2,962. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $2,852 as well as reduced prepaid expenses of $102.

Our working capital as at June 30, 2016 was $883, as compared with $2,992 at December 31, 2015.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances as we pursue additional financing and/or strategic alternatives, including the sale of various assets and/or the Project.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, sale of various assets and/or the Bear Lodge REE Project or other strategic transaction.  However, there is no assurance that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of June 30, 2016.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk, or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the PFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the second quarter of 2016, in response to the reduction in staff, we modified our internal control over financial reporting in order to maintain the integrity of those controls impacted by the reduction of staff. Management believes that the controls have been successfully implemented and are functioning as required to provide timely and accurate financial reporting.  There has been no other change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2016, the Bear Lodge REE Project was not yet in production and as such, was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1

Third Amendment to Severance Compensation Agreement with Randall J. Scott, dated as of July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 11, 2016) *

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2016

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	August 8, 2016

14