Form 10-Q
period 2016-09-30
RARE ELEMENT RESOURCES LTD
filed 2016-11-14
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of November 7, 2016:  52,941,880

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

13

ITEM 4.  CONTROLS AND PROCEDURES

14

PART II – OTHER INFORMATION

14

ITEM 1.  LEGAL PROCEEDINGS

14

ITEM 1A.  RISK FACTORS

14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4.  MINE SAFETY DISCLOSURES

14

ITEM 5.  OTHER INFORMATION

14

ITEM 6.  EXHIBITS

15

SIGNATURES

16

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•

the limited cash resources and working capital available to the Company and our ability  to continue  operations beyond the next 12 months as a going concern;

•

the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•

anticipated losses or gains in the operation of our business going forward;

•

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•

the pursuit of potential financing and strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic partners and to continue development plans at our Bear Lodge Rare Earth Element (“REE”) Project (“Bear Lodge REE Project”) or our Sundance Gold Project (together, the  “Projects”; and

•

future expenditures to comply with environmental and other laws and regulations.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from our expectations and include, among others, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2015, including, without limitation, risks associated with:

•

our ability to obtain additional financial resources on acceptable terms to (i) continue operating the Company, (ii) maintain our assets, (iii) conduct activities related to the Projects, and (iv) maintain our general and administrative expenditures at sustainable levels;

•

depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products and gold;

•

our lack of production from our mineral properties;

•

our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Projects;

•

the potential outcome of future feasibility studies that may indicate the Projects economics are less favorable;

•

our ability to resume our currently suspended federal and state permitting efforts in a timely and cost effective manner;

•

the exploration, development and operation of our Projects;

•

increased costs affecting our financial condition;

•

establishing adequate distribution channels to place our future suite of products;

•

competition in the mining, gold and rare earth industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•

technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

•

the specific product(s) from the Bear Lodge REE Project potentially having a limited number of potential customers, which could limit our bargaining power, product pricing, and profitability;

•

our proprietary, patent-pending, processing rare earth technology encountering unforeseen problems, unexpected costs or both in scaling up to commercial application;

•

mineral reserve and mineral resource estimation;

•

the permitting, licensing and regulatory approval processes for our planned operations;

•

continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or permit requirements adverse to the Projects including measures regarding the mining industry and climate change;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 697	$ 3,881
Accounts receivable	3	10
Prepaid expenses	–	162
Total Current Assets	700	4,053

Equipment, net	113	227
Land	600	980
Mineral properties	27	27
Total Assets	$ 1,440	$ 5,287

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 64	$ 909
Asset retirement obligation, current portion	152	152
Total Current Liabilities	216	1,061

Asset retirement obligation, non-current portion	205	205
Total Liabilities	421	1,266

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2016 and December 31, 2015 - 52,941,880	103,640	103,640
Additional paid in capital	23,596	23,529
Accumulated deficit	(126,217)	(123,148)
Total Shareholders' Equity	1,019	4,021

Total Liabilities and Shareholders' Equity	$ 1,440	$ 5,287

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Exploration and evaluation	$ (176)	$ (1,517)	$ (338)	$ (3,834)
Corporate administration	(235)	(850)	(2,345)	(2,779)
Depreciation	(8)	(24)	(31)	(99)
Impairment of land	(380)	–	(380)	–
Total operating expenses	(799)	(2,391)	(3,094)	(6,712)

Non-operating income/(expenses):
Interest income	-	8	1	26
Gain/(loss) on currency translation	(1)	(189)	16	(458)
Gain on sale of equipment	1	-	8	-
Total non-operating income/(expenses)	-	(181)	25	(432)

Net loss	$ (799)	$ (2,572)	$ (3,069)	$ (7,144)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.02)	$ (0.05)	$ (0.06)	$ (0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,880	52,941,393	52,941,880	50,659,421

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (3,069)	$ (7,144)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	31	99
Asset retirement obligation	-	(16)
Impairment of land	380	-
Gain on sale of equipment	(8)	-
Stock-based compensation	67	202
	(2,599)	(6,859)
Changes in working capital
Accounts receivable	7	5
Interest receivable	-	(20)
Prepaid expenses	162	105
Accounts payable and accrued liabilities	(845)	(283)
Net cash and cash equivalents used in operating activities	(3,275)	(7,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(2)
Proceeds from sale of equipment	91	2
Net cash and cash equivalents provided by investing activities	91	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common shares, net of share issuance costs	-	3,076
Net cash and cash equivalents provided by financing activities	-	3,076

Decrease in cash and cash equivalents	(3,184)	(3,976)
Cash and cash equivalents - beginning of the period	3,881	10,139
Cash and cash equivalents - end of the period	$ 697	$ 6,163

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (collectively, “we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge Rare Earth Element (“REE”) Project and the Sundance Gold Project both located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Sundance Gold Project contains an inferred mineral resource primarily composed of three main gold targets within the area of the Bear Lodge REE Project. Based upon prior economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011.

The Company previously announced extensive cost cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve. In the interim, we have been and will continue pursuing potential financings and strategic alternatives such as off-take agreements, joint ventures and the potential sale of various assets, including all or part of the Bear Lodge REE Project or the Sundance Gold Project. We continue to pursue opportunities to further reduce corporate and administration costs, including outsourcing of certain additional administrative functions.

More recently, with gold markets improving, the Company has turned its attention to the potential of its gold claims which are proximate to the claims containing rare earth deposits within the area of the Bear Lodge REE Project. Several parties have expressed an interest in exploring the gold potential and the Company is currently considering alternatives. The identified rare earth and gold resources are largely separate occurrences, but there may be overlapping potential in limited circumstances.  Only further exploration will better define the gold potential and the extent of overlap, if any.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs with existing cash on hand, asset sales, strategic alliances and potential issuances of common stock. There can be no assurance that we will be able to raise the necessary financing or complete a strategic transaction on acceptable terms or at all.  If we are unable to continue as a going concern or in order to preserve shareholder value, we may have to liquidate our assets. If the Company decides to sell part or all of its assets, the sale proceeds may be less than the value at which those assets are carried on our consolidated financial statements.  As a result, investors may lose part or all of their investment.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2015, which were included in our Annual Report on Form 10-K for the period ended December 31, 2015. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2016, and the results of our operations and cash flows for the nine months ended September 30, 2016 and 2015 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended September 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, with early adoption permitted.  Although we have not yet adopted ASU 2014-15, we plan to do so on a timely basis and will then determine if additional disclosures are required. We do not expect its adoption to have a material impact on our consolidated financial statements.

3.

EQUIPMENT

	September 30, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 59	$ 2	$ 186	$ 178	$ 8
Furniture	13	13	-	106	72	34
Geological equipment	437	341	96	488	371	117
Vehicles	87	72	15	221	153	68
	$ 598	$ 485	$ 113	$ 1,001	$ 774	$ 227

4.

SHAREHOLDERS’ EQUITY

Warrants

Each outstanding warrant is exercisable for one of the Company’s common shares and was issued to investors in connection with the registered direct offering of the Company that closed on April 29, 2015. In addition, the Company issued warrants to a placement agent in connection with the offering, under the same terms as those issued to investors. The exercise price and exercise period are outlined below:

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18

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

On September 27, 2016, 1,472,557 warrants that were issued as part of the September 27, 2013 registered direct offering of the Company expired unexercised.

5.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under two plans, the Fixed Stock Option Plan (“FSOP”) and the 10% Rolling Stock Option Plan (“RSOP”). As of September 30, 2016, we had 2,640,400 options outstanding under our RSOP.

The FSOP was originally approved by shareholders on December 11, 2002, and subsequently approved by shareholders on December 7, 2009 following certain amendments to the FSOP. The FSOP expired upon the adoption of the RSOP that was approved by shareholders on December 2, 2011, and as such, we may no longer grant options under the FSOP. As of September 30, 2016, we had no options outstanding under our FSOP, as amended.

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The Company did not issue any stock option awards during the nine months ended September 30, 2016. The significant assumptions used to estimate the fair value of stock options awarded during the nine months ended September 30, 2015, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.0% - 1.1%
Expected volatility	73.4% - 79.7%
Expected dividend yield	nil
Expected term in years	3.4
Estimated forfeiture rate	3.4% - 3.6%

The compensation expense recognized in our consolidated financial statements for the three months ended September 30, 2016 and 2015 for stock option awards was $11 and $81, respectively, and $67 and $202 for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there was $5 of total unrecognized compensation cost related to 200,040 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.2 years.

The following table summarizes our stock option activity for each of the nine months ended September 30, 2016 and 2015:

	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,578,700	$ 3.99	4,345,500	$ 5.16
Granted	-	-	999,000	0.45
Cancelled/Expired	(1,938,300)	6.70	(752,000)	3.17
Exercised	-	-	(12,600)	0.32
Outstanding, end of period	2,640,400	$ 2.25	4,579,900	$ 4.09

Exercisable, end of period	2,440,360	$ 2.39	3,702,500	$ 4.94

Weighted-average fair value per share of options granted during period	n/a		$ 0.24

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

7.    IMPAIRMENT OF LAND

During the three months ended September 30, 2016, due to the then-pending asset purchase agreement (see Note 8), we evaluated the carrying value of our Section 16 real property at the Bear Lodge REE Project located in Wyoming based on the sale price of $600 per the asset purchase agreement. As a result we reduced the carrying value of the land by $380 to $600.  Subsequent to the three months ended September 30, 2016, on October 26, 2016, the asset sale was consummated, and the Company received proceeds of approximately $595, representing the purchase price less closing costs and fees.

8.    SUBSEQUENT EVENT

On October 20, 2016, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), executed an asset purchase agreement (the “Asset Purchase Agreement”).  The Asset Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, the Company will sell to Whitelaw Creek for approximately $600 in cash approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project (the “Land Sale”).  The Company will have a right to repurchase the land (i) for $900 within three years following the Land Sale or (ii) for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale, in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.  Payment of any common shares of the Company is subject to a beneficial ownership limitation for Whitelaw Creek and its affiliates collectively of 9.9% of the then-current total number of outstanding common shares of the Company, and in no event may the portion of the Repurchase Price paid in common shares of the Company exceed 5 million shares.  Valuation of the common shares of the Company for purposes of payment of the Repurchase Price will be based on the 10-day volume-weighted average closing price of such shares as of the closing date of the Land Sale, subject to certain conditions.  The Asset Purchase Agreement was approved by the board of directors of the Company.  On October 26, 2016, the parties closed the Land Sale, and the Company received proceeds from the Land Sale of approximately $595, at the closing representing the purchase price less closing costs and fees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2016, has been prepared based on information available to us as of November 7, 2016. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2015, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Although the Company is currently in care-and-maintenance pending further financing, we have historically been focused on advancing to production the Bear Lodge REE Project and maximizing the value of the Sundance Gold Project.

Outlook

We have limited cash resources on hand, have reduced staff to one executive employee and have implemented measures to conserve our remaining cash.  The Company has narrowed the focus of its activities to only the very highest priority items that we believe have the greatest potential to preserve the value of the Projects and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements, joint ventures, and the potential sale of various assets and/or part or all of the Projects, The Company will additionally continue with certain limited reclamation activities in 2016 as required and appropriate.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2016 was $799, or $0.02 per share, compared with our consolidated net loss of $2,572, or $0.05 per share, for the same period in 2015. Our consolidated net loss for the nine months ended September 30, 2016 was $3,069, or $0.06 per share, compared with our consolidated net loss of $7,144, or $0.14 per share, for the same period in 2015.

For the three months ended September 30, 2016, the decrease in consolidated net loss of $1,773 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $1,341, a decrease in corporate administration expenses of $615, and a positive variance of $188 related to currency translation, partially offset by an impairment charge of $380.

For the nine months ended September 30, 2016, the decrease in consolidated net loss of $4,075 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $3,496, a decrease in corporate administration expenses of $434, and a positive variance of $474 related to currency translation, partially offset by an impairment charge of $380.

Exploration and evaluation

Exploration and evaluation costs were $176 and $338 for the three and nine months ended September 30, 2016, respectively, as compared with $1,517 and $3,834 for the three and nine months ended September 30, 2015, respectively. The decrease from the prior period was the result of decreased activities on the Bear Lodge REE Project as we suspended the majority of permitting activities while continuing the work necessary to maintain our permits. Mining claim maintenance payments comprised the majority of the exploration expenses in the three months ended September 30, 2016.

Corporate administration

Corporate administration costs were $235 and $2,345 for the three and nine months ended September 30, 2016, respectively, as compared with $850 and $2,779 for the three and nine months ended September 30, 2015, respectively. During the nine months ended September 30, 2016, corporate administration includes one-time severance expenses incurred in placing the Bear Lodge REE Project on care-and-maintenance and severing all but one of our full-time employees. Absent this non-recurring cost of approximately $950, corporate administration costs would have been lower by approximately $1,395 for the nine months ended September 30, 2016. Corporate and administrative costs in the nine months ended September 30, 2016 related to a voluntary delisting from the NYSE MKT and application for having our common shares trade on the OTCQB, outside legal expenses relating to our regulatory and proprietary patent-pending filings, and completing the remaining office lease obligations at our Lakewood, Colorado location.  We continue to seek opportunities to further reduce corporate overhead and administration costs, including outsourcing of certain additional administrative functions.

Impairment of land

On October 20, 2016, we executed an Asset Purchase Agreement whereby the Company agreed to sell the Section 16 real property to a private party, retaining a five-year repurchase option. During the three and nine months ended September 30, 2016, due to the then-pending agreement and discussions regarding valuation subsequently reflected in the Asset Purchase Agreement, we evaluated the carrying value of our Section 16 real property at the Bear Lodge REE Project located in Wyoming. As a result we reduced the carrying value of the land by $380 to $600 in the third quarter of 2016. On October 26, 2016, the parties closed the asset sale, and the Company received proceeds of approximately $595, representing the purchase price less closing costs and fees.

There were no similar impairment charges in 2015.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $3,275 for the nine months ended September 30, 2016, as compared with $7,052 for the same period in 2015. The decrease of $3,777 in cash used is primarily the result of decreased spending on exploration and evaluation activities and corporate administration expenses, partially offset by timing in vendor payments affecting accounts payable.

Investing Activities

Net cash provided by investing activities was $91 for the nine months ended September 30, 2016, as compared with net cash used of nil for the same period in 2015. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Financing Activities

Net cash provided by financing activities was nil and $3,076 for the nine months ended September 30, 2016 and 2015, respectively.  The cash received in 2015 was the result of the Company’s April 29, 2015 registered direct offering.

Liquidity and Capital Resources

At September 30, 2016, our total current assets were $700, as compared with $4,053 as of December 31, 2015, which is a decrease of $3,353. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents of $3,184 due to funding operations as well as reduced prepaid expenses of $162. As mentioned previously under Note 8 of the Consolidated Interim Financial Statements, on October 26, 2016, the Company received $595 from the sale of real property.

Our working capital as at September 30, 2016 was $484, as compared with $2,992 at December 31, 2015.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances as we pursue additional financings, asset sales and/or strategic alternatives, including the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project.  We continue to seek further opportunities to reduce corporate overhead and administrative costs, including outsourcing of additional administrative functions.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, strategic transaction, or sale of various assets and/or the one or both of the Projects. However, there is no assurance that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations beyond the next 12 months as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We do not have sufficient cash to fund planned operations and meet obligations beyond the next 12 months without raising additional funds.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of September 30, 2016.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Commodity price risk. We are indirectly exposed to commodity price risk of rare earth products and gold, which are, in turn, influenced by the price of and demand for the end products produced with rare earth and gold mineral resources. A significant decrease in the global demand for these products may have a material adverse effect on our business. None of our mineral properties are in production, and we do not currently hold any commodity derivative positions.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended September 30, 2016, the Bear Lodge REE Project and the Sundance Gold Project were not yet in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1

Third Amendment to Severance Compensation Agreement with Randall J. Scott, dated as of July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 11, 2016) *

10.2

Asset Purchase Agreement between Rare Element Resources, Inc. and Whitelaw Creek LLC, dated as of October 20, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 26, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended +
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended +
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

+

Filed herewith.

*

Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 14, 2016

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	November 14, 2016

16