Form 10-K
period 2016-12-31
RARE ELEMENT RESOURCES LTD
filed 2017-03-29
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
80127
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

     Large Accelerated Filer ☐    Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2016, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $4,707,995 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 15, 2017 was 52,941,880.

TABLE OF CONTENTS

GLOSSARY OF TERMS

11

PART I

17

ITEM 1. BUSINESS

17

ITEM 1A.  RISK FACTORS

23

ITEM 1B.  UNRESOLVED STAFF COMMENTS

37

ITEM 2.  PROPERTIES

37

ITEM 3  LEGAL PROCEEDINGS

45

ITEM 4.  MINE SAFETY DISCLOSURES

45

PART II

46

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

46

ITEM 6.  SELECTED FINANCIAL DATA

52

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

52

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

55

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

57

CONSOLIDATED BALANCE SHEETS

58

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

59

CONSOLIDATED STATEMENTS OF CASH FLOWS

60

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

61

NOTES TO FINANCIAL STATEMENTS

62

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

72

ITEM 9A.  CONTROLS AND PROCEDURES

72

ITEM 9B.  OTHER INFORMATION

73

PART III

73

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

73

ITEM 11:  EXECUTIVE COMPENSATION

79

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  88

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND

DIRECTOR INDEPENDENCE

89

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

90

PART IV

91

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

91

SIGNATURES

92

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.  Rare Element is focused on advancing into production its Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) and further exploring its Sundance Gold Project (the “Sundance Gold Project”) both located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”).  See “Part I, Item 1. Business.”

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

?

the limited cash resources and working capital available to the Company and our ability to continue operations beyond the next 12 months, after the filing date of this Annual Report, as a going concern;

?

the possible deregistration of our common shares under the Exchange Act and/or listing of our common shares on the TSX Venture Exchange or another securities exchange;

•

the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•

anticipated losses in the operation of our business going forward;

•

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•

the pursuit of potential financing and strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic or joint venture partners and to continue development plans at our Bear Lodge REE Project or exploration of our Sundance Gold Project (together, the “Projects”);

?

future expenditures to comply with environmental and other laws and regulations

?

expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;

?

the timing and potential conclusions of a Feasibility Study (“FS”) on the Bear Lodge REE Project;

?

our ability and the timing to obtain the necessary permits and licenses, including environmental, project development, mining, beneficiation and processing operations permits;

?

the estimated capital costs required to bring the Bear Lodge REE Project into commercial production and the estimated life-of-mine costs, including sustaining capital;

?

expectations as to the marketability and prices of our future rare earth product(s); and

?

our potential status as a “passive foreign investment company” under U.S. tax laws.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

?

our ability to obtain additional financial resources on acceptable terms to (i) maintain our assets, (ii) conduct our Projects’ activities and (iii) maintain our general and administrative expenditures at acceptable levels;

?

whether we deregister our common shares under the Exchange Act and/or list our common shares on the TSX Venture Exchange or another securities exchange;

?

depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products and gold;

?

our lack of production from our mineral properties;

?

our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Projects;

?

the potential outcome of future feasibility studies that may indicate that the Projects’ economics are less favorable than previously expected;

?

our ability to resume our currently suspended federal and state permitting efforts for the Bear Lodge REE Project in a timely and cost effective manner;

?

the permitting, exploration, development and operation of our Projects;

?

increased costs affecting our financial condition;

?

establishing adequate distribution channels to place our future suite of products;

?

competition in the mining, gold and rare earth industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

?

technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

•

the specific product(s) from the Bear Lodge REE Project potentially having a limited number of customers, which could limit our bargaining power, product pricing, and profitability;

•

our proprietary, patent-pending, rare earth processing technology encountering infringement, unforeseen problems, or unexpected costs in deployment or scaling up to commercial application;

?

mineral reserve and mineral resource estimation;

?

the permitting, licensing and regulatory approval processes for our planned operations;

?

opposition to our Projects from third parties;

?

continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or permit requirements adverse to the mining industry, including measures regarding reclamation, water protection, land use and climate change;

?

our dependence on and the potential difficulty of attracting and retaining key personnel, consultants and qualified management;

?

a shortage of equipment and supplies;

?

mining and resource exploration, development and recovery being a potentially hazardous activity;

?

operating in the resource industry, which can be highly speculative and subject to market forces outside of our control;

?

title to our properties or mining claims;

?

insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain risks to our business;

?

negative impacts to our business or operations from market factors;

?

our land reclamation and remediation requirements;

?

information technology system disruptions, damage or failures;

?

effects of proposed legislation on the mining industry and our business;

?

our executive officers, directors and consultants being engaged in other businesses;

?

costs associated with any unforeseen litigation;

?

enforcement of civil liabilities in the United States and elsewhere;

?

our common shares continuing not to pay cash dividends;

?

our securities, including in relation to both company performance and general security market conditions;

?

the OTCQB standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB marketplace;

?

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”;

?

risk factors discussed in this Annual Report; and

?

other factors, many of which are beyond our control.

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

We report our mineralized material to meet the Canadian reporting requirements for disclosure of information regarding mineral properties, which are governed by National Instrument 43-101 (“NI 43-101”).  The definitions of the various categories of mineral reserves and mineral resources in NI 43-101 have the meanings given by the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by the CIM Council.  U.S. reporting requirements for disclosure of information regarding mineral properties are governed by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7.  The Canadian and U.S. reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody differing approaches and definitions.  Although certain terms describing mineralized material are recognized and required by Canadian regulations under NI 43-101, the SEC does not recognize them.  The definitions for each reporting standard are presented below with supplementary explanations and descriptions of the similarities and differences.

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

LQD-WDEQ – the Land Quality Division of the Wyoming Department of Environmental Quality.

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

PART I

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Rare Element was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999 as Spartacus Capital Inc.  Our executive office address is P.O. Box 271049, Littleton, Colorado 80127.  The telephone number for our executive office is (720) 278-2460.  We maintain a corporate website at www.rareelementresources.com.

Effective as of October 8, 1999, we completed our initial public offering of 1,500,000 common shares at CDN$0.20 per share, raising CDN$300.  The common shares began trading on the predecessor exchange to the TSX Venture Exchange (“TSX-V”) in Canada on November 15, 1999 under the ticker symbol “SCI.”

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX-V, we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital, Inc.” to “Rare Element Resources Ltd.,” and (3) the completion of a CDN$551 private placement.  Rare Element Holdings Ltd.’s main asset, through its wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation, is its 100% interest in a group of unpatented mining claims and repurchase rights to adjacent private property, together known as the Bear Lodge Property.

On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE MKT on August 18, 2010 under the ticker symbol “REE.”  On May 27, 2011, we transitioned from a listing on the TSX-V to the Toronto Stock Exchange (“TSX”) and traded under the ticker symbol “RES” until December 31, 2015, when we voluntarily delisted from and ceased to trade on the TSX.  Our common shares traded on the NYSE MKT through February 26, 2016.  Since February 29, 2016, our common shares have been trading on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of December 31, 2016, there were 52,941,880 common shares issued and outstanding.

SUBSIDIARIES

We have one direct wholly owned subsidiary, incorporated under the laws of British Columbia, Canada on July 12, 1996 under the name “Rare Element Holdings Ltd.”  That subsidiary has one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc.

DESCRIPTION OF BUSINESS

We have been focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large, disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements (“CREE”), which the Company defines as neodymium, praseodymium, dysprosium, europium, terbium and yttrium.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on appropriate metallurgical processes to recover saleable rare earth products and has filed five patents on its metallurgical innovations.  Among them, it has pilot tested and filed for patent protection on a rare earth separation technique that modifies conventional solvent extraction (“SX”) methods used for rare earth separation to be more efficient and environmentally sound, involving no waste effluents discharged from the process.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended. At present, we are focused on raising capital and/or seeking strategic partners to resume our rare earth element efforts to complete elemental separation test work and technical studies.  Based on current permitting timetables and other factors, the Company anticipates that it could receive all permits and licenses for the Bear Lodge REE Project approximately 18 to 30 months after resuming permitting efforts.  If we obtain the requisite financing, our plan is to resume development activities, including working in parallel (with permitting activities) to advance engineering in preparation for the Feasibility Study, to gain strategic partners and off-take customers, to evaluate a modular approach to development beginning with a smaller initial production facility and to scale up its REE separation test work in further pilot plant testing.  Our ability to begin construction activities on the Bear Lodge REE Project will be subject to (i) the availability of adequate capital, (ii) a positive FS, (iii) securing off-take customers, (iv) obtaining necessary permits and licenses, (v) Board approval, and (vi) other factors.

The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and a power line within two kilometers of the property.  The Bear Lodge REE Project site is 100 kilometers east of Gillette, Wyoming, a major infrastructure, support and logistics center for coal mines in the Powder River Basin that should provide for ready access to the required production supplies and materials as well as skilled labor.  The deposit is also situated 64 kilometers from the nearest railhead at Upton, Wyoming, allowing access to major distribution channels from the proposed hydrometallurgical plant.

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2016

During 2016, the Company focused its efforts on maintaining its assets and conserving cash.  By the second quarter, all but one employee had been terminated in accordance with Company policies and employment contracts. The Directors waived their annual retainer and other cost reduction strategies were aggressively pursued.  The Company also continued to pursue strategic alternatives for both the Bear Lodge REE Project and the Sundance Gold Project.  As the gold price increased during the 2016, the interest from third-parties in the Sundance Gold Project increased.

On October 20, 2016, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), executed an asset purchase agreement (the “Asset Purchase Agreement”).  On October 26, 2016, the Company and Whitelaw Creek closed the transactions contemplated by the Asset Purchase Agreement, pursuant to which the Company sold to Whitelaw Creek for approximately $600 in cash approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project (the “Land Sale”).  The Company has the right to repurchase the land (i) for $900 within three years following the Land Sale or (ii) for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale, in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.  Payment of any common shares of the Company is subject to a beneficial ownership limitation for Whitelaw Creek and its affiliates collectively of 9.9% of the then-current total number of outstanding common shares of the Company, and in no event may the portion of the

Repurchase Price paid in common shares of the Company exceed 5 million shares.  Valuation of the common shares of the Company for purposes of payment of the Repurchase Price is based on the 10-day volume-weighted average closing price of such shares as of the closing date of the Land Sale, subject to certain conditions.

Plans for 2017

We have limited cash resources on hand, and as reported above, have reduced staff to one executive employee and have implemented measures to conserve our remaining cash.  The Company has narrowed the focus of its activities to only the very highest priority items that we believe have the greatest potential to preserve the value of the Projects and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, such as off-take agreements, joint ventures, and the potential sale of various assets and/or part or all of the Projects.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE products

REEs are used in computers, cellular telephones, television screens, wind turbines, fuel cells, magnetic refrigeration technologies, energy-efficient lighting, petroleum-refining catalysts and numerous other modern specialty technologies including military applications.  REEs are also used in hybrid-electric vehicles and all-electric vehicles, many of which contain REE-bearing nickel-metal-hydride batteries and REE “super” magnets within electrical motors and generators.  Prices of REEs are affected by the supply and demand fundamentals of the market.

Trends affecting REE Supply, Demand and Prices

Global REE supply continues to be dominated by production from China, which produced an estimated 90% of the world’s REE output in 2016. Illegal or unauthorized Chinese REE production remained one of the main themes for China, accounting for 44,000 to 46,000t REO, around one-third of global production. China, once again announced plans to crack down on illegal mining. China’s exports increased by almost 50% in 2016, most of which was lanthanum and yttrium and other rare earth compounds excluding cerium. The Baiyun Obo iron ore mine was historically responsible for about one-third of global rare earth production remained closed.

Following the WTO ruling against Chinese trade practices, in May, 2015, China eliminated its export taxes on rare earths and replaced them with a system of ad valorem taxes. REE export prices immediately declined to approximate Chinese domestic prices for most REEs and continued to decline during 2016. During the first two months of 2017 this trend appears to have reversed and China has announced recent price increases for neodymium and praseodymium.

Rare earth production in the rest of the world, though only 10% of estimated 2016 production, is expected to grow as Lynas Corporation (“Lynas”) expands production. In 2016, Lynas reached its Phase I design production capacity of 11,000 tonnes per annum while Molycorp’s Mountain Pass operation remained on care-and-maintenance under bankruptcy protection.

The global economy and the speed of technological innovation play key roles in the continuation and pace of increased demand for REEs.  If the global economy experiences a prolonged period of modest growth, then the projected increases in total REE product demand will occur at a similar pace except for the demand for permanent rare earth magnets, which are expected to outstrip overall growth. Nd and Pr are expected to remain in relatively short supply for the next few years.  Several market experts believe that demand growth for some REEs is supply constrained (e.g., magnet materials are often mentioned) and that an increase in global availability and production of these rare earths could accelerate demand growth.  Since REEs are used for many new technologies, the pace of technology innovation could also continue to boost REE demand.

Overall rare earth prices remained subdued in 2016, with one non-Chinese producer reporting lower prices in the second half of 2016 including NdPr (10 percent decline). While all rare earth producers have faced challenging market conditions for the last 18-24 months, market demand growth has remained positive. Demand for rare earth permanent magnets using NdPr has continued to grow reflecting continued demand in technology, consumer products, and military applications.

In the first months of 2017, there have been some signs of improving trends in published market prices for NdPr.

Supply and demand factors for REE products that could positively impact REE prices include the following, among other factors:

?

the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly large off-shore installations;

?

the use of Sm in high-performance Sm-cobalt permanent magnets;

?

the use of La and Ce for NiMH batteries that are utilized in hybrid and electric vehicles;

?

the use of Eu, Tb, Y and Ce in the production of compact fluorescent and LED light bulbs;

?

the use of high-strength NdFeB magnets in the miniaturization of electronic products;

?

the use of La in FCCs by refineries processing lower quality crude oil that consumes greater quantities of the catalysts;

?

the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gases, (“GHGs”) by the United States, China and the European Union;

?

China consolidating its REE industry and closing small, inefficient and polluting REE producers;

?

the stockpiling of certain REE products, tightening control of export volumes through licensing and increases in production taxes by China;

?

changes in trade policies, including changes in taxes or import duties for REE materials by the U.S. government;

?

the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;

?

the continued research and commercialization of new applications for REE products; and

?

the rising costs in China due to stricter environmental controls and rising wages.

Supply and demand factors for REE products that could negatively impact REE prices include the following, among other factors:

?

the potential for oversupply of certain REEs due to new production outside of China and/or increased exports from China;

?

strong demand for selected REEs like magnet materials, driving overproduction of other co-product REEs and creating oversupply conditions for the less desired REEs;

?

the potential substitution of other materials for high-priced REEs;

?

economization by intermediate and end-users to reduce their usage of REEs in end-products;

?

the potential for increased recycling of high-priced REEs;

?

continued low oil, gas and coal prices that could reduce the demand for technologies using REEs;

?

static or lower global economic growth, reducing overall demand growth for REEs; and

?

potential by-product production of REEs that may increase supply irrespective of the normal economics of REE production.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the Bear Lodge REE Project may be impacted by global supply and demand and future prices of REEs.

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

In 2016, China accounted for an estimated 90% of global REE production and 60% of worldwide demand.  While REE projects exist outside of China, current non-Chinese production is relatively limited.  Further, even though one large mine outside of China is in production, it is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese producers a competitive advantage in controlling the supply and processing of REEs and an opportunity to reduce prices to discourage competition.  Any increase in the amount of REEs exported from other nations increases competition and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, the Company may not be able to compete effectively against current and future competitors.  See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We plan to rely on a combination of trade secret protection, nondisclosure agreements, trademarks and patents-pending to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2016, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology and (3) separation of cerium from bulk REEs in an SX process. Two of these provisional applications were converted to a single utility application and an application under the international Patent Cooperation Treaty (“PCT”). This PCT application was nationalized in several foreign jurisdictions in 2015. During 2015, we converted another one of these provisional applications into a single utility application and an application under the PCT, and combined another three of these provisional patent applications into a single PCT application that also designates the United States for patent protection. It is our intention that this PCT application will be filed in the United States and several foreign jurisdictions in the first half of 2017. If allowed, a U.S. patent granted from the utility patent application would have a term of 20 years measured from the filing date of the utility patent application. See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential.

ENVIRONMENTAL REGULATION

Our exploration and planned development and mining activities are subject to extensive and costly environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation.  Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance, fines and penalties, clean-up costs and other environmental damages.  Also, unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect.  Environmental legislation has evolved in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.  Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits.  The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”), Bearlodge Ranger District, Sundance, Wyoming.  The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality.  We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed.  As of December 31, 2016, the Company was able to reduce its surety bond with the state of Wyoming from $430to $241, a reduction of $189.  Prior to operating, we will require several other permits and licenses including those issued by the Nuclear Regulatory Commission (the “NRC”), U.S. Army Corps of Engineers and others.

In 2009, the EPA announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases the owner or operator from the CERCLA Section 108(b) regulations.  If such requirements are retained in the final rule, they could require significant additional financial assurance for our Projects, which could have a material adverse effect on our project development and business operations.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  During the year ended December 31, 2016, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2016, we had one full-time employee and no part-time employees as a result of the Company’s cost containment measures. Our employee is not covered by collective bargaining agreements. The remaining activities are being provided through consulting or service agreements with third-parties as needed.

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

Our reports and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549.  Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.  The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  You may access our reports filed on SEDAR by accessing the Company’s profile on SEDAR’s website at www.sedar.com.

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

We incurred net losses of $3,426 and $9,768 during the fiscal years ended December 31, 2016 and 2015, respectively.  Our accumulated deficit at December 31, 2016 was $126,574.  In addition, we have limited financial resources.  As of December 31, 2016, we had cash and cash equivalents of $927 and working capital of $791.

We have no revenues from operations, and we anticipate that we will have no operating revenues until we place the Bear Lodge REE Project into production.  Furthermore, we do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, merger or other strategic transaction.  However, there is no assurance that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations beyond the next 12 months, after the filing date of this Annual Report, as a going concern.  Ultimately, in the event that we cannot obtain additional financial resources or a strategic transaction, we may have to liquidate our business interests and investors may lose their investment.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2016, refer to the substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We do not have sufficient cash to fund planned operations and meet obligations beyond the next 12 months, after the filing date of this Annual Report, without raising additional funds.

Liquidity and Insolvency Risk

The Company’s ability to continue as a going concern is dependent upon the ability of the Company to obtain additional financing or other satisfactory arrangements for the development of our Projects and to curtail expenditures to fund its operating expenses until development and production allows it to be self-sufficient. The Company’s cash is insufficient to meet its operational requirements beyond the next 12 months, after the filing date of this Annual Report. The Company is exploring financing and other strategic transactions. Other strategic transactions may involve the commencement of proceedings under applicable restructuring legislation or liquidating some or all of the Company’s assets. Failure to obtain additional financing or other strategic relationships could result in delay or indefinite postponement of further exploration and development activities, the loss of the Company’s interests in the Bear Lodge Property and the impairment of the Company’s ability to continue as a going concern or to implement any or all of its strategic plans, which could result in a total loss of investment for investors in the Company.

We may elect to deregister our common shares under the Exchange Act.  Deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

Due to the relatively high cost of being a public company in the United States, our Board of Directors may elect to voluntarily deregister our common shares under the Exchange Act and suspend our reporting obligations in the United States, possibly in combination with an effort to list our common shares on the TSX Venture Exchange or another securities exchange.  No definitive Board approval of deregistration has taken place, but after the filing of this Annual Report, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.  If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15.  We believe that we are eligible to deregister under the Exchange Act.  If we were to file a Form 15, we expect that our common shares, which currently trade on the OTCQB, would not continue to be quoted on the OTCQB.  Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our shareholders except as may be required by applicable laws or stock exchange rules.  As a result of the foregoing factors, deregistration would result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares. If the Company elects to deregister under the Exchange Act, it is our current intention to list our securities on the TSX Venture Exchange, subject to acceptance by the exchange.

Market factors outside of our control could have significant adverse impacts on our business, operations and/or prospects.

Operating in the volatile and cyclical natural resource industry subjects us to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business.  Such factors could include significant price declines for key rare earth materials, inflationary impacts on capital and operating costs, public opposition, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for key rare earth products, and unforeseen regulation or geopolitical factors that broadly impact the industry.  To the extent that such factors affect attitudes toward investments in the natural resource sector generally or the rare earths industry specifically, they could affect our ability to raise the additional capital needed to continue to advance our Projects and business plan.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible.  The economic feasibility of exploration and development projects is based on many factors, such as the following:

?

completion of feasibility studies to further verify Mineral Resources and establish Mineral Reserves and commercial viability;

?

the timing and cost, which can be considerable, of further exploration, preparation of feasibility studies, and permitting and construction of infrastructure, mining, beneficiation and processing facilities;

?

our ability to utilize our proprietary process technologies, which could encounter problems or costs in scale-up;

?

securing a commercially viable sales outlet for our REE products;

?

the potential need to enter into joint venture or other partnership arrangements to develop the Projects;

?

the availability and costs of equipment and skilled labor, as required;

?

the availability and cost of appropriate processing and/or refining arrangements, if required;

?

compliance with environmental and other governmental approval and permit requirements;

?

the availability of funds to finance exploration, development and construction activities, as warranted;

?

future prices for rare earth minerals and gold;

?

potential opposition from non-governmental organizations, environmental groups or local groups or inhabitants that may delay or prevent development activities;

?

potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials or supplies;

?

potential shortages of mineral beneficiation, processing, construction or other facilities-related equipment or supplies; and

?

the ability to attract and retain talent for development and operation of the Bear Lodge REE Project and the Sundance Gold Project.

It is common in exploration programs and in development, construction and mine start-up to experience unexpected problems and delays.  Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing minerals from our  Projects at all or in the anticipated timeframe.

We have suspended our federal and state permitting progression and there is a risk to resumption of the efforts in a timely and cost effective manner.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process.  Our ability to obtain financing or attract a strategic partner to fund the continuation of the permitting is uncertain.  If we are unable to timely progress our permitting while the information is still deemed adequate by the agencies, we may have to restart the permitting process which would be time consuming and costly.

Joint ventures and other partnerships may expose us to risks.

We are currently seeking to secure joint ventures or other partnership arrangements with other parties in relation to the development of our Projects. Although such arrangements may lessen our financial burden in exploring and developing the Projects, they will likely also dilute our interest therein or affect our ability to control development of the Projects.  Further, any failure of such joint venture or other partners to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture and, in turn, on our business performance and on our ability to develop the  Projects.

Subject to further financing, we expect to commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

We completed a PFS for our Bear Lodge REE Project in October 2014 that updated our Mineral Resource estimate and refined our process technology at that time.  Subject to further financing, we anticipate we will resume work on the FS in 2017.  The results of this study are uncertain and may indicate project economics that are more or less favorable than previously reported.  As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS.  As a result, we may need to update our beneficiation and/or processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project.  This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible.

Our viability as a rare earth company depends on the financing, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

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

We have estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS, dated October 9, 2014, at approximately $290,000.  Our FS, once completed, may suggest that our actual costs may be higher than we presently anticipate, which could make it more difficult to finance the Project or to successfully establish mining operations at the Bear Lodge REE Project.

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

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices then increased significantly during 2010 and most of 2011 only to again experience declines from 2012 through 2016.  Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

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

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.  REE supply markets continue to be dominated by production from China, which produced an estimated 90% of the global REE production in 2016.  China also dominates the manufacture of metals, NdFeB magnets and other products from rare earths.  The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs.  Advanced technology in recycling REEs may also impact supply and prices.  Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, we may not be able to compete effectively against our future competitors.

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

We plan to rely on a combination of trade secret protection, nondisclosure agreements, trademarks and patents-pending  to establish and protect our proprietary intellectual property rights.  We utilize trade secret protection, patent-pending filings, and nondisclosure agreements to protect our proprietary rare earth technology.  As of December 31, 2016, we had filed six U.S. provisional patent applications relating to rare earth processing and separation methods.  Two of these provisional applications were converted to a single utility application and an application under the international PCT.  This PCT application was nationalized in several foreign jurisdictions in 2015.  Also during 2015, we converted another one of these provisional applications into a single utility application and an application under the PCT, and combined another three of these provisional patent applications into a single

PCT application that also designates the United States as the jurisdiction for patent protection.  It is our intention that this PCT application will be filed in the United States and several foreign jurisdictions in the first half of 2017.  These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms.  In addition, our intellectual property could be subject to infringement or other unauthorized use outside of the United States.  In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as does the United States.  Unauthorized use of our intellectual property rights or inability to preserve existing intellectual property rights could adversely impact our competitive position or results of operations.  The loss of our patents could reduce the value of the related products.

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

Unless otherwise indicated, our Mineral Resources are based upon estimates made by independent geologists.  When making determinations about whether to advance the Bear Lodge REE Project or the Sundance Gold Project to development, we must rely upon such estimated calculations as to the quantity and grades of mineralization on the property as well as estimates about mining and processing costs and future prices.  Until mineralized material is actually mined and processed, Mineral Resources and grades of such mineralization must be considered estimates only, which may prove to be unreliable.

Because we have not completed a FS on the Bear Lodge REE Project and have not commenced actual production, mineralization estimates, including Mineral Resource estimates, for the Bear Lodge REE Project may require adjustments, including potential downward revisions.  In addition, the grade of material ultimately mined, if any, may differ from that indicated in our Mineral Resource estimates or in future feasibility studies. The Sundance Gold Project is in the exploration stage and it is too early to estimate the gold production potential of the property.

Our Mineral Resource estimates for the Bear Lodge REE Project have been determined based on assumed cut-off grades that depend upon estimated REE prices, recovery rates and project operating costs.  Any significant change in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of our Bear Lodge REE Project.

We are subject to significant governmental regulations, including permitting, licensing and approval processes that affect our operations and could impact the cost and timing of conducting our business.

Our current and future activities will be governed by laws and regulations, including the following among others:

?

laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;

?

laws and regulations related to exports, taxes and fees;

?

labor standards and regulations related to occupational health and mine safety;

?

laws and regulations relating to environmental protection concerning waste management, transportation, and disposal of toxic and radioactive substances, land use and the protection of threatened and endangered species; and

?

other matters.

We believe that we hold, or are in the process of obtaining, all licenses and permits necessary to carry on the activities we currently are conducting or propose to conduct in the near term under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.

There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration, development and mining activities, including constructing mines and/or beneficiation and processing facilities, and commencing operations at the Bear Lodge REE Project.  In addition, if we proceed to production on the Bear Lodge REE Project, we must obtain and comply with permits and licenses that may contain specific operating or other conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Our Sundance Gold Project, previously in the active exploration stage, but on hold since 2014, does not currently have any of the permits or licenses that would be necessary to carry on further activities on the project.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities.  Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage relating to mining activities and may be subject to civil or criminal liability, fines or penalties imposed for violations of applicable laws or regulations.  Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations, cause increases in capital expenditures or production costs, or require abandonment or delays in the exploration of the Sundance Gold Project or the development of the Bear Lodge REE Project.

Our activities are subject to environmental risks and compliance with environmental regulations that are increasing and costly.

Our business and activities are subject to environmental regulation in the jurisdictions in which we operate.  Environmental legislation at the local, state and federal level is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  These laws address emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  Compliance with environmental laws and regulations at the local, state and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities.  It is possible that future changes in these laws or regulations could have a significant adverse impact on our Projects or some portion of our business, causing us to reevaluate those activities at that time.

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

?

The National Environmental Policy Act of 1969 (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions.  Under NEPA, a federal agency must prepare an environmental impact statement detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.”  The U.S. Environmental Protection Agency will, and other federal agencies and any interested third parties can, review and comment on the scope of the EIS and the adequacy of and findings set forth in the draft and final EIS. As required, we began in 2012 to undertake the NEPA process for the Bear Lodge REE Project. However, we have since placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended, including the EIS process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely.

?

The NRC, pursuant to its authority under the Atomic Energy Act, oversees the regulatory framework governing the control of radioactive materials, including mining, beneficiation and processing of rare earth elements that contain radioactive source materials such as uranium and thorium.  The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required.  We are required to follow the regulations pertaining to a license application for the Bear Lodge REE Project.  The licensing process, including NEPA review relating to the NRC licensing, may cause delays or result in changes to the Project design to mitigate impacts as required under the license.

?

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

?

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

?

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

?

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

?

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

?

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

Climate change has become an important topic in public policy debate.  It is a complex issue, with the majority of scientific research suggesting that rising global temperatures are the result of an increase in GHGs.  A number of governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change.  For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment, which has allowed the EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act.  Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations.  Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations.  Despite the current administration’s apparent desire to focus less on climate change than the Obama administration, given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

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

Our success is currently largely dependent on the performance, retention and abilities of our directors, CEO and consultants.  The loss of the services of these persons could have a material adverse effect on our business and prospects.  There is no assurance that we can maintain the services of our directors, CEO, or other qualified personnel required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain “key man” life insurance policies on any of our  employee, directors or consultants.

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

Mineral exploration, development and mining involve various types of risks and hazards, including, but not limited to the following:

?

environmental hazards;

?

power outages;

?

metallurgical and other processing problems;

?

unusual or unexpected geological formations;

?

personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides and rock-bursts;

?

mineral exploration or mining accidents;

?

concentrate losses;

?

fluctuations in exploration, development and production costs;

?

labor disputes;

?

unanticipated variations in grade;

?

mechanical equipment failure;

?

periodic interruptions due to inclement or hazardous weather conditions; and

?

regulatory delays, curtailments or shutdowns.

These risks could result in damage to, or destruction of, mineral properties, production equipment, facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses or possible legal liability.  We may not be able to obtain insurance to cover these risks at economically feasible premiums or at all.  Insurance against certain environmental risks, including potential liability for pollution or other hazards resulting from the disposal of waste products from production, may be prohibitively expensive or not available.  Any losses we incur related to any significant events that are not covered by insurance policies may have a material adverse effect on our business.

Mineral exploration and development is highly speculative, and certain inherent risks could have a negative effect on our business.

Our long-term success depends on our ability to develop mineral deposits on existing properties that can then be developed into commercially viable mining operations.  Resource exploration is a highly speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production.  Substantial expenditures are required to establish Proven and Probable Mineral Reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining, beneficiation and processing facilities and infrastructure at any site chosen for mining.  The marketability of minerals discovered by us may be affected by numerous factors that are beyond our control and cannot be accurately predicted, such as market pricing fluctuations, the proximity and capacity of milling facilities, mineral markets demand, available supply and processing equipment, and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Any one or a combination of these factors may result in a failure to receive an adequate return on our investment capital.  The decision to abandon a project may have a material adverse effect on the market value of our common shares or our ability to complete future financings.

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

Although land reclamation requirements vary depending on the location and governing authority, such requirements generally are imposed on mineral exploration companies as well as companies with mining operations to minimize long-term effects of land disturbance.

Reclamation requirements may include the following, among other things:

?

control dispersion of potentially deleterious effluents;

?

reduce mine pit slope angles;

?

treat ground and surface water to drinking water standards; and

?

reasonably re-establish pre-disturbance vegetation and land forms.

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

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law of 1872.  If these proposed revisions are enacted, such legislation could change the cost of holding unpatented mining claims or could significantly impact our ability to develop mineralized material on unpatented mining claims.  Such bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose a fee on the amount of material displaced at a mine, (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iv) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (v) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws, (iv) replace the location of mining claims with federal leases for locatable minerals, and (vii) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.  Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in these proposed bills could adversely affect the potential for development of our unpatented mining claims, and could adversely affect our ability to operate or our financial performance.  The effect of any proposed revision of the General Mining Law on operations cannot be determined until enactment.  However, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

In 2009, the EPA announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases the owner or operator from the CERCLA Section 108(b) regulations.  If such requirements are retained in the final rule, they could require significant additional financial assurance, which could have a material adverse effect on our business operations.

In 2015, U.S. President Obama issued a Presidential Memorandum to the Secretary of Interior and other federal agencies requiring them to undertake rulemaking regarding avoidance, minimization, and compensation for impacts to natural resources, among other public lands impact items.  The U.S. Fish and Wildlife Service (the “FWS”) and the Bureau of Land Management (the “BLM”) released their final policies regarding mitigation of impacts to public lands and resources in December 2016.  The BLM’s regional mitigation strategy is designed to guide agency officials in avoiding and minimizing impacts of development on federal lands.  The strategy requires BLM officials to mitigate impacts “through a landscape-scale approach, utilize best management practices, maintain durability for mitigation measures, monitor mitigation measures for compliance and effectiveness, and adaptively manage mitigation measures. . . .”  The FWS’s new policy provides guidance to offset development impacts to at-risk species and their habitats.  The policy calls for mitigation measures, such as permittee-responsible mitigation, conservation banking, in-lieu fee programs, and habitat credit exchanges.  Any potential changes to the Obama Presidential Memorandum and resulting policies due to the transition in January 2017 to U.S. President Trump’s administration, or any impact from the policy on our Projects is uncertain.

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

We depend upon information technology systems in the conduct of our operations.  Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design.  Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information or the corruption of data.  Various measures have been implemented to manage our risks related to information technology systems and network disruptions.  However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

Because our success is highly dependent upon our employee, consultants and directors, we have granted to some or all of our key employee, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  We also issued warrants to purchase up to a total of 4,349,481 common shares in September 2013 and April 2015.  During September 2016, 1,472,557 warrants expired unexercised. As of December 31, 2016, there were 2,876,924 common share purchase warrants and 3,694,900 stock options outstanding, which, if exercised, would result in an additional 6,571,824 common shares being issued and outstanding, which equals approximately 12.4% of our common shares outstanding as of December 31, 2016.

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

We are subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  A broker-dealer may find it more difficult to trade, and an investor may find it more difficult to acquire or dispose of, our common shares on the OTCQB marketplace.  These factors could significantly negatively affect the market price of our common shares and our ability to raise capital.

We may have been a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2016, and may be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investor s in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may have been a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2016, and based on current business plans and financial expectations, we might be a PFIC for the year ending December 31, 2017, and in subsequent years.  We will use commercially reasonable efforts to provide information regarding our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.  Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC, as may be the case with our wholly owned subsidiary, Rare Earth Holdings, Ltd.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.  For additional information regarding PFIC tax consequences, see “Part II, Item 5. Passive Foreign Investment Company Rules.”

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

We control 100% of the mineral rights at the Bear Lodge Property, consisting of unpatented mining claims and a right of repurchase on adjacent private land.  We hold 499 unpatented mining claims located on land administered by the USFS. The Bear Lodge Property is located within parts of Sections 5, 7 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming.  All of the public property mining claims are unpatented, such that the paramount title to the land is held by the United States of America.  To be valid, an unpatented mining claim must contain a discovery of valuable mineral deposit.  In addition, claim maintenance payments must be timely paid on an annual basis and related documents must be filed annually with the Wyoming State Office of the BLM and recorded with the Crook County, Wyoming Clerk and Recorder to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met.  All of our Mineral Resources are located on mining claims that we hold.

On October 20, 2016, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), executed an asset purchase agreement (the “Asset Purchase Agreement”).  On October 26, 2016, the Company and Whitelaw Creek closed the transactions contemplated by the Asset Purchase Agreement, pursuant to which the Company sold to Whitelaw Creek for approximately $600 in cash approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project (the “Land Sale”).  The Company as the right to repurchase the land (i) for $900 within three years following the Land Sale or (ii) for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale, in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.

Our 100% interest in the 499 unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now a subsidiary of Freeport-McMoRan Copper Inc. (“Freeport”)) by way of a Mineral Lease and Option for Deed in 2000, and 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May 2010.  A portion of the Newmont-transferred claims had been held in a joint venture between Newmont and the Company since 2006 until such joint venture was terminated in May 2010.  A portion of the Newmont-transferred claims (i.e. approximately 327 claims) are subject to a perpetual 0.5% production Net Smelter Return (“NSR”) royalty on minerals except for rare earth minerals, which are excluded from any royalty obligation.  In addition, and in connection with the Newmont joint venture termination, we assumed all obligations of Newmont under a consulting agreement with Bronco Creek Exploration and Mining, Inc. (“Bronco Creek”) requiring us to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500 has been paid.  The claims covered by the Bronco Creek consulting agreement, which are located outside of the rare earth deposits, are further subject to a 0.25% NSR royalty with a cap of $3,000.  We located additional unpatented mining claims in 2011 and 2012, and now have a 100% interest in 499 total unpatented mining claims.

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

Exploration has been carried out on the Bear Lodge Property since 1949.  In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Bear Lodge Property since the discovery of mineralization.  No mining or operations were conducted at the Bear Lodge Property by any of the prior owners.

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

Additional local, state and federal permits will be required for exploration, mining, beneficiation and processing operations, should we decide to proceed with further exploration or  mine development and operations.

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

Exploration and Drilling

Historical exploration in the Bear Lodge district, including REE exploration carried out by the Company from 2004 through 2012, is summarized in the Technical Report.  Exploration activities carried out by the Company in 2013 through 2015 were limited as the focus turned to development drilling at the Bull Hill and Whitetail Ridge deposits.  These exploration activities included geochemical, geophysical, geological and mineralogical modeling of the district and individual deposits.

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

The 2015 condemnation program consisted of six rotary holes, and a total of 3,000 feet was drilled in September of 2015 to complete a program that was halted by the USFS in 2012 due to an archeological discovery.  The program evaluated the subsurface for carbonatite-hosted REE mineralization and followed up on gold mineralization discovered in 2010 within and adjacent to the proposed physical upgrade (“PUG”) site.  Based on results from the 2015 condemnation program, the PUG area is considered void of economic mineralization.

No drilling was performed in 2016.

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

REE mineralized bodies occur as dikes, veins, and stockworks within the Bull Hill and Whitetail deposit areas of the Bear Lodge Property.  The mineralization includes a well-defined, near-surface, oxidized FMR zone; a near-surface, oxidized, but incompletely leached, carbonatite zone (oxide-carbonate zone); a transitional or mixed zone (oxide + sulfide); and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone.  The oxide-carbonate and transitional zones were referred to collectively as a “transitional zone” in some prior news releases and technical reports.  The mineralized zones were subsequently sub-classified, based on key characteristics of those zones.  The FMR dikes and veins contain no matrix carbonates or sulfides.  The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) show near-complete leaching from the zone, which ranges from the surface to depths of about 90–150 meters.  The oxide-carbonate zone generally occurs beneath the oxide zone but approaches the surface locally in select dikes.  It is characterized by the near absence of sulfides, with the residual iron oxides formed during almost complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite) and the REE mineral, ancylite (a hydrous Sr-REE carbonate).

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

Prefeasibility Study

In 2013 and 2014, we worked on optimizing the Bull Hill Mine plan, the mineral process methods and the Bear Lodge REE Project economics.  This resulted in the Company undertaking and completing an updated PFS to reflect these significant changes.

The Company’s PFS as reported in the Technical Report for the Bear Lodge REE Project was authored principally by Norda Stelo, formerly Roche Engineering Inc. (“Roche”), which undertook the process engineering and mine and mill capital and operating cost estimation for the Bear Lodge REE Project at that time.

The technical report for the Bear Lodge REE Project dated October 9, 2014 is titled “Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101; Pre-Feasibility Study Report; Technical Report on the Mineral Reserves and Resources and Development of the Bull Hill Mine” (the “Technical Report”) and is available under our profile at www.sedar.com.  The Technical Report was authored by Peter S. Dahlberg P.E. of Roche in Sandy, Utah, and all sections of the Technical Report were prepared under his supervision. Mr. Dahlberg is an independent Qualified Person, as defined by NI 43-101.  Other Qualified Persons, as defined by NI 43-101, who participated in the preparation of the Technical Report are Jaye T. Pickarts, P.E., former Chief Operating Officer of Rare Element, who confirmed that the NI 43-101 and Form 43-101F1 documents and Items 4, 5, 6, 19, and 20 of the Technical Report were prepared in compliance with the instrument and form; Alan C. Noble, P.E. of Ore Reserves Engineering in Lakewood, Colorado, who contributed to the preparation of Chapters 7, 8, 9, 10, and 14 of the Technical Report; William L. Rose P.E. of WLR Consulting Inc. in Lakewood, Colorado, who contributed Item 15 and portions of Item 16 (subsections 16.1, 16.2, 16.3 and 16.4) of the Technical Report; and Jeffrey A. Jaacks C.P.G of Centennial, Colorado, who contributed Chapter 11 of the Technical Report, all under the supervision of Mr. Dahlberg, the primary author.

The PFS estimated initial capital costs of approximately $290,000 and life-of-mine capital costs (including sustaining capital) of approximately $453,000.

Permitting Progress

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project.  This process is essential to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the Plan of Operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013.  The USFS selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work.  The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative.  The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies.  On January 22, 2016, the Board of Directors directed the Company to continue to conserve cash due to the current difficult market conditions and suspend all permitting and licensing efforts, including the EIS process.  The Company notified the USFS and cooperating agencies, the NRC and the state of Wyoming of its decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. Assuming permitting efforts resume within a reasonable time, the final EIS and draft Record of Decision (ROD), the decision document that establishes the acceptable operating conditions, would be expected within 18 to 30 months.

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

Rare Element’s field programs prior to 2014 were carried out under the supervision of Dr. James G. Clark, formerly the Company’s Vice President of Exploration. Dr. Clark is a senior geologist and previously was exploration supervisor for Hecla Mining Company during the late 1980s and early 1990s, and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill resource area.  In 2014, John T. Ray, the Company’s Chief Geologist and a Qualified Person as a SME Registered Member, directed our exploration efforts.  Mr. Ray was a consultant to Newmont Mining Company during its operations in the Bear Lodge REE Project area from 2004 to 2010.  A detailed QA/QC program was implemented for the 2007 through 2013 drill programs.  The QA/QC program was organized by Dr. Jeffrey Jaacks. Drs. Jaacks and Clark verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering.  They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy and Mineralization

The Mineral Resource size is sensitive to an assumed cut-off grade and to metallurgical operating costs.  The mineable pit includes the known Measured and Indicated (M&I) Mineral Resource as disclosed in the Technical Report and is inclusive of the adjacent Whitetail Resource Area that extends towards the northwest.

A PUG plant, located within the Bear Lodge REE Project area, is designed to maximize concentration of the rare earth minerals and produce a mineral concentrate using a crushing, screening, and gravity separation process depending on the material type.  The PUG process is designed to concentrate the rare earth-bearing fines and reduce the physical mass.  There are areas of the mineable pit that contain variable amounts of weathered oxide material or oxide-carbonate (OxCa) mineralized material, and that contain variable grades of stockwork mineralization adjacent to the higher-grade material.  Each of these material types will have a different upgrade percentage and mass reduction in the PUG circuit.  The mining plan anticipates exploitation of a distinct high-grade zone early in the Bear Lodge REE Project that will allow for preferential mining in the initial years of the mine.  Low and mid-grade material will also be mined and stockpiled for future PUG processing.

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

The discovery of these target areas indicates good potential for additional deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear to be particularly enriched in HREE.

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  The Gold Project consists of 288 unpatented lode mining claims adjacent to the Bull Hill Rare Earth Project in Crook County, Wyoming.

On June 1, 2006, Paso Rico (USA), Inc. (Company predecessor) and Newmont signed the Sundance gold-exploration venture agreement (Venture) on the Company’s Bear Lodge Property. Newmont spent approximately $2.85 million in exploration by May 2010 and chose to terminate the Venture prior to earning any interest and returned the original claims to Paso Rico, predecessor company to Rare Element Resources, Inc. In addition, Newmont transferred 327 unpatented lode mining claims held outside the Venture to the Company. Newmont continues to hold a 0.5% NSR royalty on the 327 claims it previously held independent of the Venture.

In addition, and with respect to the Newmont Venture termination, the Company assumed all obligations of Newmont in a Consulting Agreement with Bronco Creek Exploration and Mining, Inc. requiring the Company to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500 has been paid. The claims covered by the Consulting Agreement are also subject to a 0.25% Net Smelter Returns Royalty with a cap of $3,000. The finder’s fee obligation is not yet achieved. There was no exploration work in 2015 or 2016 for the Gold Project and no exploration work is currently planned in 2017. The Company is in the process of evaluating its options related to the Gold Project, including a potential joint venture, sale or disposition.

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

Pursuant to Section 1503(a) of the Dodd–Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended December 31, 2016, the Company was not subject to regulation by MSHA under the Mine Act.

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

The following table sets forth the intraday high and low sales prices of our common shares for each quarterly period:

Period	High US$	Low US$

Fiscal year ended December 31, 2016
First Quarter	0.28	0.06
Second Quarter	0.14	0.08
Third Quarter	0.11	0.06
Fourth Quarter	0.09	0.03

Fiscal year ended December 31, 2015
First Quarter	1.06	0.24
Second Quarter	0.89	0.42
Third Quarter	0.48	0.28
Fourth Quarter	0.33	0.15

As of March 15, 2017, the closing price per share for our common shares as reported by the OTCQB marketplace was $0.29.

As of March 15, 2017, we had 52,941,880 common shares issued and outstanding, held by approximately 42 shareholders of record.

DIVIDEND POLICY

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2016, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2016, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: our 10% Rolling Stock Option Plan (the “RSOP”) which was adopted by our shareholders on December 2, 2011.

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as at December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,694,900	$0.94	1,599,288
Equity compensation plans not approved by security holders	-	-	-
Total	3,694,900	$0.94	1,599,288

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding option awards held by the NEO of the Company as of December 31, 2016.  All grants were made under the RSOP.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Randall J. Scott	–	200,000	0.04	12/29/2021
	100,000	50,000	0.04	12/13/2021
	100,000	–	0.32	1/22/2020
	75,000	–	1.24	12/17/2018
	85,000	–	3.61	12/20/2017

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

We may have been a PFIC for the period ended December 31, 2016, and may be a PFIC in subsequent years.  The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties.  Accordingly, we cannot provide certainty to U.S. Holders that we were or were not a PFIC for the period ended December 31, 2016, or any future year.  We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

Alternatively, a U.S. Holder of common shares may elect to recognize any gain or loss on its common shares on a mark-to-market basis at the end of each taxable year, so long as the common shares are regularly traded on a qualified exchange.  The OTCQB marketplace, on which our common shares currently trade, is not a qualified exchange for this purpose.  Therefore, we do not believe that our common shares are regularly traded on a qualified exchange for PFIC purposes, and we provide no assurance that our common shares will be regularly traded on a qualified exchange for this or any subsequent year in which we may be a PFIC.

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

Special adverse rules apply to U.S. Holders of our common shares for any year in which we are a PFIC and own or dispose of shares in another corporation that is also a PFIC (a “lower-tier PFIC”), as might be the case with our wholly owned subsidiary, Rare Element Holdings, Ltd.  A U.S. Holder who owned our common shares while we were a PFIC will be taxable under the excess distribution rules described above with respect to any gain that we recognize from a disposition of shares in a lower-tier PFIC, or if the U.S. Holder disposes of all or part of its common shares.  Moreover, a QEF election or mark-to-market election that is made for our common shares would not apply to a lower-tier PFIC.  While a separate QEF election may be made for a lower-tier PFIC, we may not be in possession of and thus may not be able to provide the financial information to U.S. Holders that would allow them to make a QEF election for any lower-tier PFIC.  A mark-to-market election generally may not be made with respect to a lower-tier PFIC.

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

If we are not a PFIC in the taxable year in which we pay a dividend or the immediately preceding taxable year, dividends received by individual U.S. Holders will be taxed to such U.S. Holder at the rates applicable to long-term capital gains as “qualified dividend income” if (i) we are eligible for benefits of the Treaty or (ii) our common shares are readily tradable on an established securities market.  We have not determined if we are eligible for such benefits, and our common shares are not currently readily tradable on an established securities market.  However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if the U.S. Holder has not held its common shares for at least 61 days during the 121-day period beginning 60 days before the ex-dividend date (or as noted above, if we are a  PFIC for the taxable year in which the dividend is paid or in the preceding taxable year).

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

Dividend payments made with respect to our common shares and proceeds from the sale or other disposition of our common shares may be subject to information reporting requirements and to U.S. backup withholding.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Item 1A. Risks and Uncertainties” and elsewhere in this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report.  This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 15, 2017.  This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

We have limited cash resources on hand, have reduced staff to one executive employee and have implemented measures to conserve our remaining cash.  The Company has narrowed the focus of its activities to only the very highest priority items that we believe have the greatest potential to preserve the value of the Projects and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements, joint ventures, and the potential sale of various assets and/or part or all of the Projects.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Summary

Our consolidated net loss for the year ended December 31, 2016 was $3,426, or $0.07 per share, compared with our consolidated net loss of $9,678, or $0.19 per share, for the same period in 2015.  For the year ended December 31, 2016, the decrease in consolidated net loss was primarily the result of a decrease in exploration and evaluation expenses of $4,676, a decrease in corporate administration expenses of $1,436, and a positive variance of $476 related to currency translation, partially offset by an impairment charge of $407.

Exploration and evaluation

Exploration and evaluation costs were $394 for the year ended December 31, 2016, compared with $5,070 for the same period in 2015. The decrease from the prior period was the result of decreased activities on the Bear Lodge REE Project as we suspended the majority of permitting activities while continuing the work necessary to maintain our assets.

Corporate administration

Corporate administration costs decreased to $2,606 for year ended December 31, 2016, compared with $4,042 for the same period in 2015, a decrease of $1,436.  During the year ended December 31, 2016, corporate administration includes one-time severance expenses incurred in placing the Bear Lodge REE Project on care-and-maintenance and severing all but one of our full-time employees. Absent this non-recurring cost of approximately $950, corporate administration costs would have been lower by approximately $1,656 for the year ended December 31, 2016. Corporate and administrative costs for the year ended December 31, 2016, included a voluntary delisting from the NYSE MKT and listing our common shares on the OTCQB, outside legal expenses relating to our regulatory and proprietary patent-pending filings, and completing the remaining office lease obligations at our Lakewood, Colorado location.  We continue to seek opportunities to further reduce corporate overhead and administration costs, including outsourcing of certain additional administrative functions.

Non-operating income and expenses

Impairment charges

On October 20, 2016, we executed an Asset Purchase Agreement whereby the Company agreed to sell its Section 16 real property to a private party, retaining a five-year repurchase option. We evaluated the carrying value of Section 16 based on the sale price of $600. As a result, we reduced the carrying value of the land by $380 to $600 in the third quarter of 2016. On October 26, 2016, the parties closed the asset sale, and the Company received net proceeds of approximately $595. Additionally, As the Bear Lodge Property is on care -and-maintenance, we have recorded an impairment charge of $27 for the year ended December 31, 2016 to reduce the capitalized acquisition costs to zero.

There were no similar impairment charges in 2015.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $3,637 for the year ended December 31, 2016, as compared with $9,335 for the same period in 2015.  The decrease in cash used of $5,698 from the prior period was primarily the result of decreased spending on exploration and evaluation activities and corporate administration expenses, partially offset by timing in vendor payments affecting accounts payable.

Investing Activities

Net cash provided by investing activities was $83 for the year ended December 31, 2016, as compared with net cash used of nil for the same period in 2015. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Financing Activities

Net cash provided by financing activities was $595 for the year ended December 31, 2016 and net cash provided by financing activities was $3,077 for the year ended December 31, 2015.  The cash received in 2016 was the result of closing the sale on October 26, 2016 of approximately 640 acres on non-core real property located in Crook County, Wyoming (Section 16 real property).  The cash received in the 2015 period was the result of the Company’s registered direct offering, which closed on April 29, 2015.

Liquidity and Capital Resources

At December 31, 2016, our total current assets were $1,008, compared with $4,053 at December 31, 2015.  The decrease of $3,045 is primarily due to a decrease in the combination of cash and cash equivalents of $2,954 due to funding operations as well as reduced prepaid expenses of $91.

Our working capital at December 31, 2016 was $791, compared with working capital of $2,992 at December 31, 2015.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances as we pursue additional financings, asset sales and/or strategic alternatives, including joint ventures and the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project.  We continue to seek further opportunities to reduce corporate overhead and administrative costs, including outsourcing of additional administrative functions.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, strategic transaction, or sale of various assets and/or one or both of the Projects. However, there is no assurance that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations beyond the next 12 months, after the filing date of this Annual Report, as a going concern.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2016, refer to the substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We do not have sufficient cash to fund planned operations and meet obligations beyond the next 12 months, after the filing date of this Annual Report, without raising additional funds.

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

Contractual Obligations

As of December 31, 2016 we had no material contractual obligations required to be disclosed in this Annual Report.

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

Stock-based compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period.  The Black-Scholes option valuation model is used to calculate fair value.

We account for stock-based compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15, “Equity,” which require that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis.  For stock options granted to non-employees, the fair value of the stock options is also estimated using a Black-Scholes valuation model.

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

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, guaranteed investment certificates that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of December 31, 2016.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rare Element Resources, LTD

Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Rare Element Resources Ltd. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity, and for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rare Element Resources Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had no revenue since inception, has incurred significant recurring losses, and has inadequate liquidity to support future operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

March 29, 2017

Denver, Colorado

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2016	2015
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 927	$ 3,881
Prepaid expenses and other	81	172
Total Current Assets	1,008	4,053

Equipment, net	106	227
Investment in land	600	980
Mineral properties	–	27
Total Assets	$ 1,714	$ 5,287

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 65	$ 909
Asset retirement obligation	152	152
Total Current Liabilities	217	1,061

Asset retirement obligation	205	205
Repurchase option	600	–
Total Liabilities	1,022	1,266

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding December 31, 2016 and 2015 – 52,941,880	103,640	103,640
Additional paid in capital	23,626	23,529
Accumulated deficit	(126,574)	(123,148)
Total Shareholders’ Equity	692	4,021

Total Liabilities and Shareholders’ Equity	$ 1,714	$ 5,287

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Year Ended December 31,
	2016	2015
Operating income and (expenses):
Exploration and evaluation	$ (394)	$ (5,070)
Corporate administration	(2,606)	(4,042)
Depreciation	(38)	(118)
Impairment of land and mineral property	(407)	–
Total operating expenses	(3,445)	(9,230)

Non-operating income and (expenses):
Interest income	–	28
Loss on currency translation	–	(476)
Other income	19	-
Total non-operating income (expenses)	19	(448)

Net loss	$ (3,426)	$ (9,678)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.07)	$ (0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,491,880	51,234,725

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (3,426)	$ (9,678)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	38	118
Asset retirement obligation	–	(9)
Impairment of land and mineral property	407	–-
Stock-based compensation	97	254
	(2,884)	(9,315)
Changes in working capital:
Prepaid expenses and other	91	170
Accounts payable and accrued liabilities	(844)	(190)
Net cash and cash equivalents used in operating activities	(3,637)	(9,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	88	–
Net cash and cash equivalents provided by investing activities	88	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Share issuance, net	–	3,077
Repurchase option	595	–
Net cash and cash equivalents provided by financing activities	595	3,077

Decrease in cash and cash equivalents	(2,954)	(6,258)
Cash and cash equivalents – beginning of the period	3,881	10,139
Cash and cash equivalents – end of the period	$ 927	$ 3,881

Supplemental disclosure with respect to cash flows – Note 9

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	47,707,216	$ 100,652	$ 23,186	$ (113,470)	$ 10,368

Shares issued:
For private placement	5,230,770	2,985	91	-	3,076
Exercise of options	3,894	3	(2)	-	1
Stock-based compensation	-	-	254	-	254
Net loss for the period	-	-	-	(9,678)	(9,678)
Balance, December 31, 2015	52,941,880	$ 103,640	$ 23,529	$ (123,148)	$ 4,021

Stock-based compensation	-	-	97	-	97
Net loss for the period	-	-	-	(3,426)	(3,426)
Balance, December 31, 2016	52,941,880	$ 103,640	$ 23,626	$ (126,574)	$ 692

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

1.  NATURE OF OPERATIONS

Rare Element Resources Ltd. ( “we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge REE Project and the Sundance Gold Project both located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Sundance Gold Project contains an inferred mineral resource primarily composed of three main gold targets within the area of the Bear Lodge Property. Based upon prior economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011.

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

More recently, with gold markets improving, the Company has turned its attention to the gold potential of the Bear Lodge Property.  The area with gold potential is mostly separate from the known rare earth deposits, including the Bull Hill deposit.  However, there may be significant gold occurrences in some of the identified satellite rare earth deposits.  Only further exploration will define the extent of overlapping occurrences, if any. Several parties have expressed an interest in exploring the gold potential of the Bear Lodge Property, and the Company is currently considering alternative proposals.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of these financial statements.  The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs with existing cash on hand, asset sales, strategic alliances and potential issuances of common stock. There can be no assurance that we will be able to raise the necessary financing or complete a strategic transaction on acceptable terms or at all.  In order to continue as a going concern and/or preserve shareholder value, we may have to liquidate our assets. If the Company decides to sell part or all of its assets, the sale proceeds may be less than the value at which those assets are carried on our consolidated financial statements.  As a result, investors may lose part or all of their investment.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, with early adoption permitted.  We adopted ASU 2014-15 as of December 31, 2016 and have made the required disclosures in the notes to our consolidated financial statements, as necessary.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2016 and 2015, cash and cash equivalents consisted of $927 and $3,881, respectively, of funds held in bank accounts with financial institutions in both Canada and the United States.

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

Changes in our asset retirement obligations are summarized in the following table:

	Year ended December 31,
	2016	2015
Balance, beginning of period	$ 357	$ 366

Additions	–	16
Releases	–	(25)
Balance, end of period	$ 357	$ 357

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

Stock-based compensation

The fair value of stock-based compensation awards issued to employees and directors of the Company is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

The fair value of stock-based compensation awards issued to non-employees is determined on the measurement date of such awards.  The measurement date is typically the vesting date.  Upon vesting, the fair value of share-based compensation awards issued to non-employees is calculated using the Black-Scholes option valuation model, and the amount is recorded as an expense with a corresponding increase in additional paid-in-capital.

When a stock-based compensation award is exercised and the resulting common shares are issued, the fair value of such award as determined on the date of grant or date of vesting (in the case of a non-employee exercise) is transferred to common shares.  In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed.

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

Loss per share

The loss per share is computed using the weighted average number of shares outstanding during the period.  To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2016 and 2015, we had 6,571,824 and 8,928,181 of potentially dilutive securities, respectively.

Fair value of financial instruments

Our financial instruments may at times consist of cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable and accrued liabilities.  U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

?

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

?

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

?

Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests.  The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy:

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 927	$ –	$ 927	$ 3,881	$ –	$ 3,881
Total financial assets	$ 927	$ –	$ 927	$ 3,881	$ –	$ 3,881

Liabilities
Accounts payable and accrued liabilities	$ 65	$ –	$ 65	$ 909	$ –	$ 909
Repurchase option	600	–	600	–	–	–
Asset retirement obligation	–	357	357	–	357	357
Total financial liabilities	$ 665	$ 357	$ 1,022	$ 909	$ 357	$ 1,266

4.  MINERAL PROPERTIES

The amounts shown represent acquisition costs, net of impairment charges, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  A summary of current property interests is as follows:

Bear Lodge Property, Wyoming, USA

The Company, through our indirectly held, wholly owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in 499 unpatented mining claims located on land administered by the USFS and a repurchase option (see Note 5 for discussion) on approximately 640 acres (257 hectares) of fee property, together which contain (1) the Bear Lodge REE Project that contains REE mineralization; and (2) the Sundance Gold Project that contains gold mineralization.  The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming.  As the Bear Lodge property is on care -and-maintenance, we have recorded an impairment charge of $27 for the year ended December 31, 2016 to reduce the capitalized acquisition costs to zero.

5.  EQUIPMENT AND LAND

At December 31, 2016 and 2015, equipment consisted of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ –	$ 186	$ 178	$ 8
Furniture	13	13	–	106	72	34
Geological equipment	437	344	93	488	371	117
Vehicles	87	74	13	221	153	68
	$ 598	$ 492	$ 106	$ 1,001	$ 774	$ 227

Depreciation expense for the year ended December 31, 2016 and 2015 was $38 and $118, respectively.  We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

On April 29, 2013, we completed a land acquisition from the state of Wyoming in conjunction with a third-party land exchange, resulting in approximately 640 acres being owned by the Company and subject to a royalty retained by the state of Wyoming.  The royalty is a non-participating interest at the royalty rate commensurate with the state or federal royalty rate, whichever is higher, for any such mineral(s), at the time of development.  The property is immediately adjacent to our mine site, and the cash consideration paid was $980.

On October 26, 2016, we sold the approximately 640 acres of non-core real property to Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), for net proceeds of $595 in cash (the “Land Sale”).  We have the right to repurchase the land (i) for $900 within three years following the Land Sale or (ii) for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale, in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.  Payment of any common shares of the Company is subject to a beneficial ownership limitation for Whitelaw Creek and its affiliates collectively of 9.9% of the then-current total number of outstanding common shares of the Company, and in no event may the portion of the Repurchase Price paid in common shares of the Company exceed 5 million shares.  Valuation of the common shares of the Company for purposes of payment of the Repurchase Price is based on the 10-day volume-weighted average closing price of such shares as of the closing date of the Land Sale, subject to certain conditions. As a result, we reduced the carrying value of the land by $380 to $600.

For accounting purposes, we are utilizing the profit-sharing method for real estate transactions under U.S. GAAP as it is unlikely we will repurchase the land given our current financial condition.  Under this method, we have classified our value in the land as an asset on our Consolidated Balance Sheet titled “Investment in land” and the value of the Repurchase Price as a liability on our Consolidated Balance Sheet titled “Repurchase option”.

6.  ADDITIONAL PAID IN CAPITAL

Stock-based compensation

We have options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (“RSOP”).  The terms of the RSOP were approved by our shareholders at the annual meeting of shareholders on December 2, 2011.  The RSOP established the maximum number of common shares which may be issued under the RSOP as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the RSOP, our Board of Directors may from time to time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is 10 years.  The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date.  The Board retains the discretion to impose vesting periods on any options granted.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option pricing model and the closing price of our common shares on the grant date.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes model are as follows:

	For the years ended December 31,
	2016	2015
Risk-free interest rate	1.9%	1.0 – 1.1%
Expected volatility	91 – 109%	73 – 80%
Expected dividend yield	Nil	Nil
Expected term in years	5.0	3.4 – 3.5
Estimated forfeiture rate	nil%	3.4 – 3.6%

The following table summarizes stock option activity for each of the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016		2015
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,578,700	$4.61	4,345,500	$5.16

Granted	1,600,000	0.04	999,000	0.45
Exercised	–	–	(12,600)	0.32
Cancelled/Expired	(2,483,800)	6.12	(753,200)	3.17

Outstanding, end of period	3,694,900	$0.94	4,578,700	$3.99

Exercisable, end of period	3,232,400	$1.06	3,896,500	$4.61

Weighted-average fair value per share of options granted during period	$0.03		$0.24

A summary of stock option activity as of December 31, 2016 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	682,200	$ 0.25
Granted	1,600,000
Vested	(1,819,700)
Non-vested at December 31, 2016	462,500	$ 0.03

The stock-based compensation cost recognized in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015 was $97 and $254, respectively. As of December 31, 2016, there was $21 of unrecognized compensation cost related to 725,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 0.5 years. At December 31, 2016, the intrinsic value of outstanding and exercisable stock options was $32 and $17, respectively.

Warrants

Each outstanding warrant is exercisable for one of the Company’s common shares and was issued to investors in connection with the registered direct offering of the Company that closed on April 29, 2015. In addition, the Company issued warrants to a placement agent in connection with the offering, under the same terms as those issued to investors. The exercise price and exercise period of the warrants are outlined below:

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price per Share	Expiration Date
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the April 29, 2015 offering was offset against the proceeds of the financing.  The Company used a Black-Scholes model with inputs including a market price of the Company’s common shares of $0.72, an exercise price of $0.85 per share, a three-year term, volatility of 81.0%, a risk-free rate of 0.91% and no assumed dividends.  The value of the warrants issued to the placement agent for its services in connection with the April 29, 2015 offering was estimated at $91.

On September 27, 2016, 1,472,557 warrants that were issued as part of the September 27, 2013 registered direct offering of the Company expired unexercised.

The following table summarizes activity for warrants for the years ended December 31, 2016 and 2015:

	For the year ended December 31,		For the year ended December 31, 2015
	2016
	Number of Options and Warrants	Weighted-Average Exercise Price (USD$)	Number of Options and Warrants	Weighted-Average Exercise Price (USD$)
Outstanding, beginning of period	4,349,481	$ 1.97	1,472,557	$ 4.15

Granted	–	–	2,876,924	0.85
Expired	1,472,557	4.15	–	–

Outstanding, end of period	2,876,924	$ 0.85	4,349,481	$ 1.97

7.  INCOME TAX

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

Our future tax assets and liabilities at December 31, 2016 and 2015 include the following components:

	As of December 31,	As of December 31,
	2016	2015
Deferred tax assets:
Current:
Accrued vacation	$ 10	$ 26
Reclamation provision	52	52
	62	78
Non-current:
Noncapital loss carryforwards, Canada	2,671	2,640
Capital loss carryforwards, Canada	7	7
Net operating loss carryforwards, U.S.	17,743	14,784
Mineral properties	11,076	13,017
Reclamation provision	70	70
Equipment	254	131
Share based compensation	1,032	3,362
Research and development	2,358	2,358
	35,211	36,369
Deferred tax assets	35,273	36,447
Valuation allowance	(35,273)	(36,447)
Net	$ -	$ -

Deferred tax liabilities:
Non-Current:
Other	-	-
Deferred tax liabilities	-	-
Net deferred tax asset/(liability)	-	-

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2016	2015
Canada	$ 3,186	$ 3,148
United States	32,087	33,299
Total valuation allowance	$ 35,273	$ 36,447

The valuation allowance decreased $1,174 from the period ended December 31, 2015 to the calendar year ended December 31, 2016.  This was the result of an increase in the net deferred tax assets, primarily net operating loss (“NOL”) carryforwards, equity compensation for U.S. residents, exploration spending on mineral properties, research and experimental spending, and change in tax rates.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2016, we had U.S. NOL carryforwards of approximately $52,186, which expire from 2018 to 2036.  In addition, we had Canadian non-capital loss carryforwards of approximately CDN$10,941, which expire from 2017 to 2036.  As of December 31, 2016, there were Canadian capital loss carryforwards of CDN$59.  A full valuation allowance has been recorded against the tax effected U.S. and Canadian loss carryforwards as we do not consider realization of such assets to meet the required “more likely than not” standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. NOL carryforwards.  No Section 382 study has been completed; therefore, the actual usage of U.S. NOL carryforwards has not been determined.

Deferred tax assets relating to equity compensation have been reduced to reflect tax deductions in excess of previously recorded tax benefits through the year ended December 31, 2015.  Our NOL carryforwards referenced above at December 31, 2016 and 2015 include $538 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in the NOL carryforwards referenced above, the related tax benefit of $140 will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce our current taxes payable for the periods ending December 31, 2016 or 2015, these tax benefits are not reflected in the deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the years ended December 31,
	2016	2015
Canada	$ (38)	$ (617)
United States	(3,388)	(9,061)
	$ (3,426)	$ (9,678)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,
	2016	2015
Net income (loss)	$ (3,426)	$ (9,678)
Statutory tax rate	26.00%	26.00%
Tax expense (recovery) at statutory rate	(891)	(2,516)

Foreign tax rates	(266)	(591)
Change in tax rates	548	166
Share issuance costs amortization	(21)	(103)
Stock-based compensation	1,807	569
Nondeductible expenses	–	17
Prior year true-up for loss carryovers	4	43
Prior year true-up for property basis adjustments	(7)	-
Change in valuation allowance	(1,174)	2,415
Income tax expense (recovery)	$ -	$ -

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

8.  COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally have become more restrictive.  The Company conducts its operations to protect public health and the environment and believes its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

9.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the years ended December 31, 2016 and 2015, the Company received interest of $nil and $35, respectively.

10.  SEGMENT INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2016.  Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

?

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (the “Board of Directors or “Board”) currently consists of five members.  The following table sets out the names and ages of our directors; their provinces or states and country of residence; the offices they hold within the Company, if any; their occupations; and the dates since which they have served as directors of the Company:

Name, Age, Province or State and Country of Residence and Current Positions, if any, held in the Company	Served as director since
RANDALL J. SCOTT, 65 (1) Colorado, USA Director President and Chief Executive Officer, Rare Element Resources	February 3, 2012
GERALD W. GRANDEY, 70 (1)(3)(4) Saskatchewan, Canada Director Former Chief Executive Officer, Cameco Corporation	August 2, 2013
F. STEVEN MOONEY, 82 (2) Colorado, USA Director Former Chairman and Chief Executive Officer, Thompson Creek Metals Company	October 17, 2013
PAUL J. SCHLAUCH, 74 (2)(3) Colorado, USA Director Retired Partner, Holland & Hart LLP	July 5, 2011
LOWELL A. SHONK, 67 (1)(3) Arizona, USA Director Vice Chairman, Cupric Canyon Capital LP/LLC	April 23, 2013

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

Gerald W. Grandey has over 30 years of executive leadership in the mining industry.  He is the former Chief Executive Officer and past member of the board of directors of Canadian-based Cameco Corporation, one of the world’s largest uranium producers, accounting for 20% of global production.  In 2010, Harvard Business Review recognized Mr. Grandey as being one of the Top 100 CEOs in the world because of the value created for shareholders through the growth in market capitalization during his tenure at Cameco.  After 18 years with Cameco, he retired as Chief Executive Officer and as a director in 2011.  Previously, he held senior executive positions with Concord Services and Energy Fuels Nuclear.  Mr. Grandey was recognized in 2014 for leadership in the nuclear industry with the U.S. Nuclear Energy Institutes’ William S. Lee Award; inducted into the Canadian Mining Hall of Fame in 2013; awarded the Canadian Nuclear Association’s Ian McRae Award in 2012 for his work in advancing nuclear energy in Canada; and was nominated for the 2011 Oslo Business for Peace Award in recognition of his efforts to facilitate nuclear disarmament.  He is on the Colorado School of Mines Foundation, Board of Governors; the Dean’s Advisory Council of the University of Saskatchewan’s Edwards School of Business and is Chairman Emeritus for the London-based World Nuclear Association.  Currently, Mr. Grandey serves on the board of Potash Corporation of Saskatchewan (2011–present).  Mr. Grandey is a former board member of Cameco Corporation (1999–2011), Centerra Gold Inc. (2004–2010), Inmet Mining Corporation (2012–2013), Sandspring Resources Ltd. (2010–2015) and Canadian Oil Sands Limited (2011–2016).  He has a degree in geophysical engineering from the Colorado School of Mines and a law degree from Northwestern University.

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

Paul J. Schlauch has more than 40 years of experience in legal issues relating to the mining industry. He was a practicing attorney at Holland & Hart LLP from February 1995 until his retirement as a Partner in December 2009 and as Of Counsel in July 2011.  His former practice included providing legal counsel on diverse mining issues, including operational and regulatory matters, litigation, arbitration, structuring and negotiation of mining related transactions, and many other legal activities associated with mining, and exploration and development activities.  After retiring from Holland & Hart, Mr. Schlauch continued to provide legal consulting for the Company until July 2012.  Mr. Schlauch has worked extensively on public land legal issues as they relate to location, maintenance and patenting of mining and mill site claims, land exchanges, acquisition of various property use rights and the resolution of claim conflicts.  From 2000 to 2010, he served as an Adjunct Professor of Law at the University of Denver School of Law, where he taught courses on mineral law and policy.  Mr. Schlauch has been active in natural resource industry professional organizations and is the past President of the Rocky Mountain Mineral Law Foundation, as well as the past President of the International Mining Professionals Society.  Mr. Schlauch graduated cum laude with an A.B. in chemistry from Colgate University in 1963 and completed a law degree in 1966 at the University of Virginia.  He also holds an appointment as an Honorary Lecturer and Course Director on the Faculty of the Centre for Energy, Petroleum and Minerals Law and Policy at the University of Dundee, Scotland. Accordingly, the Board believes Mr. Schlauch should be re-elected to serve on the Board.

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

Lowell A. Shonk has more than 38 years of experience in the copper, molybdenum, gold, coal, iron ore, industrial minerals and lithium extractive and processing industries, holding positions as a financial executive at operational, divisional and corporate levels.  Mr. Shonk currently serves as the Vice Chairman of Cupric Canyon Capital LP/LLC (“Cupric”), a private equity company in partnership with Global Natural Resource Investments (formerly a unit of Barclays Bank PLC) focused on investing in early-stage copper projects worldwide, after having served as its Chief Executive Officer from February 2012 to March 2013 and its Chief Financial Officer from January 2010 to February 2012.  He also serves as a director of each of Hana Mining Co. Ltd., an entity that Cupric acquired in 2013, and its wholly owned Botswana affiliate, Khoemacau Copper Mining, which holds its feasibility-stage copper-silver project in Botswana.  Mr. Shonk is also the Chairman of Eiseb Exploration and Mining, Ltd., a privately owned company, conducting copper and silver exploration in Namibia.  Prior to his current positions, Mr. Shonk served as Vice President of Financial and Operational Analysis at Phelps Dodge Corporation and Freeport-McMoRan Copper & Gold Inc. from 1999 through 2009.  Mr. Shonk has also served as Controller and/or Chief Financial Officer at various divisions of Cyprus Amax and its predecessor mining companies since he began his career in 1979.  Mr. Shonk is the former chairman of the audit committee of the Society of Mining, Metallurgy and Exploration (2010-2016).  He also served on the board of directors and as chairman of the audit committee of Apache Nitrogen Products Inc. for eight years, from 2001 to 2009.  He obtained his undergraduate degree in Economics from Indiana University, a master’s degree in Mineral Economics from Colorado School of Mines and an MBA from the University of Colorado – Denver with an emphasis in Finance and Accounting.

Mr. Shonk has extensive high-level executive mining experience, specifically in the financial, strategic and valuation areas.  His specialized financial background brings to the Board experience with financial and accounting statements, audit oversight and controls.  He further brings to the Board a background in mining mergers and acquisitions and business combinations.

Executive Officers

Our executive officer as of March 15, 2017 is set forth in the table below.  All executive officers are appointed by and serve at the pleasure of the Board of Directors.  The following table sets out the name and age of the Company’s current executive officer, his state and country of residence, the offices he holds within the Company, and the dates since which he has served as an officer of the Company:

Name, Age, Province or State and Country of Residence and Positions, current and former, if any, held in the Company	Served as officer since
RANDALL J. SCOTT, 65 Colorado, USA Director, President and Chief Executive Officer	December 15, 2011

The following is a brief biography of the Company’s executive officer:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership of our equity securities on Form 3 and reports of changes in ownership on Form 4 or Form 5, as appropriate.  Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based solely on a review of such forms furnished to the Company, we believe that for the fiscal year ended December 31, 2016 all required reports were filed on a timely basis under Section 16(a).

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

Nomination Process and Qualifications for Director Nominees

Under the Business Corporations Act (British Columbia) (“BCA”), the statute under which the Company is incorporated, shareholder proposals, including director nominees, must be received at the registered office of the Company at least three months before the anniversary of the previous year’s annual meeting of shareholders.  Under Rule 14a-8(e) of Regulation 14A to the Exchange Act, subject to certain exceptions, shareholder proposals must be received at the Company’s principal executive offices not less than 120 calendar days before the one-year anniversary of the Company’s release to shareholders of its management information and proxy circular in connection with the previous year’s annual meeting.  Because the shareholder proposal deadline under the BCA is more stringent for the Company and more favourable for shareholders, the Company will abide by it.

Advance Notice Policy

The Board adopted an advance notice policy (the “Policy”) on November 7, 2012.  The purpose of the Policy is to (i) facilitate an orderly and efficient annual or, where the need arises, special meeting process, (ii) ensure that all shareholders receive adequate notice of the director nominations and sufficient information regarding all director nominees, and (iii) allow shareholders to register an informed vote after having been afforded reasonable time for appropriate deliberation.

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

Qualifications for Director Nominees

The Board, through its Nominating, Corporate Governance and Compensation Committee (“NCG&C”) Committee, considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of views and experience.  The NCG&C Committee is composed entirely of independent directors.

The Board believes that, as a whole, it should possess a combination of skills, professional experience and diversity of viewpoints necessary to oversee the Company’s business.  In addition, the Board believes that there are certain attributes that every director should possess, as reflected in the Board’s membership criteria (further described below).  Accordingly, the Board and the NCG&C consider the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

The NCG&C Committee reviews and makes recommendations regarding the composition and size of the Board in order to ensure that the Board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.  Board membership criteria include items relating to ethics, integrity and values, sound business judgment, professional experience, industry knowledge, and diversity of viewpoints, all in the context of an assessment of the perceived needs of the Board at that point in time.  The Board, as a whole, should possess a variety of skills, occupational and personal backgrounds, experiences and perspectives necessary to oversee the Company’s business.  In addition, Board members generally should have relevant technical skills or financial acumen that demonstrates an understanding of the financial and operational aspects of a rare earth and gold mining exploration and development company.

In evaluating director candidates and considering incumbent directors for re-nomination, the Board and the NCG&C Committee have not formulated any specific minimum qualifications, but, rather, consider a variety of factors.  These include each nominee’s independence, financial acumen, personal accomplishments, career specialization, and experience in light of the needs of the Company.  For incumbent directors, the factors also include past performance on the Board. The Board determines the Chairman among the directors fooling the election of directors at the annual meeting of shareholders.

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

Nominating, Corporate Governance and Compensation Committee

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

Nominating, Corporate Governance and Compensation Committee Interlocks and Insider Participation

None of the members of the NCG&C Committee is a current executive officer or employee of the Company or any of its subsidiaries or affiliates.  No executive officer of the Company is or has been a director or a member of the compensation committee of another entity having an executive officer who is or has been a director or a member of the NCG&C Committee of the Board of the Company.

ITEM 11:  EXECUTIVE COMPENSATION

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as Chief Executive Officer of the Company during the fiscal year ended December 31, 2016, (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer, at the end of the fiscal year ended December 31, 2016; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2016, the Company had three NEOs: Randall J. Scott, President and Chief Executive Officer (“CEO”) of the Company; Paul H. Zink, former Senior Vice President and Chief Financial Officer (“CFO”) of the Company; and Jaye T. Pickarts, former Chief Operating Officer (“COO”) of the Company.  Each of Messrs. Pickarts and Zink ceased to be an executive officer of the Company as of March 31, 2016.

 Compensation Discussion and Analysis

Executive Compensation Program Objectives

The compensation of the Company’s NEOs is determined by the Company’s Board, with consideration given to the recommendations of the NCG&C Committee.  The Company’s compensation program is designed to provide competitive levels of compensation, a significant portion of which is dependent upon individual and corporate performance and contribution to increasing shareholder value.  The Board recognizes the need to provide a total compensation package that will attract and retain qualified and experienced executives as well as align the compensation level of each executive to that executive’s level of responsibility and to the best interests of the Company and its shareholders.  In general, an NEO’s compensation is comprised of three components: (i) cash compensation, consisting of base salary, wages or consulting payments; (ii) stock option grants; and (iii) a discretionary incentive bonus.

The NCG&C Committee selected these three components due to standards in the Company’s industry, the desire to maintain an effective but straightforward compensation program, and the need to reward executives for past performance while still providing incentive for future performance.  The NCG&C Committee believed that salary and stock options were sufficient to remain competitive with peers and provide incentive for future performance without adding the burden of administering complex compensation structures in a small, growing company.  In addition, the equity-based compensation aligns the Company’s NEOs’ interests with those of our shareholders.  The limited discretionary incentive bonus permits the Company to reward exemplary past performance, while conserving the Company’s cash for project needs.  The objectives and reasons for this system of compensation are generally to allow the Company to remain competitive among its peers in attracting and retaining experienced personnel, while conserving the cash of the Company.

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

Role of Executive Officers in Determining Compensation

The NCG&C Committee reviews and recommends compensation policies and programs to the Board, as well as individual salary and benefit levels for its executives.  At the discretion of the NCG&C Committee, the President and Chief Executive Officer provides input to the NCG&C Committee as to the compensation of other executive officers.  The NCG&C Committee, with the independent input of its compensation consultant, reviews, approves and makes a recommendation to the Board regarding the executive officer compensation.

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

Compensation Components

Base Salary

The NCG&C Committee reviews and approves the base salaries for the NEOs and reviews them annually.  The President and CEO’s base salary is recommended by the NCG&C Committee and approved by the independent members of the Board.  The CEO is paid a salary that is lower than the comparative salary levels for a person of his experience and capabilities because the Company expects that stock options should constitute a significant part of the CEO’s total compensation.  As of March 31, 2016, the Company no longer employs any executives other than the President and CEO as a result of cost conservation initiatives determined by the Board to be in the best interest of the Company.  In addition, any potential severance compensation payable to the President and CEO under the Severance Compensation Agreement as a result of a “qualifying termination” prior to a “change in control” (in each case, as defined in the Severance Compensation Agreement) will be reduced by the amount of salary paid to the President and CEO during his employment with the Company beginning on January 1, 2016.  Please see the section entitled “Employment and Severance Compensation Agreements” for additional details about the severance benefit reductions.

The Company’s prior CFO and other prior executive officers of the Company except the CEO have historically had salaries that the Board believes are competitive within the industry.  The salary of the prior CFO and other prior executive officers took into account the grant of stock options in considering the overall compensation paid to the executive in determining whether the salary is or was competitive.

Base salaries for the NEOs for calendar year 2016 and 2015 are set forth below.  The NCG&C Committee and Board of Directors, upon due consideration of the exploration stage of the Company, use of cash focused on development activities, and compensation survey data, froze executive salaries in 2014.

Named Executive Officer	2016 Base Salary	2015 Base Salary
Randall J. Scott	252,000	252,000
Jaye T. Pickarts[1]	238,800	238,800

Paul H. Zink[1]	230,000	230,000

(1)

Jaye T. Pickarts, former Chief Operating Officer, and Paul. H. Zink, former Chief Financial Officer, ceased to be employed by the Company as of March 31, 2016.

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

The chart below sets forth the 2016 option-based awards to the NEOs:

Grants of Plan-Based Awards

Name	Grant date	All other option awards: Number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
		(#)	($/Sh)	($)
Randall J. Scott	12/13/2016	150,000	0.04	4,256
	12/29/2016	200,000	0.04	6,291

Incentive Bonus Program

The Company’s incentive bonus policy generally allows executive officers and management personnel to be considered for a discretionary incentive bonus payment, provided the executive officer was employed by the Company at the end of the fiscal year in which the bonus is earned.  Bonus amounts are not based on a percentage of the executive’s base salary and have typically been rather modest and limited, often historically ranging between 10% and 25% of base salary.

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

The NCG&C Committee considered but did not grant any cash incentive bonus for the NEOs for 2016 or 2015 given market conditions and the Company’s cash position.

In January 2016, the Board established specific corporate and individual performance goals for the CEO and the executive officers for 2016 performance.  These benchmarks will be utilized for further compensation evaluations, including incentive bonus awards.  2016 corporate goals include the following: achieve zero lost time accidents and maintain a “safety first” culture; achieve zero environmental incidents and non-compliance orders; execute a defined financing strategy; seek off-take agreements, joint venture and other strategic alliances;, conserve cash within budget levels; preserve environmental permitting process during suspension status and complete defined product test work, among other business benchmarks.

Perquisites and Other Personal Benefits

The primary benefits for the Company’s executives have historically included participation in the Company’s broad-based plans: the 401(k) plan (which has previously included matching Company contributions); health, dental and vision coverage; life insurance; paid time off; and paid holidays.  The Company terminated its health, dental and vision plan, as well as its 401(k) plan in the first quarter of 2016 as one of its cost-conservation measures.  The Company’s NEOs are not generally entitled to significant perquisites or other personal benefits not offered generally to the Company’s employees.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEOs during the year ended December 31, 2016 and the year ended December 31, 2015:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All other compensation ($) (2)	Total ($)
Randall J. Scott, President and CEO	2016	198,000	–	10,547	–	208,547
	2015	252,000	–	16,213	3,780	271,993
Jaye T. Pickarts, COO (3)	2016	270,802	–	–	–	270,802
	2015	238,800	–	8,107	4,092	250,999
Paul H. Zink, SVP and CFO (4)	2016	241,471	–	–	–	241,471
	2015	230,000	–	8,107	3,067	241,173

(1)

The grant date fair value of option-based awards is determined by the Black-Scholes Option Pricing Model with certain assumptions for the risk-free interest rate, dividend yields, volatility factors of the expected market price of the Company’s common shares and expected life of the options.

(2)

 All other compensation includes 401(k) matching by the Company.

(3)

  Jaye T. Pickarts, former Chief Operating Officer, ceased to be employed by the Company as of March 31, 2016. Amount includes severance costs of $211,102.

(4)

 Paul. H. Zink, former Chief Financial Officer, ceased to be employed by the Company as of March 31, 2016. Amount includes severance costs of $193,971.

Narrative Discussion of Compensation and Plan-Based Awards

Employment and Severance Compensation Agreements

The Company has maintained employment agreements with its executive officers, including each of the NEOs, Messrs. Scott, Zink and Pickarts (collectively, the “Employment Agreements”).  The material terms of these Employment Agreements have included (a) employment for an indefinite term unless employment is terminated as provided in the agreement; (b) severance arrangements, including upon a change in control; (c) a base salary; and (d) participation in the stock option plans of the Company (as described below), the incentive bonus, and in such of the

Company’s benefit plans as are from time to time available to executive officers of the Company.  See section entitled “Base Salary” above for current base salary information.

In December 2012, the NCG&C Committee recommended, and the Board approved, a form of Severance Compensation Agreement to be offered to the Company’s executives and certain key employees.  These agreements were offered as a replacement to prior employment agreements as described above.  On April 24, 2013, Mr. Scott entered into a Severance Compensation Agreement with the Company.  Mr. Zink entered into his Severance Compensation Agreement on June 16, 2014, following a six-month waiting period after his appointment on December 12, 2013.  Mr. Pickarts did not enter into a Severance Compensation Agreement, but was subject to his employment agreement dated March 1, 2011.

The key terms of the Severance Compensation Agreement include (a) defined benefits for a qualified termination, defined as one without cause or a resignation with good reason; (b) defined benefits for a qualified termination within 12 months following a change of control; and (c) coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for 12 months following a qualifying termination.  Mr. Pickarts’ employment agreement had some variation in the benefits, as further set forth in the section entitled “Potential Payments upon Termination or Change of Control.”  See that section below for a further description of the benefits upon a qualifying termination.

On January 11, 2016, Rare Element Resources, Inc., a wholly owned subsidiary of the Company, entered into an Amendment to Severance Compensation Agreement with each of Messrs. Scott and Zink.  On January 18, 2016, Rare Element Resources, Inc. entered into an Amendment to Employment Agreement with Mr. Pickarts.  Pursuant to each amendment, any potential severance compensation payable to the officer under the applicable Severance Compensation Agreement or Employment Agreement as a result of a “qualifying termination” prior to a “change in control” (in each case, as defined in the applicable Severance Compensation Agreement or Employment Agreement) will be reduced by the amount of salary paid to such officer during his employment with the Company in the first three months of 2016.  This potential decrease in severance compensation would not reduce any severance compensation payable as a result of a qualifying termination on or after a change in control, or if, in the discretion of the Board, the Company achieves key objectives in the first quarter of 2016.

On March 18, 2016, the Company notified certain executive officers, including Messrs. Zink and Pickarts, of their termination of employment as of March 31, 2016, subject to benefits contained within their Severance and Compensation Agreements.  The liability associated with the payments due upon the qualified terminations totaled approximately $974,000, which was paid on or before April 30, 2016.  In addition, the Company entered into consulting agreements with several of its departing executives and employees to allow the Company to meet its objectives.  Also on March 18, 2016, the Company entered into a Second Amendment to Severance Compensation Agreement with Mr. Scott that extended the term of his January 11, 2016 amendment from March 31, 2016 to June 30, 2016.

On July 8, 2016, the Company entered into a Third Amendment to Severance Compensation Agreement with Mr. Scott that (i) reduced his salary from $21,000 to $12,000 per month and (ii) extended the term of his March 18, 2016 amendment from June 30, 2016 to December 31, 2016.

On December 30, 2016, the Company entered into a Fourth Amendment to Severance Compensation Agreement with Mr. Scott that extended the term of his July 8, 2016 amendment from December 31, 2016 to May 31, 2017.  In addition, pursuant to the Fourth Amendment, the separation compensation to be received by Mr. Scott under the Severance Compensation Agreement as a result of a qualifying termination on or after a change in control was reduced from two times to one times the sum of (a) Mr. Scott’s base salary as of January 1, 2016 plus (b) the greater of (i) the average of Mr. Scott’s annual bonus amount for the two fiscal years prior to January 1, 2016 or (ii) the target bonus amount established for Mr. Scott for the fiscal year in which the date of termination occurs, or, if none, an amount equal to 20% of Mr. Scott’s base salary for such fiscal year.  Mr. Scott agreed to the severance compensation reductions set forth in the Fourth Amendment in exchange for the receipt of a stock option grant to purchase 200,000 common shares, half of which will vest on each of March 31, 2017 and June 30, 2017.

Equity Plans

As of the December 31, 2016, stock option grants are outstanding under the RSOP pursuant to which there are currently 3,694,900 stock options outstanding, representing approximately 7% of the current outstanding common shares of the Company.  Material terms of the RSOP are set out below.

The NCG&C Committee may, subject to ratification from the Board, from time to time grant to directors, employees or consultants options to acquire shares of the Company under the RSOP.  The maximum number of shares issuable under the RSOP, together with the number of shares issuable under the Fixed Stock Option Plan, shall not in the aggregate exceed 10% of the issued and outstanding shares (calculated as at the award date of such options).  The Company is prohibited from granting options (i) to any one person where the grant would result in such person holding options to acquire shares in excess of 5% of the issued and outstanding shares of the Company; or (ii) that will result in the number of shares issuable to insiders of the Company at any time being in excess of 10% of the issued and outstanding shares as at the award date or that will result in the number of shares issued to insiders of the Company within any one-year period being in excess of 10% of the issued and outstanding shares as at the award date under the RSOP or when combined with all of the Company’s other security-based compensation arrangements.

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

The expiry date of an option shall be determined in the discretion of the NCG&C Committee and shall not exceed the tenth anniversary of the award date of such option subject to extensions in the case of a trading blackout.  Unless the NCG&C Committee decides otherwise, options granted under the RSOP will expire (i) one year after the option holder’s death or disability, and any options which are unvested as of the date of death or disability will not vest; (ii) 90 days after an option holder who is a director ceases to be a director of the Company other than by reason of death or disability, in which case all unvested options shall immediately vest and become exercisable unless the option holder continues to be an employee or consultant, in which case the options will not so vest and the expiry date will remain unchanged; (iii) on the date the option holder ceases to be a director as the result of certain prescribed circumstances, in which case any unvested options will not vest; (iv) 90 days after the option holder ceases to be employed by the Company (other than by reason of death, disability, mandatory retirement, a change of control, termination for cause or as a result of an order of a regulatory body) unless the employee continues to be a director or consultant, in which case the expiry date remains unchanged, or unless the option holder ceases to be an employee (a) as a result of termination for cause; or (b) by order of the British Columbia Securities Commission, the Ontario Securities Commission, or any other regulatory body having jurisdiction to so order, in which case the expiry date shall be the date the option holder ceases to be an employee (all options which are not vested as of the date the employee ceases to be employed shall not vest unless the option holder continues to be a director or consultant of the Company, in which case the vesting of the options shall be unchanged; if the employee ceases to be an employee by reason of mandatory retirement, all unvested options will immediately vest and become exercisable and the expiry date will be one year from the date of retirement); (v) 90 days after an option holder who is a consultant of the Company ceases to be a consultant by reason of the completion or termination of the contract under which the consultant provides services to the Company unless the option holder continues to be engaged as a director or employee of the Company, in which case the expiry date shall be 90 days after the date the option holder ceases to be a director or employee.  Any options which are unvested as of the date the option holder ceases to be a consultant will not vest unless the option holder continues to be engaged as a director or employee, in which case the vesting of the options shall be unchanged.  If upon completion of the contract under which the consultant provided services to the Company the consultant is subsequently hired by the Company as an employee, the options previously granted to the consultant will flow through to the employee on the same terms and conditions as the original grant of options.

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

The Board shall have the power, without shareholder approval, at any time and from time to time, either prospectively or retrospectively, to amend, suspend or terminate the RSOP or any option granted under the RSOP provided always that any such amendment shall not, without the consent of the option holder, alter the terms or conditions of any option or impair any right of any option holder pursuant to any option awarded prior to such amendment in a manner materially prejudicial to such option holder.  Additionally, such termination shall be subject to any necessary stock exchange, regulatory or shareholder approval.

The RSOP was initially approved by shareholders of the Company at the annual and special meeting of shareholders on December 2, 2011.

Equity Compensation Plan Information

For information in tabular format regarding those securities of the Company which have been authorized for issuance under equity compensation plans as at December 31, 2016, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEOs of the Company as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Randall J. Scott	–	200,000	0.04	12/29/2021
	100,000	50,000	0.04	12/13/2021
	100,000	–	0.32	1/22/2020
	75,000	–	1.24	12/17/2018
	85,000	–	3.61	12/20/2017

Option Exercises

There were no options exercised by any NEO during the year ended December 31, 2016.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not have a pension plan that provides for payments or benefits to the NEOs at, following or in connection with retirement.  During the year ended December 31, 2016, the Company did not have any nonqualified deferred compensation.

Potential Payments upon Termination or Change of Control

The Company entered into Severance Compensation Agreements with each of its executives, including Messrs. Scott and Zink.  Mr. Pickarts had an employment agreement as further discussed in the section above entitled “Employment and Severance Compensation Agreements.”  Under the Severance Compensation Agreements with Messrs. Scott and Zink, an officer is or was entitled to separation benefits in the event that the officer’s employment is or was terminated by the Company without cause or by the NEO due to certain reasons, including a material change in title or duties, a material reduction in compensation or a material geographic relocation, after the Company has had an opportunity to cure such reason for an officer’s departure.  The separation benefits to be received by an officer upon termination under the circumstances described above, prior to a change in control of the Company, will be or were equal to the officer’s base salary plus the average of the officer’s annual bonus amount for the past two fiscal years.  If such a termination occurs or occurred within 12 months following a change in control, the separation benefits to be received by Mr. Scott will be or equal to one time (or, in the case of Mr. Zink, was equal to two times) (i) the officer’s base salary plus (ii) the average of the officer’s annual bonus amount for the past two fiscal years.  In either case, the separation benefits will be or were to be paid to the officer in a lump sum 60 days after the date of such termination.  In addition, the officer’s equity incentive awards will or were to vest automatically upon such termination, and the officer shall remain entitled to the election of continuation of certain benefits under COBRA, if health insurance is or was offered by the Company.

Under the Employment Agreement with Mr. Pickarts, he was entitled to lump-sum severance payments upon termination without cause by the Company equal to twelve (12) months of salary.  If a change of control occurred and a subsequent qualifying termination took place within one year thereafter, the executive would have been entitled to lump sum severance payments equal to two (2) years of salary.

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

The table below sets out the estimated payments due to the NEO employed by the Company as of December 31, 2016 on a qualifying termination without cause, not associated with a change of control, assuming termination on December 31, 2016 and pursuant to the individual’s Severance Compensation Agreement.

Name			All Other
	Base Salary(1)	Bonus(1)	Compensation	Total
	($)	($)	($)	($)
Randall J. Scott	252,000	-	-	252,000

(1)

Salary and bonus payments, if applicable, are made in lump sum for upon a qualifying termination.

The table below sets out the estimated payments due to the NEO employed by the Company as of December 31, 2016 upon a qualifying termination or resignation within 12 months following a change of control assuming termination or resignation on December 31, 2016.

Name	Base Salary(1)	Bonus(1)	All Other Compensation	Total
	($)	($)	($)	($)
Randall J. Scott	252,000	-	-	252,000

(1)

Salary and bonus payments, if applicable, are made in lump sum upon a qualifying termination. The Base Salary amount was reduced to one year’s salary from two year’s salary per the amended severance agreement dated December 30, 2016.

Director Compensation

 In December 2015, the Board determined that director annual compensation would be suspended beginning in January 2016 until further notice to support the Company’s cash conservation measures.  The directors of the Company are encouraged to hold common shares in the Company, thereby aligning their interests with those of the shareholders.

The following table sets forth information regarding the compensation received by each of the Company’s outside directors during the year ended December 31, 2016:

Director Compensation

	Fees earned or paid in cash	Option awards (2)	All other compensation	Total
Name (1)	($)	($)	($)	($)
M. Norman Anderson	–	3,000	–	3,000
Norman W. Burmeister	–	6,000	–	6,000
Paul J. Schlauch (3)	–	3,000	–	3,000
Lowell Shonk	–	7,500	–	7,500
Gerald W. Grandey	–	9,000	–	9,000
F. Steven Mooney	–	6,000	–	6,000

(1)

Mr. Scott’s director compensation is included in the NEO Summary Compensation Table.

(2)

The grant date fair value of option-based awards which are granted during the year ended December 31, 2016 is determined by the Black-Scholes Option Pricing Model with certain assumptions for the risk-free interest rate, dividend yields, volatility factors of the expected market price of the Company’s common shares and the expected life of the options.  All options granted expire five years after the grant date.  All options have the same vesting schedule: 75% vested December 13, 2016, 12.5% vests on March 31, 2017 and 12.5% vests on June 30, 2017, with the exception of the options granted to Mr. Anderson and Mr. Schlauch whose options vested on December 13, 2016.

(3)

Subsequent to December 31, 2016, Mr. Schlauch received an option grant with a fair value of $29,723 as determined by the Black-Scholes Option Pricing Model with certain assumptions for the risk-free interest rate, dividend yields, volatility factors of the expected market price of the Company’s common shares and the expected life of the options.  The option vests 50% on March 31, 2017 and 50% on June 30, 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership, control or direction, directly or indirectly, of the Company’s Common Shares, as of March 15, 2017 by (i) each of the Company’s NEOs and directors and (ii) the Company’s NEOs and directors as a group.

Name and Position (1)	Common Shares Beneficially Owned (2)		Percentage of Class (3)
Randall J. Scott – Chief Executive Officer and President, Director Littleton, CO, USA	511,500	(4)	0.97%
Paul J. Schlauch – Director Greenwood Village, CO, USA	315,000	(5)	0.59%
Lowell A. Shonk – Director Paradise Valley, Arizona, USA	433,750	(6)	0.82%
F. Steven Mooney – Director Denver, CO, USA	440,000	(7)	0.83%
Gerald W. Grandey – Director and Chairman Saskatoon, SK, Canada	647,500	(8)	1.22%
Paul H. Zink – Former Senior Vice President and Chief Financial Officer Centennial, CO, USA	175,000	(9)	0.33%
Jaye T. Pickarts – Former Chief Operating Officer Littleton, CO, USA	155,253	(10)	0.29%
All named executive officers and directors as a group	2,678,003		5.06%

(1)

Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., P.O. Box 271049, Littleton, CO 80127.

(2)

Includes Common Shares held as of March 15, 2017, plus Common Shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after March 15, 2017.

(3)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 52,941,880 Common Shares outstanding as of March 15, 2017.

(4)

Includes 14,000 Common Shares and 497,500 Common Shares subject to options held by Mr. Scott personally.

(5)

Includes 10,000 Common Shares and 305,000 Common Shares subject to options held by Mr. Schlauch personally.

(6)

Includes 30,000 Common Shares and 403,750 Common Shares subject to options held by Mr. Shonk personally.

(7)

Includes 80,000 Common Shares and 360,000 Common Shares subject to options held by Mr. Mooney personally.

(8)

Includes 200,000 Common Shares and 447,500 Common Shares subject to options held by Mr. Grandey personally.

 (9)

Includes 25,000 Common Shares and 150,000 Common Shares subject to options held by Mr. Zink personally.

(10)

Includes 5,253 Common Shares and 150,000 Common Shares subject to options held by Mr. Pickarts personally.  Another 2,000 Common Shares are held by his spouse.

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

Indebtedness of Directors and Executive Officers

None of the current or former directors, executive officers of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the year ended December 31, 2016.

Management Contracts

No management functions of the Company are, to any substantial degree, performed by a person or company other than the directors or executive officers of the Company, in their roles as such.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s written corporate governance policies generally discourage transactions involving a potential conflict of interest.  The NCG&C Committee is generally responsible for overseeing compliance with the Company’s Corporate Governance Policies, which require that transactions that could reasonably be considered to present a conflict of interest be reported to the NCG&C Committee.  However, the Audit Committee is responsible for overseeing compliance with the Code of Conduct contained in the Company’s Corporate Governance Policies.  Specifically, the Audit Committee is responsible for reviewing and overseeing any transaction or contract exceeding or likely to exceed $35 (i.e., the lesser of $120 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years) involving the Company and a related party, including transactions subject to disclosure under Item 404 of Regulation S-K. Generally, in reviewing such transactions, the Audit Committee considers the relevant facts and circumstances available and deemed relevant to each determination.

There are no material interests, direct or indirect, of any other director nominee or any of the current directors, executive officers, or any shareholder who beneficially owns, directly or indirectly, more than 5% of the outstanding Common Shares, or immediate family members of such persons, in any transaction since January 1, 2015, or in any proposed transaction in which the amount involved exceeded $35.

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

As a result of these analyses, the Board has determined that the five directors constitute a Board consisting of a majority of independent directors, as required under NI 58-101.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not adopted any specific policies and procedures for the engagement of non-audit services.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed below under the heading “Audit Fees” for the fiscal years ended December 31, 2016 and 2015 were pre-approved by the Audit Committee.

Since the commencement of the Company’s most recently completed financial year, the Audit Committee has not made any recommendations to nominate or compensate an external auditor which were not adopted by the Board of the Company.

Audit Fees

The following table sets forth the fees paid by the Company to EKS&H for services rendered in the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$60,960	$88,215
Audit-Related Fees	3,250	5,050
Tax Fees	–	–
All Other Fees	–	–
Total	$64,210	$93,265

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference:

(1)

The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data”.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	By	/s/ Adria Hutchison
	Randall J. Scott, President, Chief Executive Officer and Director		Adria Hutchison, (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 29, 2017		Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 29, 2017

By:	/s/ Frank S. Mooney
Frank S. Mooney, Director
Date: March 29, 2017

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 29, 2017

By:	/s/ Lowell A. Shonk
Lowell A. Shonk, Director
Date: March 29, 2017

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director (Principal Executive Officer)
Date: March 29, 2017

By:	/s/ Adria Hutchison
Adria Hutchison, (Principal Financial Officer) Date: March 29, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F as filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR as filed with the SEC on November 17, 2009)
4.1	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 ot the Company’s Form 8-K as filed with the SEC on April 27, 2015)
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

10.6*	Incentive Share Option Plan of the Company dated December 11, 2002, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.7*	Addendum to Incentive Share Option Plan of the Company, dated November 23, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.8*	Addendum to Incentive Share Option Plan of the Company, dated December 3, 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.9*	Addendum to Incentive Share Option Plan of the Company, dated December 5, 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.10*	Addendum to Incentive Share Option Plan of the Company, dated December 7, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 as filed with the SEC on October 19, 2010)
10.11*

Employment Agreement with George G. Byers, Vice President, Government and Community Relations, dated February 11, 2011 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K as filed with the SEC on September 13, 2012)

10.12*

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

10.13*	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.14*

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.15*	Employment Agreement with Randall J. Scott, dated December 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on December 19, 2011)
10.16*

Form of Severance Compensation Agreement with Randall J. Scott, dated April 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on April 26, 2013), as amended by Form of Amendment to Severance Compensation Agreement, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 13, 2016), as amended by Second Amendment to Severance Compensation Agreement, dated March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 22, 2016), as amended by Third Amendment to Severance Compensation Agreement, dated July 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 11, 2016), as amended by Fourth Amendment to Severance Compensation Agreement, dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 3, 2017)

10.17*

Change in Control Agreement, dated January 27, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 29, 2014)

10.18*

Severance Compensation Agreement, dated June 16, 2014, between Paul H. Zink and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 17, 2014), as amended by Form of Amendment to Severance Compensation Agreement, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 13, 2016)

10.19

Placement Agent Agreement, dated April 21, 2015, as amended on April 24, 2015, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on April 27, 2015)

10.20

Securities Purchase Agreement, dated April 24, 2015, by and among the Company and certain investors (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on April 27, 2015)

10.21

Professional Services Agreement between Rare Element Resources, Inc. and Kelli C. Kast-Brown, dated May 15, 2015 and effective as of June 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q as filed with the SEC on August 7, 2015)

10.22*

Form of Amendment to Severance Compensation Agreement with George Byers, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on January 13, 2016)

10.23

Asset Purchase Agreement between Rare Element Resources, Inc. and Whitelaw Creek LLC, dated October 20, 2016 (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 26, 2016)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K as filed with the SEC on September 28, 2011)
23.1+	Consent of EKS&H, LLLP
23.2+	Consent of Alan Noble, Ore Reserves Engineering
23.3+	Consent of Jaye Pickarts
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act

32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.