Form 10-Q
period 2017-03-31
RARE ELEMENT RESOURCES LTD
filed 2017-05-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  S

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of May 2, 2017:  52,941,880

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 4.  CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

12

ITEM 1.  LEGAL PROCEEDINGS

12

ITEM 1A.  RISK FACTORS

12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

12

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•

the limited cash resources and working capital available to the Company and our ability to continue operations beyond the next 12 months, after the filing date of this Quarterly Report, as a going concern;

•

the possible deregistration of our common shares under the Exchange Act and/or listing of our common shares on another securities exchange;

•

the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•

anticipated losses in the operation of our business going forward;

•

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•

the pursuit of potential financing, joint ventures and other strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic or joint venture partners and to continue development plans at our Bear Lodge REE Project or exploration of our Sundance Gold Project (together, the “Projects”);

•

future expenditures to comply with environmental and other laws and regulations;

•

expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;

•

the timing and potential conclusions of a future Feasibility Study (“FS”) on the Bear Lodge REE Project;

•

our ability and the timing to obtain the necessary permits and licenses, including environmental, project development, mining, beneficiation and processing operations permits;

•

our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations;

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

•

whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

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

•

the permitting, exploration, development and operation of our Projects;

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

•

opposition to any of our Projects from third parties;

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

•

a shortage of equipment and supplies;

•

mining and resource exploration, development and recovery being a potentially hazardous activity;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 679	$ 927
Prepaid expenses and other	187	81
Total Current Assets	866	1,008

Equipment, net	101	106
Investment in land	600	600
Total Assets	$ 1,567	$ 1,714

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 198	$ 65
Asset retirement obligation, current portion	152	152
Total Current Liabilities	350	217

Asset retirement obligation, non-current portion	205	205
Repurchase option	600	600
Total Liabilities	1,155	1,022

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2017 and December 31, 2016 - 52,941,880	103,640	103,640
Additional paid in capital	23,646	23,626
Accumulated deficit	(126,874)	(126,574)
Total Shareholders' Equity	412	692

Total Liabilities and Shareholders' Equity	$ 1,567	$ 1,714

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three months ended March 31,
	2017	2016

Operating income (expenses):
Exploration and evaluation	$ (18)	$ (127)
Corporate administration	(278)	(1,747)
Depreciation	(5)	(13)
Total operating expenses	(301)	(1,887)

Non-operating income (expenses):
Interest income	-	1
Gain on currency translation	1	17
Gain on sale of equipment	–	33
Total non-operating income (expense)	1	51

Net loss	$ (300)	$ (1,836)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,880	52,941,880

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (300)	$ (1,836)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	5	13
Gain on sale of equipment	–	(33)
Stock-based compensation	20	33
	(275)	(1,823)
Changes in working capital
Prepaid expenses and other	(106)	51
Accounts payable and accrued liabilities	133	(105)
Net cash and cash equivalents used in operating activities	(248)	(1,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	–	86
Net cash and cash equivalents provided by investing activities	–	86

Decrease in cash and cash equivalents	(248)	(1,581)
Cash and cash equivalents - beginning of the period	927	3,881
Cash and cash equivalents - end of the period	$ 679	$ 2,300

See accompanying notes to consolidated interim financial statements

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge REE Project and the Sundance Gold Project both located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Sundance Gold Project contains an inferred mineral resource primarily composed of three main gold targets within the area of the Bear Lodge Property. Because of the more recent focus on the REE deposit’s potential and volatile economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011.

The Company previously announced extensive cost cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve. In the interim, we have been and will be continuing to pursue potential financings and strategic alternatives such as off-take agreements, joint ventures and the potential sale of various assets, including all or part of the Bear Lodge REE Project or the Sundance Gold Project. We continue to pursue opportunities to further reduce corporate and administration costs.

More recently, the Company has turned more of its attention to the gold potential of the Bear Lodge Property.  The area with gold potential is mostly separate from the known rare earth deposits, including the Bull Hill deposit.  There may be, however, significant gold occurrences in some of the identified satellite rare earth deposits.  Only further exploration will define the extent of overlapping occurrences, if any. Several parties have expressed an interest in exploring the gold potential of the Bear Lodge Property, and the Company is currently considering alternative proposals.

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

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2016, which were included in our Annual Report on Form 10-K for the period ended December 31, 2016. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2017, and the results of our operations and cash flows for the three months ended March 31, 2017 and 2016 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

3.

EQUIPMENT

	March 31, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ -	$ 61	$ 61	$ –
Furniture	13	13	-	13	13	–
Geological equipment	437	348	89	437	344	93
Vehicles	87	75	12	87	74	13
	$ 598	$ 497	$ 101	$ 598	$ 492	$ 106

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

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the April 29, 2015 offering was recorded as a cost of equity.  The Company used a Black-Scholes option pricing model with inputs including a market price of the Company’s stock of $0.72, an exercise price of $0.85, a three-year term, volatility of 81.0%, a risk-free rate of 0.91% and no assumed dividends.  The value of the warrants issued to the placement agent for its services in connection with the April 29, 2015 offering was estimated at $91.

5.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

As of March 31, 2017, we have 3,844,900 options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (“RSOP”).

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the three months ended March 31, 2017, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.8%
Expected volatility	133.37%
Expected dividend yield	nil
Expected term in years	5.0
Estimated forfeiture rate	nil

The compensation expense recognized in our consolidated financial statements for the three months ended March 31, 2017 and 2016 for stock option awards was $20 and $33, respectively.  As of March 31, 2017, there was approximately $13 of total unrecognized compensation cost related to 306,250 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 0.25 years.

The following table summarizes our stock option activity for each of the three months ended March 31, 2017 and 2016:

	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,694,900	$ 0.94	4,578,700	$ 3.99
Granted	150,000	0.15	–	–
Cancelled/Expired	–	–	(1,241,300)	7.88
Outstanding, end of period	3,844,900	$ 0.91	3,337,400	$ 2.76

Exercisable, end of period	3,538,650	$ 0.98	2,929,000	$ 3.08

Weighted-average fair value per share of options granted during period	$ 0.15		n/a

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2017, has been prepared based on information available to us as of May 9, 2017. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the period ended December 31, 2016, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Introduction

Although the Company is currently in care-and-maintenance pending further financing, we have historically been focused on advancing to production the Bear Lodge REE Project and maximizing the value of the Sundance Gold Project.

Outlook

We have limited cash resources on hand, have reduced staff to one executive employee and have implemented measures to conserve our remaining cash.  The Company has narrowed the focus of its activities to only the very highest priority items that we believe have the greatest potential to preserve the value of the Projects and shareholder value, including seeking capital and actively pursuing potential strategic alternatives, including off-take agreements, joint ventures, and the potential sale of various assets and/or part or all of the Projects. The Company will additionally continue with certain limited reclamation activities in 2017 as required and appropriate.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2017 was $300, or $0.01 per share, compared with our consolidated net loss of $1,836, or $0.03 per share, for the same period in 2016.

For the three months ended March 31, 2017, the decrease in consolidated net loss of $1,536 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $109, a decrease in corporate administration expenses of $1,469, and a positive variance of $50 related to currency translation and a gain on sale of property.

Exploration and evaluation

Exploration and evaluation costs were $18 and $127 for the three months ended March 31, 2017 and 2016, respectively. The decrease from the prior period was the result of decreased activities on the Bear Lodge REE Project as we suspended the majority of permitting activities while continuing the work necessary to maintain our permits.

Corporate administration

Corporate administration costs were $278 and $1,747 for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2016, corporate administration included one-time expenses of $950 incurred in placing the Bear Lodge REE Project on care-and-maintenance and severing all but one of our full-time. We continue to seek opportunities to further reduce corporate overhead and administration costs.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $248 for the three months ended March 31, 2017, as compared with $1,667 for the same period in 2016. The decrease of $1,419 in cash used is primarily the result of decreased spending on exploration and evaluation activities and corporate administration expenses, partially offset by timing in vendor payments affecting accounts payable.

Investing Activities

Net cash provided by investing activities was nil for the three months ended March 31, 2017, compared with $86 for the three months ended March 31, 2016. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Liquidity and Capital Resources

At March 31 2017, our total current assets were $739, as compared with $1,008 as of December 31, 2016, which is a decrease of $269. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents in the amount of $248 due to funding operations. Our working capital as at March 31, 2017 was $516, as compared with $791 at December 31, 2016.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances as we pursue additional financings, asset sales and/or strategic alternatives, including joint ventures and the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project.  We continue to seek further opportunities to reduce corporate overhead and administrative costs.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, strategic transaction, or sale of various assets and/or one or both of the Projects. There is no assurance, however, that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations beyond the next 12 months, after the filing date of this Quarterly Report, as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments, however, that may result from the outcome of this uncertainty to be able to continue as a going concern.  We do not have sufficient cash to fund planned operations and meet obligations beyond the next 12 months without securing additional funds.

If we are unable to continue as a going concern or in order to preserve shareholder value, we may have to liquidate our assets, the proceeds from which may be less than the value at which those assets are carried on our consolidated financial statements.  As a result, investors may lose part or all of their investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes to the contractual obligations disclosed in Item 7 of Part II in our December 31, 2016 Form 10-K.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2017, other than the risk described below, there were no material changes to the risk factors disclosed in Item 1A of Part I in our December 31, 2016 Annual Report on Form 10-K.

Our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations is uncertain.

Our current plan of operations for the Bear Lodge REE Project includes a stockpile storage site located on private property adjacent to the planned mine.  This private property consists of 640 acres and was sold to a third party on October 26, 2016.  Although we hold a repurchase option on the property until the fifth anniversary of the land sale, our ability and the timing of our exercise of the repurchase option is uncertain. If we were unable to repurchase the property, we would have to update our planned operations to identify an alternative stockpile storage area. Additionally, we hold a land purchase option on private property located in Upton, Wyoming which is the location for the planned processing operations.  If we are unable to maintain the purchase option, we would have to locate and secure another site as a suitable rare earth processing location.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended March 31, 2017, the Bear Lodge REE Project and the Sundance Gold Project were not yet in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1*

Fourth Amendment to Severance Compensation Agreement with Randall J. Scott, dated as of December 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 3, 2017)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+

Filed herewith.

*

Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2017

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	May 9, 2017

14