Form 10-Q
period 2017-06-30
RARE ELEMENT RESOURCES LTD
filed 2017-08-04
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒ Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of August  2, 2017:  52,941,880

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “likely,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

—

the limited cash resources and working capital available to the Company and our ability to continue operations for the next 12 months, after the filing date of this Quarterly Report, as a going concern;

—

the possible deregistration of our common shares under the Exchange Act and/or listing of our common shares on another securities exchange;

—

the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

—

anticipated losses in the operation of our business going forward;

—

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

—

the pursuit of potential financing, joint ventures and other strategic alternatives;

—

expectations regarding the ability to raise capital or secure strategic or joint venture partners and to continue development plans at our Bear Lodge REE Project or exploration of our Sundance Gold Project (together, the “Projects”);

—

future expenditures in compliance with environmental and other laws and regulations;

—

expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;

—

the timing and potential conclusions of a future Feasibility Study (“FS”) on the Bear Lodge REE Project;

—

our ability and the timing to obtain the necessary permits and licenses, including environmental, project development, mining, beneficiation and processing operations permits;

—

our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations;

—

the estimated capital costs required to bring the Bear Lodge REE Project into commercial production and the estimated life-of-mine costs, including sustaining capital;

—

expectations as to the marketability and prices of our future rare earth product(s); and

—

our potential status as a “passive foreign investment company” under U.S. tax laws.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from our expectations, either expressed or implied, and include, among other, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2016, including, without limitation, risks associated with:

—

our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) maintain our assets, (ii) conduct our Projects’ activities and (iii) maintain our general and administrative expenditures at acceptable levels;

—

whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

—

depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products and gold;

—

our lack of production from our mineral properties;

—

our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Projects;

—

the potential outcome of future feasibility studies that may indicate that the Projects’ economics are less favorable than previously expected;

—

our ability to resume our currently suspended federal and state permitting efforts for the Bear Lodge REE Project in a timely and cost effective manner;

—

the permitting, exploration, development and operation of our Projects;

—

increased costs affecting our financial condition;

—

establishing adequate distribution channels to place our future suite of products;

—

competition in the mining, rare earth and gold industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

—

technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

—

the specific product(s) from the Bear Lodge REE Project potentially having a limited number of customers, which could limit our bargaining power, product pricing, and profitability;

—

our proprietary, patent-pending, rare earth processing technology encountering infringement, unforeseen problems, or unexpected costs in deployment or scaling up to commercial application;

—

mineral reserve and mineral resource estimation;

—

the permitting, licensing and regulatory approval processes for our planned operations;

—

opposition to any of our Projects from third parties;

—

continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or permit requirements adverse to the mining industry, including measures regarding reclamation, water protection, land use and climate change;

—

our dependence on and the potential difficulty of attracting and retaining key personnel, consultants and qualified management;

—

any shortage of equipment and supplies;

—

mining and resource exploration, development and recovery being a potentially hazardous activity;

—

operating in the resource industry, which can be highly speculative and subject to market forces outside of our control;

—

title to our properties or mining claims;

—

insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain risks to our business;

—

negative impacts to our business or operations from market factors;

—

our land reclamation and remediation requirements;

—

information technology system disruptions, damage or failures;

—

effects of proposed legislation on the mining industry and our business;

—

our executive officers, directors and consultants being engaged in other businesses;

—

costs associated with any unforeseen litigation;

—

enforcement of civil liabilities in the United States and elsewhere;

—

our common shares continuing not to pay cash dividends;

—

our securities, including in relation to both company performance and general security market conditions;

—

the OTCQB standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB marketplace;

—

tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”; and

—

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 342	$ 927
Prepaid expenses and other	100	81
Total Current Assets	442	1,008

Equipment, net	96	106
Investment in land	600	600
Total Assets	$ 1,138	$ 1,714

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 39	$ 65
Asset retirement obligation, current portion	–	152
Total Current Liabilities	39	217

Asset retirement obligation, non-current portion	241	205
Repurchase option	600	600
Total Liabilities	880	1,022

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2017 and December 31, 2016 - 52,941,880	103,640	103,640
Additional paid in capital	23,657	23,626
Accumulated deficit	(127,039)	(126,574)
Total Shareholders' Equity	258	692

Total Liabilities and Shareholders' Equity	$ 1,138	$ 1,714

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
Exploration and evaluation	$ (2)	$ (35)	$ (20)	$ (162)
Corporate administration	(295)	(363)	(573)	(2,110)
Asset retirement obligation revision	116	–	116	–
Depreciation	(5)	(10)	(10)	(23)
Total operating expenses	(186)	(408)	(487)	(2,295)

Non-operating income/(expenses):
Interest income	–	–	–	1
Gain on currency translation	21	–	22	17
Gain/(loss) on sale of equipment	–	(26)	–	7
Total non-operating income/(expenses)	21	(26)	22	25

Net loss	$ (165)	$ (434)	$ (465)	$ (2,270)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,880	52,941,880	52,941,880	52,941,880

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (465)	$ (2,270)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	10	23
Gain on sale of equipment	–	(7)
Asset retirement obligation revision	(116)	–
Stock-based compensation	31	56
	(540)	(2,198)
Changes in working capital
Prepaid expenses and other	(19)	110
Accounts payable and accrued liabilities	(26)	(853)
Net cash and cash equivalents used in operating activities	(585)	(2,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	–	89
Net cash and cash equivalents provided by investing activities	–	89

Decrease in cash and cash equivalents	(585)	(2,852)
Cash and cash equivalents - beginning of the period	927	3,881
Cash and cash equivalents - end of the period	$ 342	$ 1,029

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

The Company previously announced extensive cost cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve. In the interim, we have been and will be continuing to pursue potential financings and strategic alternatives such as off-take agreements, joint ventures and the potential sale of various assets, including all or part of the Bear Lodge REE Project and/or the Sundance Gold Project. We continue to pursue opportunities to further reduce corporate and administration costs.

More recently, the Company has turned more of its attention to the gold potential of the Bear Lodge property.  The area with gold potential is mostly separate from the known rare earth deposits, including the Bull Hill deposit.  There may be, however, significant gold occurrences in some of the identified satellite rare earth deposits.  Only further exploration will define the extent of overlapping occurrences, if any. The Company is seeking investment and partnership opportunities with parties interested in the Sundance Gold Project.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the filing date of these financial statements.  The ability to continue as a going concern is dependent upon the Company obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs with existing cash on hand, asset sales, strategic alliances and potential issuances of common stock. There can be no assurance that we will be able to raise the necessary financing or complete a strategic transaction on acceptable terms or at all.  In order to continue as a going concern and/or preserve shareholder value, we may have to liquidate our assets. If the Company decides to sell part or all of its assets, the sale proceeds may be less than the value at which those assets are carried on our consolidated financial statements.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2017, and the results of our operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 in conformity with U.S. GAAP.  Interim results of operations for the three and six months ended June 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

3.

EQUIPMENT

	June 30, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ -	$ 61	$ 61	$ –
Furniture	13	13	-	13	13	–
Geological equipment	437	352	85	437	344	93
Vehicles	87	76	11	87	74	13
	$ 598	$ 502	$ 96	$ 598	$ 492	$ 106

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

5.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

As of June 30, 2017, we have 3,744,900 options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (“RSOP”).

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the six months ended June 30, 2017, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.8%
Expected volatility	133.37%
Expected dividend yield	nil
Expected term in years	5.0
Estimated forfeiture rate	nil

The compensation expense recognized in our consolidated financial statements for the three months ended June 30, 2017 and 2016 for stock option awards was $11 and $23, respectively, and $31 and $56 for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, all outstanding stock options were vested and all related compensation expense was recognized.

The following table summarizes our stock option activity for each of the six months ended June 30, 2017 and 2016:

	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,694,900	$ 0.94	4,578,700	$ 3.99
Granted	150,000	0.15	–	–
Cancelled/Expired	(100,000)	0.04	(1,291,300)	7.89
Outstanding, end of period	3,744,900	$ 0.93	3,287,400	$ 2.70

Exercisable, end of period	3,744,900	$ 0.93	3,023,200	$ 2.89

Weighted-average fair value per share of options granted during period	$ 0.15		n/a

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

7.

ASSET RETIREMENT OBLIGATION REVISION

During the three and six months ended June 30, 2017, we reduced our asset retirement obligation by $116 based on a revision of our previous estimate.  The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $241.

As we do not expect to incur any asset retirement obligation activities which would further reduce our obligation during the next 12 months, we have reclassified the current portion of our asset retirement obligation to long-term.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2017, has been prepared based on information available to us as of August 4, 2017. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements for the three and six months ended June 30, 2017 and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2016, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2017 was $165, or nil per share, as compared with our consolidated net loss of $434, or $0.01 per share, for the same period in 2016. Our consolidated net loss for the six months ended June 30, 2017 was $465, or $0.01 per share, as compared with our consolidated net loss of $2,270, or $0.04 per share, for the same period in 2016.

For the three months ended June 30, 2017, the decrease in consolidated net loss of $269 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $33 and a decrease in corporate administration expenses of $68.

For the six months ended June 30, 2017, the decrease in consolidated net loss of $1,805 from the prior period was primarily the result of a decrease in exploration and evaluation expenses of $142 and a decrease in corporate administration expenses of $1,537.

Exploration and evaluation

Exploration and evaluation costs were $2 and $20 for the three and six months ended June 30, 2017, respectively, as compared with $35 and $162 for the three and six months ended June 30, 2016, respectively. The variance from the prior period was the result of decreased activities on the Bear Lodge REE Project as we suspended the majority of permitting activities while continuing the work necessary to maintain our permits.

Corporate administration

Corporate administration costs were $295 and $573 for the three and six months ended June 30, 2017, as compared with $363 and $2,110 for the three and six months ended June 30, 2016. During the six months ended June 30, 2016, corporate administration costs included one-time expenses of $950 incurred in placing the Bear Lodge REE Project on care-and-

maintenance and severing all but one of our full-time employees. We continue to seek opportunities to further reduce corporate overhead and administration costs.

Asset retirement obligation revision

During the three and six months ended June 30, 2017, we reduced our asset retirement obligation by $116 based on a revision of our previous estimate.  The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $241.  There were no such reductions during the three and six months ended June 30, 2016.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $585 for the six months ended June 30, 2017, as compared with $2,941 for the same period in 2016. The decrease of $2,356 in cash used is primarily the result of decreased spending on exploration and evaluation activities and corporate administration expenses, partially offset by timing in vendor payments affecting accounts payable.

Investing Activities

Net cash provided by investing activities was nil for the six months ended June 30, 2017, as compared with $89 for the six months ended June 30, 2016. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Liquidity and Capital Resources

At June 30, 2017, our total current assets were $442, as compared with $1,008 as of December 31, 2016, which is a decrease of $566. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents in the amount of $585 due to funding operations, including an increase in prepaid expenses. Our working capital as at June 30, 2017 was $403, as compared with $791 at December 31, 2016.  The decrease in working capital is primarily due to funding our operations partially offset by the non-cash asset retirement obligation revision, discussed above.

We have placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended.  Additionally, corporate cost containment measures have been implemented to preserve remaining cash balances as we pursue additional financings, asset sales and/or strategic alternatives, including joint ventures and the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project.  We continue to seek further opportunities to reduce corporate overhead and administration costs.

We do not have sufficient funds to complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, our continuation as a going concern is dependent upon our completion of a future financing, off-take agreement, joint venture, strategic transaction, or sale of various assets and/or one or both of the Projects. There is no assurance, however, that we will be successful in completing such a financing or strategic transaction.  As a result, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months, after the filing date of this Quarterly Report, as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our financial statements do not include any adjustments, however, that may result from the outcome of this uncertainty to be able to continue as a going concern.  We do not have sufficient cash to fund planned operations and meet obligations for the next 12 months without securing additional funds.

If we are unable to continue as a going concern or in order to preserve shareholder value, we may have to liquidate our assets, the proceeds from which may be less than the value at which those assets are carried on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes to the contractual obligations disclosed in Item 7 of Part II in our December 31, 2016 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of commodity price risk.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2017, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 or in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended June 30, 2017, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1+*	Fifth Amendment to Severance Compensation Agreement with Randall J. Scott, dated as of June 7, 2017
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+

Filed herewith.

*

Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 4, 2017

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	August 4, 2017

14