Form 10-Q
period 2017-09-30
RARE ELEMENT RESOURCES LTD
filed 2017-11-13
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐  Yes  ☒   No

Number of issuer’s common shares outstanding as of November 2, 2017:  79,591,880

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 4.  CONTROLS AND PROCEDURES

14

PART II – OTHER INFORMATION

15

ITEM 1.  LEGAL PROCEEDINGS

15

ITEM 1A.  RISK FACTORS

15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.  MINE SAFETY DISCLOSURES

16

ITEM 5.  OTHER INFORMATION

16

ITEM 6.  EXHIBITS

17

SIGNATURES

18

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

—

the impact of the Synchron investment on our future operational plans and financing plans;

—

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•

our ability to resume suspended operational and permitting activities successfully;

—

expectations regarding the ability to raise capital or secure strategic or joint venture partners and to continue development plans at our Bear Lodge REE Project or exploration of our Sundance Gold Project (together, the “Projects”);

—

the timing and potential conclusions of future feasibility studies on the Bear Lodge REE Project;

—

our ability and the timing to obtain the necessary permits and licenses, including environmental, project development, mining, beneficiation and processing operations permits;

—

our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from our expectations, either expressed or implied, and include, among other, the factors referenced in the “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2016, including, without limitation, risks associated with:

•

our ability to maintain relationships and meet our obligations with significant investors or attract future investors or strategic partners;

•

our ability to maintain our interest in our patent-pending intellectual property and related technical information licensed to third parties;

•

our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) maintain our assets, (ii) conduct our Projects’ activities and (iii) maintain our general and administrative expenditures at acceptable levels;

—

whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

—

depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products and gold, including the potential impact of the Chinese-dominated rare earth market;

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

•

our ability to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations and ability to acquire another location if necessary;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 544	$ 927
Prepaid expenses and other	78	81
Total Current Assets	622	1,008

Equipment, net	92	106
Investment in land	600	600
Total Assets	$ 1,314	$ 1,714

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 76	$ 65
Asset retirement obligation, current portion	–	152
Total Current Liabilities	76	217

Asset retirement obligation, non-current portion	241	205
Repurchase option	600	600
Total Liabilities	917	1,022

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2017 and December 31, 2016 - 52,941,880	104,140	103,640
Additional paid in capital	23,657	23,626
Accumulated deficit	(127,400)	(126,574)
Total Shareholders' Equity	397	692

Total Liabilities and Shareholders' Equity	$ 1,314	$ 1,714

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
Exploration and evaluation	$ (208)	$ (176)	$ (228)	$ (338)
Corporate administration	(150)	(235)	(723)	(2,345)
Asset retirement obligation revision	–	–	116	–
Impairment of land	–	(380)	–	(380)
Depreciation	(4)	(8)	(14)	(31)
Total operating expenses	(362)	(799)	(849)	(3,094)

Non-operating income/(expenses):
Interest income	–	–	–	1
Gain/(loss) on currency translation	1	(1)	23	16
Gain on sale of equipment	–	1	–	8
Total non-operating income/(expenses)	1	–	23	25

Net loss	$ (361)	$ (799)	$ (826)	$ (3,069)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,941,880	52,941,880	52,941,880	52,941,880

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (826)	$ (3,069)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	14	31
Gain on sale of equipment	–	(8)
Impairment of land	–	380
Asset retirement obligation revision	(116)	–
Stock-based compensation	31	67
	(897)	(2,599)
Changes in working capital
Prepaid expenses and other	3	169
Accounts payable and accrued liabilities	11	(845)
Net cash and cash equivalents used in operating activities	(883)	(3,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	–	91
Net cash and cash equivalents provided by investing activities	–	91

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance payment for common share issuance	500	–
Net cash and cash equivalents provided by investing activities	500	–

Decrease in cash and cash equivalents	(383)	(3,184)
Cash and cash equivalents - beginning of the period	927	3,881
Cash and cash equivalents - end of the period	$ 544	$ 697

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

The Company previously announced extensive cost-cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve. The Company is considering an updated work plan to (i) further progress pilot plant testing of our proprietary technology for rare earth processing and separation, (ii) progress engineering work on an alternative high-grade mine plan, and (iii) determine the timing for the resumption of permitting efforts following receipt of the proceeds from the Synchron investment on October 2, 2017 (discussed in Note 4).

In 2017, the Company began to further review the gold potential of the Bear Lodge property.  The area with gold potential is mostly separate from the known rare earth deposits, including the Bull Hill deposit.  There may be, however, significant gold occurrences in some of the identified satellite rare earth deposits.  Only further exploration will define the extent of overlapping occurrences, if any.

The Company previously reported a going concern doubt in its Form 10-K for the year ended December 31, 2016 and subsequent quarterly filings in 2017. Due to the Synchron investment, the Company no longer has a significant doubt as to its ability to continue as a going concern. However, even with the Synchron investment, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing such a financing or transaction.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2017, and the results of our operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended September 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

3.

EQUIPMENT

	September 30, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ -	$ 61	$ 61	$ -
Furniture	13	13	-	13	13	-
Geological equipment	437	354	83	437	344	93
Vehicles	87	78	9	87	74	13
	$ 598	$ 506	$ 92	$ 598	$ 492	$ 106

4.

SHAREHOLDERS’ EQUITY

Strategic Investment

On August 18, 2017, the Company and General Atomics Uranium Resources, LLC, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomics Uranium Resources, LLC or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an option agreement (“Option Agreement”) and an intellectual property rights Agreement (“IP Rights Agreement), all discussed below, for $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”) completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company, which constitute approximately 33.5% of the issued and outstanding common shares of the Company, (ii) received $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040. Synchron’s ownership percentage after exercising the Option is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from the initial investment. Additionally, the parties executed an IP Rights Agreement, whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.

The Company made customary representations and warranties in the Investment Agreement. The representations and warranties of the parties survive the closing of the transactions contemplated by the Investment Agreement until the earliest to occur of (i) the fourth anniversary of such closing and (ii) the exercise date of the Option. The assertions embodied in the representations and warranties were made solely for purposes of the Investment Agreement between the Company and Synchron and may be subject to important qualifications and limitations agreed to by the parties in connection with the negotiated terms. Moreover, some of those representations and warranties were made as of a specific date, are subject to a contractual standard of materiality different from those generally applicable to shareholders and that have been used for the purpose of allocating risk between the Company and Synchron rather than establishing matters as facts. The Company’s shareholders are not third-party beneficiaries under the Investment Agreement and should not rely on the representations and warranties or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, Synchron or any of their respective subsidiaries or affiliates.

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron is entitled to nominate two directors for appointment or election to the Company’s board of directors, where the board is comprised of six or seven directors following such appointment.  If the Option is exercised in full and Synchron continues to own the Acquired Shares, then Synchron is entitled to nominate one additional director for appointment or election to the Company’s board of directors.  Synchron has not yet designated any persons for appointment or election to the Company’s board of directors.

Pursuant to and subject to the terms and conditions of the Investment Agreement, absent a waiver approved by the Company’s board of directors with the concurrence of a majority of Synchron’s director designees, the Company may not take the following major actions without the approval of the holders of a majority of the common shares then outstanding: (i) authorizing the issuance of additional shares of capital stock of the Company; (ii) incurring indebtedness in excess of

$1,000; (iii) entering into any transaction or series of related transactions involving the acquisition of any assets or equity interests or the disposition of the Company’s assets, in each case involving consideration in excess of $1,000; or (iv) authorizing any dividend or distribution.  In addition, pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron has (A) the right to purchase its pro rata share of any common shares that are issued by the Company in connection with any financing, (B) certain customary piggyback registration rights for the common shares of the Company held by Synchron and (C) certain information and indemnification rights.

Pursuant to the IP Rights Agreement, Synchron was granted certain rights to the Company’s intellectual property relating to our patents-pending and related technical information.  Subject to the terms and conditions of the IP Rights Agreement, Synchron was granted a perpetual non-exclusive license in the Company’s intellectual property which, upon exercise of the Option, will become exclusive to Synchron and its affiliates, subject to all rights in the intellectual property retained by the Company. The Company made certain representations and warranties as to the current status of its intellectual property at the time of the license grant. In addition, pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron (i) will receive a royalty-free exclusive right to the Company’s intellectual property if the Option is exercised in full but (ii) will be required to pay a commercially reasonable royalty to the Company for its intellectual property if Synchron does not exercise the Option prior to its expiration.

Outstanding Warrants

In connection with a registered direct offering of the Company shares that closed on April 29, 2015, the Company issued warrants each exercisable for one of the Company’s common shares. In addition, the Company issued warrants to a placement agent in connection with the offering, under the same terms as those issued to investors. The exercise price and exercise period are outlined below:

Financing	Investor Warrants	Placement Agent Warrants	Total Warrants	Exercise Price	Expiration Date
April 29, 2015 offering	2,615,385	261,539	2,876,924	$0.85	4/29/18

The value of the warrants issued to the placement agent (non-employee) for its services in connection with the April 29, 2015 offering was recorded as a cost of equity.  The Company used a Black-Scholes option pricing model with inputs including a market price of the Company’s common shares of $0.72, an exercise price of $0.85, a three-year term, volatility of 81.0%, a risk-free rate of 0.91% and no assumed dividends.  The value of the warrants issued to the placement agent for its services in connection with the April 29, 2015 offering was estimated at $91.

5.

ADDITIONAL PAID-IN CAPITAL

Stock-based compensation

As of September 30, 2017, we have 3,591,400 options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (“RSOP”).

The fair value of each employee stock option award is estimated at the grant date using a Black-Scholes option pricing model and the price of our common shares on the date of grant. The significant assumptions used to estimate the fair value of stock options awarded during the nine months ended September 30, 2017, using a Black-Scholes option pricing model are as follows:

Risk-free interest rate	0.8%
Expected volatility	133.37%
Expected dividend yield	nil
Expected term in years	5.0
Estimated forfeiture rate	nil

The compensation expense recognized in our consolidated financial statements for the three months ended September 30, 2017 and 2016 for stock option awards was $nil and $11, respectively, and $31 and $67 for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, all outstanding stock options were vested and all related compensation expense was recognized.

The following table summarizes our stock option activity for each of the nine months ended September 30, 2017 and 2016:

	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,694,900	$ 0.94	4,578,700	$ 3.99
Granted	150,000	0.15	–	–
Cancelled/Expired	(253,500)	2.98	(1,938,300)	6.70
Outstanding, end of period	3,591,400	$ 0.76	2,640,400	$ 2.25

Exercisable, end of period	3,591,400	$ 0.76	2,440,360	$ 2.39

Weighted-average fair value per share of options granted during period	$ 0.15		n/a

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

7.

ASSET RETIREMENT OBLIGATION REVISION

During the nine months ended September 30, 2017, we reduced our asset retirement obligation by $116 based on a revision of our previous estimate.  The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $241.

As we do not expect to incur any asset retirement obligation activities which would further reduce our obligation during the next 12 months, we have reclassified the current portion of our asset retirement obligation to long-term.

8.    IMPAIRMENT OF LAND

During the three months ended September 30, 2016, due to the ongoing discussions regarding valuation subsequently reflected in the Asset Purchase Agreement (the “Asset Purchase Agreement”) between Rare Element Resources, Inc., a Wyoming corporation and a wholly owned subsidiary of the Company, and Whitelaw Creek, a Wyoming limited liability company (“Whitelaw Creek”), we evaluated the carrying value of our Section 16 real property at the Bear Lodge REE Project located in Wyoming based on the sale price of $600 per the Asset Purchase Agreement. As a result, we reduced the carrying value of the land by $380 to $600. Subsequent to September 30, 2016, on October 26, 2016, the asset sale to Whitelaw Creek was consummated, and the Company received proceeds of approximately $595, representing the purchase price less closing costs and fees. See Note 5 to the consolidated financial statements for the year ended December 31, 2016 for completed discussion of this transaction.

9.    SUBSEQUENT EVENT

On October 2, 2017, we closed a strategic investment with Synchron whereby we received a total of $4,752 by issuing 26,650,000 common shares and executing an Investment Agreement, Option Agreement and IP Rights Agreement.  See Note 4 for a complete discussion of this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2017, has been prepared based on information available to us as of November 10, 2017. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2017 and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2016, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

The Company continues the implemented cost-conservation measures. Given the completion of the Synchron investment on October 2, 2017(discussed in “Liquidity and Capital Resources—Strategic Investment” below), The Company is considering an updated work plan to (i) further progress pilot plant testing of our proprietary technology for rare earth processing and separation, (ii) progress engineering work on an alternative high-grade mine plan, and (iii) determine the timing for the resumption of permitting efforts. The Company will additionally continue with certain limited reclamation activities in 2017 as required and appropriate.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2017 was $361, or $0.01 per share, as compared with our consolidated net loss of $799, or $0.02 per share, for the same period in 2016. Our consolidated net loss for the nine months ended September 30, 2017 was $826, or $0.02 per share, as compared with our consolidated net loss of $3,069, or $0.06 per share, for the same period in 2016.

For the three months ended September 30, 2017, the decrease in consolidated net loss of $438 from the prior period was primarily the result of a decrease in impairment charges of $380 and corporate administration expenses of $85, partially offset by an increase in exploration and evaluation expenses of $32.

For the nine months ended September 30, 2017, the decrease in consolidated net loss of $2,243 from the prior period was primarily the result of a decrease in impairment charges of $380, a decrease in exploration and evaluation expenses of $110 and a decrease in corporate administration expenses of $1,622 and a decrease in our asset retirement obligation of $116.

Exploration and evaluation

Exploration and evaluation costs were $208 and $228 for the three and nine months ended September 30, 2017, respectively, as compared with $176 and $338 for the three and nine months ended September 30, 2016, respectively. The variance for the nine months ended September 30, 2017 compared to September 30, 2016 was the result of decreased activities on the Bear Lodge REE Project as we suspended the majority of permitting activities while continuing the work necessary to maintain our permits.

Corporate administration

Corporate administration costs were $150 and $723 for the three and nine months ended September 30, 2017, as compared with $235 and $2,345 for the three and nine months ended September 30, 2016. During the nine months ended September 30, 2016, corporate administration costs included one-time expenses of $950 incurred in placing the Bear Lodge REE Project on care-and-maintenance and severing all but one of our full-time employees.

Asset retirement obligation revision

During the nine months ended September 30, 2017, we reduced our asset retirement obligation by $116 based on a revision of our previous estimate.  The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $241.  There were no such reductions during the three and nine months ended September 30, 2016 or the three months ended September 30, 2017.

Impairment of land

On October 20, 2016, we executed an Asset Purchase Agreement whereby the Company agreed to sell the Section 16 real property to a private party, retaining a five-year repurchase option. During the three and nine months ended September 30, 2016, due to the ongoing discussions regarding valuation subsequently reflected in the Asset Purchase Agreement, we evaluated the carrying value of our Section 16 real property at the Bear Lodge REE Project located in Wyoming. As a result, we reduced the carrying value of the land by $380 to $600 in the third quarter of 2016. On October 26, 2016, the parties closed the asset sale, and the Company received proceeds of approximately $595, representing the purchase price less closing costs and fees.

There were no impairment charges in the nine-month period ended September 30, 2017.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $883 for the nine months ended September 30, 2017, as compared with $3,275 for the same period in 2016. The decrease of $2,392 in cash used is primarily the result of decreased spending on exploration and evaluation activities and corporate administration, partially offset by timing in vendor payments affecting accounts payable.

Investing Activities

Net cash provided by investing activities was nil for the nine months ended September 30, 2017, as compared with $91 for the nine months ended September 30, 2016. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Financing Activities

Net cash provided by financing activities was $500 for the nine months ended September 30, 2017, as compared with nil for the nine months ended September 30, 2016. The cash received in the 2017 period was related to the strategic investment discussed in “Liquidity and Capital Resources—Strategic Investment”.

Liquidity and Capital Resources

At September 30, 2017, our total current assets were $622, as compared with $1,008 at December 31, 2016, which is a decrease of $386. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents in the amount of $383 due to funding operations, including an increase in prepaid expenses. Our working capital as at September 30, 2017 was $546, as compared with $791 at December 31, 2016.  The decrease in working capital is primarily due to funding our operations, partially offset by the non-cash asset retirement obligation revision, discussed above.

We had previously placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities had been suspended.  Additionally, corporate cost containment measures were implemented to preserve remaining cash balances as we pursued additional financings, asset sales and/or strategic alternatives, including joint ventures and the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project. As a result of the closing of the Synchron investment on October 2, 2017, the Company is considering an updated work plan to (i) further progress pilot plant testing of our proprietary technology for rare earth processing and separation, (ii) progress engineering work on an alternative high-grade mine plan, and (iii) determine the timing for the resumption of permitting efforts.

The Company previously reported a going concern doubt in its Form 10-K for the year ended December 31, 2016 and subsequent quarterly filings in 2017. Due to the Synchron investment, the Company no longer has a significant doubt as to its ability to continue as a going concern. However, even with the Synchron investment, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing such a financing or transaction.

Strategic Investment

On August 18, 2017, the Company and General Atomics Uranium Resources, LLC, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomics Uranium Resources, LLC or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an Option Agreement (“Option Agreement”) and an intellectual property rights Agreement (“IP Rights Agreement), all discussed below, for $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”) completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company, which constitute approximately 33.5% of the issued and outstanding common shares of the Company, (ii) received $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage after exercising the Option is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from the initial investment. Additionally, the parties executed an IP Rights Agreement, whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information. The Company will complete the proceeds allocation between the Investment Agreement, the Option Agreement and the IP Rights Agreement during the fourth quarter of 2017.

The Company made customary representations and warranties in the Investment Agreement. The representations and warranties of the parties survive the closing of the transactions contemplated by the Investment Agreement until the earliest to occur of (i) the fourth anniversary of such closing and (ii) the exercise date of the Option. The assertions embodied in the representations and warranties were made solely for purposes of the Investment Agreement between the Company and Synchron and may be subject to important qualifications and limitations agreed to by the parties in connection with the negotiated terms. Moreover, some of those representations and warranties were made as of a specific date, are subject to a contractual standard of materiality different from those generally applicable to shareholders and that have been used for the purpose of allocating risk between the Company and Synchron rather than establishing matters as facts. The Company’s shareholders are not third-party beneficiaries under the Investment Agreement and should not rely on the representations and warranties or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, Synchron or any of their respective subsidiaries or affiliates.

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron is entitled to nominate two directors for appointment or election to the Company’s board of directors, where the board is comprised of six or seven directors following such appointment.  If the Option is exercised in full and Synchron continues to own the Acquired Shares, then Synchron is entitled to nominate one additional director for appointment or election to the Company’s board of directors.  Synchron has not yet designated any persons for appointment or election to the Company’s board of directors

Pursuant to and subject to the terms and conditions of the Investment Agreement, absent a waiver approved by the Company’s board of directors with the concurrence of a majority of Synchron’s director designees, the Company may not take the following major actions without the approval of the holders of a majority of the common shares then outstanding: (i) authorizing the issuance of additional shares of capital stock of the Company; (ii) incurring indebtedness in excess of $1,000; (iii) entering into any transaction or series of related transactions involving the acquisition of any assets or equity interests or the disposition of the Company’s assets, in each case involving consideration in excess of $1,000; or (iv) authorizing any dividend or distribution.  In addition, pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron has (A) the right to purchase its pro rata share of any common shares that are issued by the Company in connection with any financing, (B) certain customary piggyback registration rights for the common shares of the Company held by Synchron and (C) certain information and indemnification rights.

Pursuant to the IP Rights Agreement, Synchron was granted certain rights to the Company’s intellectual property relating to our patents-pending and related technical information.  Pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron was granted a perpetual non-exclusive license in the Company’s intellectual property which, upon exercise of the Option, will become exclusive to Synchron and its affiliates, subject to all rights in the intellectual property retained by the Company. The Company made certain representations and warranties as to the current status of its intellectual property at the time of the license grant. In addition, pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron (i) will receive a royalty-free exclusive right to the Company’s intellectual property if the Option is exercised in full but (ii) will be required to pay a commercially reasonable royalty to the Company for its intellectual property if Synchron does not exercise the Option prior to its expiration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes to the contractual obligations disclosed in Item 7 of Part II in our December 31, 2016 Form 10-K.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2017, other than the risks described below, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 or in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Our largest shareholder beneficially owns a significant percentage of our common shares and an option to purchase additional shares, has significant influence on our major corporate decisions, including veto power over some matters, and could take actions that could be adverse to other shareholders, any of which could adversely affect the market price of our common shares.

On August 18, 2017, we executed a term sheet with General Atomics relating to a strategic investment in the Company.  On October 2, 2017, we closed the transaction and entered into an Investment Agreement, Option Agreement and an IP Rights Agreement with Synchron. As a result of the transaction, Synchron acquired approximately 33.5% of the common shares issued and outstanding of the Company, with an option to purchase such number of common shares that constitute an additional approximately 15.5% of the fully diluted common shares of the Company. The Investment Agreement grants certain rights to Synchron, including approval rights for certain corporate actions and the right to nominate for appointment two or three directors to the Company’s board, depending on whether the Option is exercised, all as described in Note 4 to the consolidated financial statements for the quarter ended September 30, 2017 in this current report on Form 10-Q.

As a result of the foregoing, Synchron has significant influence on our major corporate decisions and matters requiring shareholder approval. These rights, along with the concentration of ownership and voting power with Synchron, (i) may make it more difficult for any other holder or group of holders of our common shares to be able to significantly influence the way we are managed or the direction of our business and (ii) may make it more difficult for another company to acquire us and for shareholders to receive any related takeover premium unless Synchron approves the acquisition.  The interests of Synchron with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other shareholders.  The ability of Synchron to influence certain of our major corporate decisions may harm the market price of our common shares by delaying, deferring, or preventing transactions that are or are perceived to be in the best interest of other shareholders or by discouraging third-party investors.

Similarly, the Option may harm the market price of our common shares because it grants Synchron the right to purchase approximately 15.5% of our fully diluted common shares at the time it is exercised for a fixed price, regardless of the then-market price of our common shares or the number of fully diluted common shares then outstanding.

By granting a license in our intellectual property rights, we may be limited in our ability to protect our intellectual property rights, which could adversely impact our competitive position or results of operations.

On October 2, 2017, we entered into an IP Rights Agreement with Synchron pursuant to which Synchron was granted certain perpetual rights to the Company’s intellectual property relating to our patents-pending and related technical information. As a result of the transactions contemplated by the IP Rights Agreement, we may be forced to enforce or defend our intellectual property rights against infringement and unauthorized use, and to protect our trade secrets. Further, by granting a license to use our intellectual property, we may be limited in our ability to protect our intellectual property rights by legal recourse or otherwise.  In defending our intellectual property rights, we may place our intellectual property at risk of being invalidated, held unenforceable, narrowed in scope or otherwise limited, any of which could have a material adverse effect on our business and financial condition. Our inability to preserve or maintain an interest in certain intellectual property rights could adversely impact our competitive position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended September 30, 2017, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
10.1+*	Term Sheet for Purchase of Common Shares, Options and Intellectual Property Rights, dated August 18, 2017, by and between Rare Element Resources Ltd. and General Atomics Uranium Resources, LLC
10.2+*	Sixth Amendment to Severance Compensation Agreement with Randall J. Scott, dated August 29, 2017
10.3+	Investment Agreement by and between Rare Element Resources Ltd. and Synchron, dated October 2, 2017
10.4+	Common Share Purchase Option, dated October 2, 2017
10.5+	Intellectual Property Rights Agreement by and between Rare Element Resources Ltd. and Synchron, dated October 2, 2017
10.6+*

Seventh Amendment to Severance Compensation Agreement with Randall J. Scott, dated November 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 7, 2017)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+

Filed herewith.

++

Furnished herewith.

*

Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2017

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	November 13, 2017

18