Form 10-K
period 2017-12-31
RARE ELEMENT RESOURCES LTD
filed 2018-03-28
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer ☐    Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company  ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2017, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $8,943,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 19, 2018 was 79,591,880.

TABLE OF CONTENTS

GLOSSARY OF TERMS

5

PART I

11

ITEM 1A.  RISK FACTORS

17

ITEM 1B.  UNRESOLVED STAFF COMMENTS

32

ITEM 2.     PROPERTIES

32

ITEM 3.     LEGAL PROCEEDINGS

39

ITEM 4.     MINE SAFETY DISCLOSURES

40

PART II

40

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

40

ITEM 6.    SELECTED FINANCIAL DATA

47

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

47

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

52

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

54

CONSOLIDATED BALANCE SHEETS

55

CONSOLIDATED STATEMENTS OF OPERATIONS

56

CONSOLIDATED STATEMENTS OF CASH FLOWS

57

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

58

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

71

ITEM 9A.  CONTROLS AND PROCEDURES

71

ITEM 9B.  OTHER INFORMATION

72

PART III

72

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

72

ITEM 11.  EXECUTIVE COMPENSATION

72

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

72

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR

INDEPENDENCE

72

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

72

PART IV

73

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

73

SIGNATURES

74

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

Financial information is presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

•

the impact of the transaction with Synchron (as described under “Item 1. Business – Recent Corporate Developments”) on our future development, operational and financing plans;

•

our ability to resume suspended operational and permitting activities successfully;

•

our ability and the timing to obtain the necessary permits and licenses, including project development, mining, beneficiation and processing permits and source material licenses;

•

our ability and timing to exercise our right to purchase certain non-mineral lands for waste rock storage and mineral processing operations;

•

the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•

anticipated losses in the operation of our business going forward;

•

the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•

the pursuit of potential financing and strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic or joint venture partners in order to advance our Bear Lodge REE Project or the exploration of our Sundance Gold Project (together, the “Projects”);

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

•

our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) maintain our assets, (ii) conduct our Projects’ activities and (iii) maintain our general and administrative expenditures at appropriate levels;

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

•

our ability to resume our currently suspended federal and state permitting efforts for the Bear Lodge REE Project in a timely and cost effective manner, or at all;

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

•

the specific product(s) from the Bear Lodge REE Project potentially having a limited number of customers, which could reduce our bargaining power, product pricing, and profitability;

•

our proprietary, patent-pending, rare earth processing technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;

•

our ability to maintain our interest in our patent-pending intellectual property and related technical information licensed to third parties;

•

mineral reserve and mineral resource estimation;

•

the permitting, licensing and regulatory approval processes for our planned operations;

•

our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;

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

any shortage of equipment and supplies;

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

•

the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB Venture Marketplace;

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

concentrate – a mineral beneficiation product that generally describes the material that is produced after crushing and grinding ore, effecting significant separation of gangue (waste) minerals from the desired metal and/or metallic minerals, and discarding the waste minerals.  The resulting “concentrate” of minerals typically has an order of magnitude higher content of minerals than does the beginning ore material.

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

Feasibility Study (“FS”) – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision to develop the deposit for mineral production.

FMR – mineralization that includes iron oxide, manganese oxide and rare earth elements.

formation – a distinct layer or group of layers of rock of similar composition and geological origin.

gadolinium (“Gd”) – a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes.  Two of the natural isotopes, Gd 155 and Gd 157, are the best-known neutron absorbers.  Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis.

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

mineralization – a natural accumulation or concentration of one or more potentially economic minerals in rocks or soil.  Also, the process by which minerals are introduced or concentrated in rocks or soil.

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

p.a. – per annum.

praseodymium (“Pr”) – a metallic element that constitutes about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties.  It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder’s glasses.  Because it chemically and magnetically is so similar to its periodic chart neighbors Nd and La, Pr is typically found in small amounts in applications where Nd and La are popular, such as NdFeB magnets and catalysts.  These latter applications are actually the largest uses for Pr because the magnet and catalyst markets are so large.  Thus, Pr plays an important role in extending the availability of the more popular Nd and La.

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

PART I

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Rare Element was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999 as Spartacus Capital Inc.  We are governed under the Business Corporations Act (British Columbia). Our executive office address is P.O. Box 271049, Littleton, Colorado 80127.  The telephone number for our executive office is (720) 278-2460.  We maintain a corporate website at www.rareelementresources.com.

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

On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE American on August 18, 2010 under the ticker symbol “REE.”  On May 27, 2011, we transitioned from a listing on the TSX-V to the Toronto Stock Exchange (“TSX”) and traded under the ticker symbol “RES” until December 31, 2015, when we voluntarily delisted from and ceased to trade on the TSX.  Our common shares traded on the NYSE American until February 26, 2016.  Since February 29, 2016, our common shares have been trading on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of December 31, 2017, there were 79,591,880 common shares issued and outstanding.

SUBSIDIARIES

We have one direct wholly owned subsidiary, incorporated under the laws of British Columbia, Canada on July 12, 1996 under the name “Rare Element Holdings Ltd.”  That subsidiary has one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated on August 21, 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc.

DESCRIPTION OF BUSINESS

We are focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade europium deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements, which the Company defines as neodymium, praseodymium, dysprosium, europium, terbium and yttrium.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on appropriate metallurgical processes to recover saleable rare earth products and has filed six patents on its metallurgical processing innovations. Among them, the Company has pilot tested and filed for patent protection on a rare earth separation technique that modifies conventional solvent extraction (“SX”) methods used for rare earth separation to be more efficient and environmentally sound, involving minimal waste effluents discharged from the process.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended.  The Company continued the 2016 implemented cost-conservation measures throughout 2017. With the completion of the transaction with Synchron on October 2, 2017 (discussed below), the Company is considering an updated work plan to (i) confirm and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting efforts. The Company will additionally continue with certain limited exploration-related reclamation activities in 2018 as required and appropriate.

Based on current permitting timetables and other factors, the Company anticipates that it could receive all permits and licenses for the Bear Lodge REE Project approximately 18 to 30 months after resuming permitting efforts.  Once the decision to resume development activities is made, our plan is to advance engineering in preparation for the FS, including an evaluation of a potential modular approach to development beginning with a smaller initial production facility which would then be scaled up.  Our ability to begin construction activities on the Bear Lodge REE Project will be subject to various factors including: (i) the availability of adequate capital, (ii) a positive FS, (iii) securing off-take customers, (iv) obtaining necessary permits and licenses, and (v) Board approval. The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and power lines within two kilometers of the property.  The Bear Lodge REE Project site is 100 kilometers east of Gillette, Wyoming, a major infrastructure, support and logistics center for coal mines in the Powder River Basin that should provide for ready access to the required production supplies and materials as well as skilled labor.  Additionally, the deposit is situated only 64 kilometers from the nearest railhead at Upton, Wyoming, where the proposed hydrometallurgical plant is planned to be sited, allowing access to major distribution channels via the adjacent railhead.

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2017

During 2017, the Company focused its efforts on maintaining its assets and conserving cash.  The Company continued its costs reduction efforts implemented during 2016.  The Company also continued to pursue strategic alternatives for both the Bear Lodge REE Project and the Sundance Gold Project.

On August 18, 2017, the Company and General Atomics Uranium Resources, LLC, executed a term sheet for the purchase of common shares of the Company, the grant of an option to purchase additional common shares, and the grant of rights to the Company's intellectual property (the “Term Sheet”).  The Term Sheet provided that, subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomics Uranium Resources, LLC or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an Option Agreement (the “Option Agreement”) and an intellectual property rights Agreement (the “IP Rights Agreement”), all discussed below, for gross proceeds of $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”) completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company (the “Acquired Shares”), which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from Synchron's initial investment. Additionally, the parties executed an IP Rights Agreement, whereby Synchron and its affiliates received rights to use and improve the Company’s intellectual property relating to our rare earth patents-pending and related technical information.

The Company made customary representations and warranties in the Investment Agreement. The representations and warranties of the parties survive the closing of the transactions contemplated by the Investment Agreement until the earliest to occur of (i) the fourth anniversary of such closing and (ii) the exercise date of the Option.

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron is entitled to nominate two directors for appointment or election to the Company’s Board of Directors, where the Board is comprised of six or seven directors following such appointment.  If the Option is exercised in full and Synchron continues to own the Acquired Shares, then Synchron is entitled to nominate one additional director for appointment or election to the Company’s Board of Directors.  On November 17, 2017, two Synchron designees were appointed to the Company’s Board of Directors.

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

Pursuant to the IP Rights Agreement, Synchron and its affiliates were granted certain rights to the Company’s intellectual property relating to our patents-pending and related technical information.  Pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron and its affiliates were granted a perpetual non-exclusive license in the Company’s rare earth intellectual property which, upon exercise of the Option, will become exclusive to Synchron subject to all rights in the intellectual property retained by the Company. The Company made certain representations and warranties as to the current status of its intellectual property at the time of the license grant. In addition, pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron (i) will receive a royalty-free exclusive right to the Company’s rare earth processing and separation intellectual property if the Option is exercised in full but (ii) will be required to pay a commercially reasonable royalty to the Company for its intellectual property if Synchron does not exercise the Option prior to its expiration.

Plans for 2018

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended.  The Company continued the 2016 implemented cost-conservation measures throughout 2017. With the completion of the transaction with Synchron on October 2, 2017 (discussed above), the Company is considering an updated work plan to (i) confirm and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting efforts. The Company will additionally continue with certain limited exploration-related reclamation activities in 2018 as required and appropriate.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE Products

Due to variations in physical, chemical, molecular and application characteristics, different rare earth metals possess their own market drivers and challenges. REEs are used in computers, cellular telephones, television screens, wind turbines, fuel cells, automobiles, magnetic refrigeration technologies, energy-efficient lighting, petroleum-refining catalysts and numerous other modern specialty technologies including military applications.  Lately the major driver for the rare earth metals market has been the increasing consumption in permanent Neodymium-Iron-Boron (NdFeB) rare earth magnets, in which rare earth metals such as neodymium, praseodymium, terbium, and dysprosium are used. Specifically, these REEs are used in hybrid-electric vehicles and all-electric vehicles as well as in wind turbines.  Cerium, lanthanum, and other rare earth elements are widely used in applications such as metallurgy, catalysts, glass, ceramics, optical instruments, and polishing.

Trends Affecting REE Supply, Demand and Prices

Global REE supply continues to be dominated by production from China, which produced an estimated 90% of the world’s REE output in 2016 and approximately 85% in 2017. Although illegal or unauthorized Chinese REE production remained one of the main themes for China, the crackdown on uncontrolled, illegal mining has had a significant impact during the last two years. China’s total annual rare earth mining output is to be restricted to no more than 140,000 tonnes per annum of REO by 2020. No new mining rights are to be issued to companies other than the selected six state owned enterprises. China has taken seriously the prospect that domestic demand will soon outgrow domestic production and will limit exports. This has led China to look to invest/acquire rare earth resources outside of China. During 2017, the Mountain Pass operation in California was sold out of bankruptcy to a consortium led by the Chinese rare earth company Shenghe Resources, but the mine has yet to restart production.  Rare earth production in the rest of the world, though only 10% of estimated production in 2016, grew to an estimated 15% in 2017 as Lynas Corporation expanded production.

The growth in demand for certain rare earth elements, including Nd and Pr, used in permanent magnets is expected to continue. Nd and Pr are also expected to remain in relatively short supply for the next several years.  Increasing focus on clean energy is pushing the demand for electric vehicles, which in turn will drive the demand for rare earth magnets in electric motor and generator applications. Moreover, increasing applications of cerium and lanthanum in battery and catalytic convertor applications, will drive the global demand of rare earth metals.

Growing demand for renewable energy has increased the demand for rare earth containing magnets, as they give improved performance compared with other magnets. A typical wind turbine requires approximately 200 kilograms of rare earths per one megawatt of capacity for motors and generators. Some analysts have forecast that onshore wind power will account for a quarter share of all new global power generating capacity additions over the coming 20 to 25 years.

The first three quarters of 2017 saw a marked increase in rare earth prices especially for Nd and Pr.  Price increases are expected to be more gradual in 2018, reducing price shocks to consumers and maintaining good selling conditions for producers. Supply in China is expected to remain at a similar level, causing neodymium oxide to move further into supply deficit and become increasingly reliant upon inventories.  The research and advisory firm, Adamas Intelligence, has estimated that the value of global annual rare earth oxides for the production of rare earth containing permanent magnets totaled $1.44 billion in 2016. The firm sees demand for magnet-oriented rare earth oxides increasing to $6.07 billion by 2025, representing a compound annual growth rate of 17.4 percent.  During 2017 and early 2018, there have been signs of improving trends in published market prices for Nd and Pr.

Supply and demand factors for REE products that could positively impact future REE prices include the following, among other factors:

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

•

the capping of production and the tightening of export volumes through licensing and increases in production taxes by China;

•

possible changes in trade policies, including changes in taxes or import duties for REE materials by the U.S. government;

•

the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;

•

the continued research and commercialization of new applications for REE products; and

•

the rising costs in China due to stricter environmental controls and rising wages.

Supply and demand factors for REE products that could negatively impact future REE prices include the following, among other factors:

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

SEASONALITY

Seasonality in the state of Wyoming is not a material factor to exploration activities and any future development and operating activities on the Bear Lodge Property.  Snowfall in the winter may temporarily limit our access to the Bear Lodge Property and our ability to explore or operate from approximately November through June, but it is not a material issue at this time.

COMPETITION

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies in connection with, and the funding for, the exploration and development of mineral properties.  There is competition for the limited number of opportunities, some involving companies having substantially greater financial resources, staff and facilities than we do.  We also compete with other mining and exploration companies in our efforts to hire and retain experienced professionals.  As a result, we may have difficulty attracting or retaining key personnel or securing outside technical resources.

In 2017, China accounted for an estimated 85% of global REE production and 60% of worldwide demand.  While REE projects exist outside of China, current non-Chinese production is relatively limited.  Further, even though one large mine outside of China is in production, it is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese producers a competitive advantage in controlling the supply and processing of REEs and an opportunity to reduce prices to discourage competition.  Any increase in the amount of REEs exported from other nations increases competition and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, the Company may not be able to compete effectively against current and future competitors.  See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We plan to rely on a combination of trade secret protection, nondisclosure agreements, trademarks and patents-pending to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2017, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology and (3) separation of cerium from bulk REEs in an SX process. Two of these provisional applications were converted to a single utility application and an application under the international Patent Cooperation Treaty (“PCT”). This PCT application was nationalized in several foreign jurisdictions in 2015. During 2015, we converted another one of these provisional applications into a single utility application and an application under the PCT, and combined another three of these provisional patent applications into a single PCT application that also designates the United States for patent protection. This PCT application was nationalized in the United States and in two foreign jurisdictions in the first half of 2017. If allowed, a U.S. patent granted from the utility patent application would have a term of 20 years measured from the filing date of the utility patent application. See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential

ENVIRONMENTAL REGULATION

Our exploration and planned development and mining activities are subject to extensive and burdensome environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance, fines and penalties, clean-up costs and other environmental damages. Also, unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. Environmental legislation has evolved in a manner that may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.  Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits.  The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”), Bearlodge Ranger District, Sundance, Wyoming.  The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality. We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed. As of December 31, 2017, the Company was able to reduce its surety bond with the state of Wyoming from $241 to $132, a reduction of $109.  Prior to operating, we will require several other permits and licenses including those issued by the Nuclear Regulatory Commission (the “NRC”), U.S. Army Corps of Engineers and others.

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under of the U.S. Comprehensive Environmental Response, Compensation & Liability Act of 1980 (“CERCLA”) Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases the owner or operator from the CERCLA Section 108(b) regulations.  On February 21, 2018, the EPA issued a “final action” in which it announced its decision to not to issue final regulations because the EPA “determined that final regulations are not appropriate.” 83 Fed. Reg. 7556 (Feb. 21,

2018). This action may be challenged in court, and the results of any such challenge is uncertain. If such requirements are retained in a final rule, they could require significant additional financial assurance for our Projects, which could have a material adverse effect on our project development and business operations.

MINERALS EXPLORATION REGULATION

Mining operations and exploration and development activities are subject to various national, state, county and local laws and regulations in the United States that govern prospecting, exploration, development, mining, production, processing, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.  The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations.  There are no current orders or notices of violations relating to the Company under applicable laws and regulations.

Compliance with these laws and regulations may impose substantial costs on the Company and could subject it to significant potential liabilities.  Changes in these laws or regulations could require us to expend significant resources to comply with new laws or regulations, or changes to current requirements, and could have a material adverse effect on our business operations.

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  During the year ended December 31, 2017, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2017, we had one full-time employee and no part-time employees as a result of the Company’s cost containment measures. Our employee is not covered by any collective bargaining agreements. When required, our one employee calls on the services of third parties under consulting or service agreements.

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

Our reports and other information can be inspected on the SEC’s website at www.sec.gov and such information can also be inspected, and copies ordered, at the public reference facilities maintained by the SEC at the following location: 100 F Street NE, Washington, D.C. 20549.  Information regarding the operation of the SEC’s public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330.  The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.  You may access our reports filed on SEDAR by accessing the Company’s profile on SEDAR’s website at www.sedar.com.

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

We have no revenues from operations and expect to incur losses for a significant period of time.  Any future revenues and profits are uncertain.

We incurred net losses of $853 and $3,426 during the fiscal years ended December 31, 2017 and 2016, respectively.  Our accumulated deficit at December 31, 2017 was $127,427.  In addition, we have limited financial resources.  As of December 31, 2017, we had cash and cash equivalents of $4,360 and working capital of $4,349.

Notwithstanding the transaction with Synchron in October 2017, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing such a financing or transaction.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Our largest shareholder beneficially owns a significant percentage of our common shares and an option to purchase additional shares, has significant influence on our major corporate decisions, including veto power over some matters, and could take actions that may not be viewed favorably by certain other shareholders, any of which could adversely affect the market price of our common shares.

On August 18, 2017, we executed a term sheet with General Atomics relating to a strategic investment in the Company.  On October 2, 2017, we closed the transaction and entered into an Investment Agreement, Option Agreement and an IP Rights Agreement with Synchron, a subsidiary of General Atomics. As a result of the transaction, Synchron acquired approximately 33.5% of the issued and outstanding common shares of the Company, with an option to purchase such number of common shares that constitute an additional approximately 15.5% of the fully diluted common shares of the Company.  The Investment Agreement grants specific rights to Synchron, including approval rights for certain corporate actions and the right to nominate for appointment two or three directors to the Company’s Board, depending on whether the Option is exercised, all as described in Note 6 to the consolidated financial statements for the year ended December 31, 2017 in this Annual Report.

As a result of the foregoing, Synchron has significant influence on our major corporate decisions and matters requiring shareholder approval.  These rights, along with the concentration of ownership and voting power with Synchron, (i) may make it more difficult for any other holder or group of holders of our common shares to be able to significantly influence the way we are managed or the direction of our business and (ii) may make it more difficult for another company to acquire us and for shareholders to receive any related takeover premium unless Synchron approves the acquisition. The interests of Synchron with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other shareholders.  The ability of Synchron to influence certain of our major corporate decisions may affect the market price of our common shares by delaying, deferring, or preventing transactions that are or are perceived to be in the best interest of other shareholders or by discouraging third-party investors.

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

On October 2, 2017, we entered into an IP Rights Agreement with Synchron pursuant to which Synchron, and its affiliates, were granted certain perpetual rights to the Company’s intellectual property relating to our rare earths patents-pending and related technical information. As a result of the transactions contemplated by the IP Rights Agreement, we may be forced to enforce or defend our intellectual property rights against infringement and unauthorized use, and to protect our trade secrets.  Further, by granting a license to use our intellectual property, we may be limited in our ability to protect our intellectual property rights by legal recourse or otherwise.  In defending our intellectual property rights, we may place our intellectual property at risk of being invalidated, held unenforceable, narrowed in scope or otherwise limited, any of which could have a material adverse effect on our business and financial condition.  Our inability to preserve or maintain an interest in certain intellectual property rights could adversely impact our competitive position or results of operations.

We have suspended our federal and state permitting progression, and there is a risk to the resumption of those efforts in a timely and cost-effective manner.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued the 2016 implemented cost-conservation measures throughout 2017. Given the completion of the Transaction with Synchron on October 2, 2017 (discussed in “Recent Corporate Developments - Accomplishments in 2017” above), the Company is considering an updated work plan to (i) confirm and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting efforts. However, our ability to obtain further financing or attract a strategic partner to fund the completion of the permitting once resumed is uncertain.  If we are unable to timely progress our permitting while the information is still deemed adequate by the agencies, we may have to restart the permitting process, or take extra steps to reinitiate the process, which would impact the cost and timing of permitting.

Our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations is uncertain.

Our current plan of operations for the Bear Lodge REE Project includes a waste rock storage site located on private property adjacent to the planned mine.  This private property consists of 640 acres and was sold to a third party on October 26, 2016.  Although we hold a repurchase option on the property until the fifth anniversary of the land sale, our ability and the timing of our exercise of the repurchase option is uncertain.  If we were unable to repurchase the property, we would have to update our planned operations to identify an alternative stockpile storage area.  Additionally, we hold a land purchase option on private property located in Upton, Wyoming, which is the location for the planned processing operations.  If we are unable to maintain the purchase option, we would have to locate and secure another site as a suitable rare earth processing location.

We may elect to deregister our common shares under the Exchange Act.  Deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

Due to the relatively high cost of being a public company in the United States, our Board of Directors may elect to voluntarily deregister our common shares under the Exchange Act and suspend our reporting obligations in the United States, possibly in combination with an effort to list our common shares on the TSX Venture Exchange or another securities exchange.  No definitive Board approval of deregistration has taken place, but after the filing of this Annual Report, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.  If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15.  We believe that we are eligible to deregister under the Exchange Act.  If we were to file a Form 15, we expect that our common shares, which currently trade on the OTCQB Venture Marketplace, would not continue to be quoted on the OTCQB Venture Marketplace.  Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our shareholders except as may be required by applicable laws or stock exchange rules.  As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares. If the Company elects to deregister under the Exchange Act, it is our current intention to list our securities on the TSX Venture Exchange or another securities exchange, subject to acceptance by the exchange.

We have no history of producing mineral products from our properties.

We have no history of mining, recovering or refining any mineral products, and our Bear Lodge REE Project is not currently producing.  There can be no assurance that the Bear Lodge REE Project will be successfully developed or placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure.  We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations.  There is no certainty that we will produce revenue from any source, operate profitably, or provide a return on investment in the future.  If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

•

the timing and cost, which can be considerable, of further exploration, permitting and construction of infrastructure, mining, beneficiation and processing facilities;

•

our ability to utilize our proprietary process technologies, which could encounter problems or costs in scale-up;

•

securing commercially viable sales outlet for our REE products;

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

•

future prices for rare earth minerals and gold;

•

potential opposition from non-governmental organizations, environmental, indigenous or local groups or inhabitants that may delay or prevent development activities;

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

It is common in exploration programs and in development, construction and mine start-ups to experience unexpected problems and delays.  Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing minerals from our Projects at all or in the anticipated timeframe.

Joint ventures and other partnerships may expose us to risks.

We will require additional capital through investment, joint ventures and/or other partnership arrangements with current investors or other parties for the development of our Projects.  Although such arrangements may lessen our financial burden in exploring and developing the Projects, they will likely also dilute our interest therein or affect our ability to control development of the Projects.  Our ability to attract additional capital may be impeded by our investor Synchron, as they hold certain minority voting rights and their approval may be required. Further, any failure of a joint venturer or other partner to meet its obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or other partnership arrangement and, in turn, on our business performance and on our ability to develop the Projects.

Subject to further financing, we expect to commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our Mineral Resource estimate and refined our process technology.  Subject to further financing, we anticipate that we may resume work on the FS in 2018.  The results of this study are uncertain and may indicate project economics that are more or less favorable than those previously reported.  As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS.  As a result, we may need to update our beneficiation, processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project.  This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible.

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

We have estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS, dated October 9, 2014, at approximately $290,000.  Our FS, once completed, may suggest that our actual costs may be higher than those that we presently anticipate, which could make it more difficult to finance the Project or to successfully establish mining operations.

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

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices then increased significantly during 2010 and most of 2011 only to again decline from 2012 through 2016. During the first three quarter of 2017 REE prices increased significantly from the 2016 lows. This was led by a doubling of Nd and Pr prices. During the fourth quarter of 2017 prices retreated but remained well above 2016 prices. Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

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

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.  REE supply markets continue to be dominated by production from China, which produced an estimated 85% of the global REE production in 2017.  China also dominates the manufacture of metals, NdFeB magnets and other products from rare earths.  The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs.  Advanced technology in recycling REEs may also impact supply and prices. Any increase in the amount of rare earth products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, we may not be able to compete effectively against our future competitors.

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

We utilize trade secret protection, patent-pending filings, and nondisclosure agreements to protect our proprietary rare earth technology and other intellectual property rights.  As of December 31, 2017, we had filed six U.S. provisional patent applications relating to rare earth processing and separation methods. Two of these provisional applications were converted to a single utility application and an application under the international PCT.  This PCT application was nationalized in several foreign jurisdictions in 2015.  Also during 2015, we converted another one of these provisional applications into a single utility application and an application under the PCT, and combined another three of these provisional patent applications into a single PCT application that also designates the United States as the jurisdiction for patent protection.  This PCT application was nationalized in the United States and in two foreign jurisdictions in the first half of 2017. If allowed, a U.S. patent granted from the utility patent application would have a term of 20 years measured from the filing date of the utility patent application. These intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms.  In addition, our intellectual property could be subject to infringement or other unauthorized use outside of the United States.  In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as does the United States.  Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position or results of operations.  The loss of our patents could reduce the value of the related products.   Further, the licensing of our intellectual property relating to rare earths to Synchron in October 2017 may impact our ability to fully utilize or progress our patents pending in a manner deemed most beneficial to the Company.

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

Because we have not completed a FS on the Bear Lodge REE Project and have not commenced actual production, mineralization estimates, including Mineral Resource estimates, for the Bear Lodge REE Project may require adjustments, including potential downward revisions.  In addition, the grade of material ultimately mined, if any, may differ from that indicated in our Mineral Resource estimates or in future feasibility studies. The Sundance Gold Project is in the exploration stage and it is too early to estimate resources or the gold production potential of the property.

Our Mineral Resource estimates for the Bear Lodge REE Project have been determined based on assumed cut-off grades that depend upon projected REE prices, recovery rates and project operating costs.  Any significant change in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of the Bear Lodge REE Project.

We are subject to significant governmental regulations, including permitting, licensing and approval processes that affect our operations and could impact the cost and timing of conducting our business.

Our current and future activities will be governed by laws and regulations, including the following among others:

•

laws and regulations governing mineral concession acquisition, prospecting, development, mining, processing, and production;

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

Our business and activities are subject to environmental regulation in the jurisdictions in which we operate.  Environmental legislation at the local, state and federal level is evolving in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  These laws address emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations at the local, state and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Projects or some portion of our business, causing us to reevaluate those activities at that time.

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

—

The National Environmental Policy Act of 1969 (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions.  Under NEPA, a federal agency must prepare an environmental impact statement detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.”  The EPA will, and other federal agencies and any interested third parties can, review and comment on the scope of the EIS and the adequacy of and findings set forth in the draft and final EIS. As required, we began in 2012 to undertake the NEPA process for the Bear Lodge REE Project. However, we have since placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended, including the EIS process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely.

—

The NRC, pursuant to its authority under the Atomic Energy Act, oversees the regulatory framework governing the control of radioactive materials, including  beneficiation and processing of rare earth elements that contain radioactive source materials such as uranium and thorium.  The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required.  We are required to follow the regulations pertaining to a license application for the Bear Lodge REE Project. The licensing process, including NEPA review relating to the NRC licensing, may cause delays or result in changes to the Project design to mitigate impacts as required under the license.

—

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

—

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

—

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

—

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

—

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

—

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the budget reconciliation act commonly referred to as the “Tax Cuts and Jobs Act,” or the TCJA, that significantly changes the federal income taxation of business entities.  The TCJA, among other things, reduces the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time.  We are still evaluating the impact of the TCJA to us.  Notwithstanding the reduction in the corporate income tax rate, we cannot yet conclude that the overall impact of the TCJA to us is positive.

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

Even without such regulation, increased awareness or any adverse publicity in the global marketplace about the rare earth industry’s potential impacts on climate change could harm our reputation.

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

Our success is currently largely dependent on the performance, retention and abilities of our directors, President and Chief Executive Officer ("CEO") and consultants.  The loss of the services of these persons could have a material adverse effect on our business and prospects.  There is no assurance that we can maintain the services of our directors, CEO, or other qualified personnel and consultants required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain  life insurance policies on our employee, directors or consultants.

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

Mineral exploration, development and mining involve various types of risks and hazards, including, but not limited to the following:

—

environmental hazards;

—

power outages;

—

metallurgical and other processing problems;

—

unusual or unexpected geological formations or conditions;

—

personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides and rock-bursts;

—

mineral exploration or mining accidents;

—

concentrate losses;

—

fluctuations in exploration, development and production costs;

—

labor disputes;

—

supply interruptions;

—

unanticipated variations in grade;

—

mechanical equipment failure;

—

periodic interruptions due to inclement or hazardous weather conditions; and

—

regulatory delays, curtailments or shutdowns.

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

Our long-term success depends on our ability to develop mineral deposits on existing properties that can be developed into commercially viable mining operations. Resource exploration is a highly speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. Substantial expenditures are required to establish Proven and Probable Mineral Reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining, beneficiation and processing facilities and infrastructure at any site chosen for mining.  The marketability of minerals discovered by us may be affected by numerous factors that are beyond our control and cannot be accurately predicted, such as market pricing fluctuations, the proximity and capacity of milling facilities, mineral markets demand, available supply and processing equipment, and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Any one or a combination of these factors may result in a failure to receive an adequate return on our investment capital.  The decision to abandon a project may have a material adverse effect on the market value of our common shares or our ability to complete future financings.

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

The vast majority of the mineral rights to our Bear Lodge Property consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Law. Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than are other real property interests because the validity of unpatented mining claims can be uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations an owner of an unpatented mining claim must comply with to locate and maintain a valid claim.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with not only a complex body of U.S. federal and state statutory law, but also administrative and judicial decisions interpreting those statutes and case law. In addition, there may be limitations as to the completeness of public records that determine prior claimants that could impact the validity or ownership of unpatented mining claims. The Company’s right to continue activities on the Bear Lodge Property is dependent upon our ability to pay annual claim maintenance fees.

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

Reclamation requirements may include the following, among other things:

—

control dispersion of potentially deleterious effluents;

—

reduce mine pit slope angles;

—

treat ground and surface water to drinking water standards; and

—

reasonably re-establish pre-disturbance vegetation and land forms.

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

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law of 1872.  If these proposed revisions are enacted, such legislation could change the cost of holding unpatented mining claims or significantly impact our ability to develop mineralized resource on unpatented mining claims.  Such bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose a fee on the amount of material displaced at a mine, (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iv) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (v) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws, (vi) replace the location of mining claims with federal leases for locatable minerals, and (vii) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.  Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in these proposed bills could adversely affect the potential for development of our unpatented mining claims, and our ability to operate or our financial performance.  The effect of any proposed revision of the General Mining Law on operations cannot be determined until enactment.  However, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

In 2009, the EPA announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases them from the CERCLA Section 108(b) regulations. On February 21, 2018, the EPA issued a “final action” in which it announced its decision to not to issue final regulations because the EPA “determined that final regulations are not appropriate.” 83 Fed. Reg. 7556 (Feb. 21, 2018).  This action likely will be challenged in court, and the results of any such challenge are uncertain. If such requirements are ever implemented, they could require significant additional financial assurance, which could have a material adverse effect on our business operations.

In 2015, U.S. President Obama issued a Presidential Memorandum to the Secretary of Interior and other federal agencies requiring them to undertake rulemaking regarding avoidance, minimization, and compensation for impacts to natural resources, among other public lands impact items.  The U.S. Fish and Wildlife Service (the “FWS”) and the Bureau of Land Management (the “BLM”) released their final policies regarding mitigation of impacts to public lands and resources in December 2016.  The BLM’s regional mitigation strategy is designed to guide agency officials in avoiding and minimizing impacts of development on federal lands.  The strategy requires BLM officials to mitigate impacts “through a landscape-scale approach, utilize best management practices, maintain durability for mitigation measures, monitor mitigation measures for compliance and effectiveness, and adaptively manage mitigation measures. . . .”  The FWS’s new policy provides guidance to offset development impacts to at-risk species and their habitats. The policy calls for mitigation measures, such as permittee-responsible mitigation, conservation banking, in-lieu fee programs, and habitat credit exchanges. In December 2017, the Department of the Interior issued Order No. 3360, which revoked the BLM policy.  Portions of the FWS policies are currently under review.  Any potential changes to the Obama Presidential Memorandum and resulting FWS policies or their impact on our Projects, remain uncertain.

Our directors, officers and consultants may be engaged in other businesses.  Potential conflicts of interest or other obligations of directors, officers and consultants could interfere with corporate operations.

Some of our directors, officers and consultants may be engaged in additional businesses, or situations may arise where our directors, officers and consultants could be in direct competition with us.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of applicable policies, regulations and legislation.  Some of our directors and officers are or may become directors or officers of other entities engaged in other business ventures.  As a result of their other business endeavors, our directors, officers and consultants may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct ongoing operations or to generate revenues.

We are subject to the risk of litigation, the causes and costs of which are not always known.

We are subject to litigation arising in the normal course of business and may be involved in disputes that may result in litigation.  Although we are not aware of any material pending or threatened litigation or of any legal proceedings known to be contemplated which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole, the causes of potential future litigation cannot be known and may arise from, among other things, business activities, environmental and health and safety concerns, share price volatility or failure to comply with disclosure obligations. The results of litigation cannot be predicted with certainty but could include costly damage awards or settlements, fines, and the loss of licenses, concessions or rights, among other things.  If we are unable to resolve a dispute favorably, either by judicial determination or settlement, it may have a material adverse effect on our financial condition, cash flows or results of operations.

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

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia, Canada under the Business Corporations Act (British Columbia).  Some of our directors may be residents of Canada, and a substantial portion of their assets are located outside of the United States.  As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the United States or to recover in the United States on judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

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

Because our success is highly dependent upon our employee, consultants and directors, we have granted to some or all of our key employee, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  We also issued warrants to purchase up to a total of 4,349,481 common shares in September 2013 and April 2015.  During September 2016, 1,472,557 warrants expired unexercised. As of December 31, 2017, there were 2,876,924 common share purchase warrants and 4,031,400 stock options outstanding to employees, former employees, consultants and directors, which, if exercised, would result in an additional 6,908,324 common shares being issued and outstanding, which equals approximately 8.7% of our common shares outstanding as of December 31, 2017. Additionally, Synchron holds an option, that if exercised would result in the issuance of approximately an additional 14,600,000 common shares, which would represent approximately 15.49% of our common shares outstanding after issuance.

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

We are subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  A broker-dealer may find it more difficult to trade, and an investor may find it more difficult to acquire or dispose of, our common shares on the OTCQB Venture Marketplace.  These factors could significantly negatively affect the market price of our common shares and our ability to raise capital.

We might have been a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2017, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that, although we believe we are not a “passive foreign investment company” for the year ended December 31, 2017, our PFIC status for such year may not be free from doubt.  Regardless of our PFIC status for such year, we could be a PFIC for the year ending December 31, 2018, and in subsequent years.  We will use commercially reasonable efforts to provide information regarding our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.  Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC, as may be the case with our wholly owned subsidiary, Rare Earth Holdings, Ltd.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.  For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

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

Necessary infrastructure, such as housing, food and fuel is available in communities in close proximity to the Bear Lodge Property. Supplies can be delivered on both U.S. Interstate Highway 90 and rail lines.  A Burlington Northern rail transport line also runs through Moorcroft, 55 kilometers west of Sundance, and through Upton, the site of the proposed hydrometallurgical plant, 64 kilometers south of Sundance.  The Gillette, Wyoming area, located approximately 89 kilometers to the west, has two coal-fired power plants and is currently a major logistics center for Powder River Basin coal mining activity and will serve as such for any development at the Bear Lodge

Property.  The current size of the Bear Lodge Property is sufficiently large to support a mining operation, with no foreseeable obstacles regarding expansion, subject to a favorable outcome regarding permitting.

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

Additional local, state and federal permits will be required for exploration, mining, beneficiation and processing operations, if we decide to proceed with further exploration or mine development and operations.

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

No drilling was performed in 2016 or 2017.

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

Pre-feasibility Study

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

Permitting Progress

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project.  This process is essential to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the Plan of Operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013.  The USFS selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work.  The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative.  The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies.  On January 22, 2016, the Board of Directors directed the Company to continue to conserve cash due to the then difficult market conditions and suspend all permitting and licensing efforts, including the EIS process.  The Company notified the USFS and cooperating agencies, the NRC and the state of Wyoming of its decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. Assuming permitting efforts resume within a reasonable time, the final EIS and draft Record of Decision (ROD), the decision document that establishes the acceptable operating conditions, would be expected within 18 to 30 months of the resumption of such permitting efforts.

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

The Company has conducted metallurgical test work primarily at SGS Lakefield of Lakefield, Ontario, Canada, which is independent from the Company.

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

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  The Sundance Gold Project consists of 288 unpatented lode mining claims adjacent to the Bull Hill Rare Earth Project in Crook County, Wyoming.

On June 1, 2006, Paso Rico (USA), Inc. (Company predecessor) and Newmont signed the Sundance gold-exploration venture agreement (the “Venture”) on the Company’s Bear Lodge Property. Newmont spent approximately $2.85 million in exploration by May 2010 and chose to terminate the Venture prior to earning any interest and returned the original claims to Paso Rico, predecessor company to Rare Element Resources, Inc. In addition, Newmont transferred 327 unpatented lode mining claims held outside the Venture to the Company. Newmont continues to hold a 0.5% NSR royalty on the 327 claims it previously held independent of the Venture.

In addition, and with respect to the Newmont Venture termination, the Company assumed all obligations of Newmont in a consulting agreement with Bronco Creek Exploration and Mining, Inc. requiring the Company to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500 has been paid. The claims covered by the Bronco Creek consulting agreement are also subject to a 0.25% Net Smelter Returns Royalty with a cap of $3,000. The finder’s fee obligation is not yet achieved. There was no exploration work in 2016 or 2017.

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

Pursuant to Section 1503(a) of the Dodd–Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended December 31, 2017, the Company was not subject to regulation by MSHA under the Mine Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares began trading on the TSX-V in Toronto, Ontario, Canada, on November 15, 1999 under the former name Spartacus Capital Ltd. under the ticker symbol “SCI.”  The Company graduated to the TSX on May 27, 2011, under the ticker symbol “RES,” where our common shares traded through December 31, 2015, after which time they were voluntarily delisted by us and ceased to trade on the TSX.  Our common shares traded on the NYSE American under the ticker symbol “REE” from August 18, 2010 through February 26, 2016.  Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”

The following table sets forth the intraday high and low sales prices of our common shares for each quarterly period:

Period	High US$	Low US$

Fiscal year ended December 31, 2017
First Quarter	0.53	0.05
Second Quarter	0.28	0.13
Third Quarter	0.23	0.07
Fourth Quarter	0.44	0.19

Fiscal year ended December 31, 2016
First Quarter	0.28	0.06
Second Quarter	0.14	0.08
Third Quarter	0.11	0.06
Fourth Quarter	0.09	0.03

As of March 19, 2018, the closing price per share for our common shares as reported by the OTCQB Venture Marketplace was $0.21.

As of March 19, 2018, we had 79,591,880 common shares issued and outstanding, held by approximately 44 shareholders of record.

DIVIDEND POLICY

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the year ended December 31, 2017, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

On August 18, 2017, the Company and General Atomics Uranium Resources, LLC, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomics Uranium Resources, LLC or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an Option Agreement (the “Option Agreement”) and an intellectual property rights Agreement, for gross proceeds of $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”), completed the transaction in accordance with the following terms.  Pursuant to an Investment Agreement, the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise,  is limited to 49.9% of the Company’s common shares issued and outstanding.  The Option is exercisable for a period up to four years from the initial investment.

The transfer, sale or exchange of common shares of the Company pursuant to the Investment Agreement and the Option is exempt from registration as a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, among other exemptions.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2017, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: our 10% Rolling Stock Option Plan (the “RSOP”) which was adopted by our shareholders on December 2, 2011.

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as at December 31, 2017:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,031,400	$0.44	3,927,788
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,031,400	$0.44	3,927,728

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is a U.S. Holder (as defined below).  This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the United States.  In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be material to investors subject to special treatment under U.S. federal income tax law. For example, this discussion does not address all U.S. federal income tax aspects that may be material to U.S. Holders who own or have owned, directly or by the application of certain constructive ownership rules, 10% or more of the outstanding shares of the Company by either vote or by value, U.S. expatriates, insurance companies, tax-exempt entities, financial institutions, persons subject to the alternative minimum tax, or the base erosion minimum tax, regulated investment companies, securities broker-dealers or dealers, traders in securities who elect to apply a mark-to-market method of accounting, partnerships or other pass-through entities and investors in such an entity, persons holding our securities as part of a larger integrated transaction, persons who acquire our securities as compensation, persons who may be subject to the tax on global intangible low-taxed income, persons who may be eligible for a deduction for a portion of foreign-derived intangible income or global intangible low-tax income, and persons whose functional currency is not the U.S. dollar).  This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the United States of America and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions.  We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues.  The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested.  Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.  This discussion assumes that we are not, and will not become, a controlled foreign corporation as determined for U.S. federal income tax purposes.

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

We believe that we were not a PFIC for the year ended December 31, 2017, but our PFIC status for such year may not be free from doubt.  Regardless of our PFIC status for the year ended December 31, 2017, we could be a PFIC in subsequent years.  The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties.  Accordingly, we cannot provide certainty to U.S. Holders that we were or were not a PFIC for the year ended December 31, 2017, or any future year.  We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

Each U.S. Holder that has a direct or indirect interest in our common shares for a year for which we were a PFIC, generally would be required to file an IRS Form 8621, if, during such year, the U.S. Holder received distributions or recognized gain with respect to our common shares, or was deemed to receive an indirect distribution from a lower-tier PFIC or to recognize gain on an indirect disposition of lower-tier PFIC stock.  Form 8621 also is used to make certain elections with respect to PFICs, including a QEF election and a mark-to-market election.  Each U.S. Holder should consult its tax advisor regarding these and any other relevant information or other reporting requirements.

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

Surcharge on Net Investment Income; Other Tax Rules

A surtax of 3.8% (the “unearned income Medicare contribution tax”) is imposed on the “net investment income” of certain U.S. citizens and resident aliens, and on the undistributed “net investment income” of certain estates and trusts, in each case in excess of a certain amount.  Net investment income generally includes dividends and net gain from the disposition of property (other than property held in a “non-passive” trade or business).  Net investment income is reduced by deductions that are properly allocable to such income.  Special rules determine when the unearned income Medicare contribution tax applies to distribution or income with respect to PFICs.  U.S. Holders should consult with their U.S. tax advisors concerning how these rules would apply to an investment in our common shares.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Cautionary Note Regarding Forward-Looking Statements.”  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report.  This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 28, 2018.  This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended.  The Company continued the 2016 implemented cost-conservation measures throughout 2017. With the completion of the transaction with Synchron on October 2, 2017 (discussed below), the Company is considering an updated work plan to (i) confirm and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting efforts. The Company will additionally continue with certain limited exploration-related reclamation activities in 2018 as required and appropriate.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Summary

Our consolidated net loss for the year ended December 31, 2017 was $853, or $0.01 per share, compared with our consolidated net loss of $3,426, or $0.07 per share, for the same period in 2016.  For the year ended December 31, 2017, the decrease in consolidated net loss was primarily the result of a decrease in corporate administration expenses of $1,423, a decrease in impairment charges of $407, a decrease in our reclamation obligation of $225 and the gain on the revaluation of the option liability of $209.

Exploration and Evaluation

Exploration and evaluation costs were $138 for the year ended December 31, 2017 and approximating $394 for the same period in 2016. During 2016, we suspended the majority of permitting activities while continuing the work necessary to maintain our assets at the Bear Lodge REE Project.

Corporate Administration

Corporate administration costs decreased to $1,183 for year ended December 31, 2017, compared with $2,606 for the same period in 2016, a decrease of $1,423.  During the year ended December 31, 2016, corporate administration costs included one-time expenses of $950 incurred in placing the Bear Lodge REE Project on care-and-maintenance and severing all but one of our full-time employees.

Reclamation Obligation Revision

During the year ended December 31, 2017, we reduced our reclamation obligation by $225 based on a revision of our previous estimate. The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $132.  There were no such reductions during the year ended December 31, 2016.

Impairment Charges

On October 20, 2016, we executed an Asset Purchase Agreement whereby the Company agreed to sell its Section 16 real property to a private party, retaining a five-year repurchase option. We evaluated the carrying value of the Section 16 real property based on the sale price of $600. As a result, we reduced the carrying value of the land by $380 to $600 in the third quarter of 2016. On October 26, 2016, the parties closed the asset sale, and the Company received net proceeds of approximately $595. Additionally, as the Bear Lodge Property is on care-and-maintenance, we have recorded an impairment charge of $27 for the year ended December 31, 2016 to reduce the capitalized acquisition costs to zero. There were no impairment charges in 2017.

Gain on Revaluation of Option Liability

Gain on the revaluation of the option liability was $209 for the year ended December 31, 2017.  This gain is directly related to the valuation of the option agreement with Synchron (see “Financial Position, Liquidity and Capital Resources - Strategic Investment” discussion below).  As the option agreement is considered a derivative liability, we revalue the option liability at the end of each reporting period, until the option is exercised or expired.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations. There were no similar transactions in 2016.

Amortization of Intellectual Property Income

During the year ended December 31, 2017, we amortized $64 of deferred intellectual property income.  We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron (see “Financial Position, Liquidity and Capital Resources - Strategic Investment” discussion below).  As Synchron will obtain exclusive rights to the intellectual property if it exercises the option agreement, the value of the intellectual property rights agreement is considered deferred income.  We will amortize the deferred income using the straight-line method over a period of four years (the term of the option agreement). There were no similar transactions in 2016.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $1,273 for the year ended December 31, 2017, as compared with $3,637 for the same period in 2016.  The decrease in cash used of $2,364 from the prior period was primarily the result of decreased spending on corporate administration expenses, the reduction of our reclamation obligation, the gain on revaluation of the option agreement, the amortization of the intellectual property deferred income.

Investing Activities

Net cash provided by investing activities was $88 for the year ended December 31, 2016, as compared with net cash used of nil for the same period in 2017. The cash received in the 2016 period was related to the sale of small equipment and office furniture.

Financing Activities

Net cash provided by financing activities was $4,706 for the year ended December 31, 2017, and net cash provided by financing activities was $595 for the year ended December 31, 2016.  The cash received in the 2017 period was related to the transaction with Synchron discussed in “Financial Position, Liquidity and Capital Resources—Strategic Investment”, net of costs to complete.  The cash received in 2016 was the result of closing the sale on October 26, 2016 of approximately 640 acres on non-core real property located in Crook County, Wyoming (Section 16 real property).

Liquidity and Capital Resources

At December 31, 2017, our total current assets were $4,401, as compared with $1,008 at December 31, 2016, which is an increase of $3,393. The increase in total current assets is primarily due to an increase in the combination of cash and cash equivalents in the amount of $3,433 due to the transaction with Synchron, discussed below, partially offset by funding operations and a decrease in prepaid expenses. Our working capital as at December 31, 2017 was $4,349, as compared with $791 at December 31, 2016.  The increase in working capital is primarily due to the strategic investment, discussed below, partially offset by funding our operations and by the non-cash reclamation obligation revision, discussed above.

We had previously placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities had been suspended.  Additionally, corporate cost containment measures were implemented to preserve remaining cash balances as we pursued additional financings, asset sales and/or strategic alternatives, including joint ventures and the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project. As a result of the closing of the transaction with Synchron on October 2, 2017, the Company is considering an updated work plan to (i) further progress and enhance  our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, , and (iii) determine the timing for the resumption of permitting efforts.

Notwithstanding the transaction with Synchron in October 2017, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing such a financing or transaction.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Transaction with Synchron

On August 18, 2017, the Company and General Atomics Uranium Resources, LLC, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomics Uranium Resources, LLC or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an Option Agreement (the “Option Agreement”) and an intellectual property rights Agreement (the “IP Rights Agreement), all discussed below, for gross proceeds of $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”) completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company (the “Acquired Shares”), which constituted approximately 33.5% of the issued and outstanding common shares of the Company, (ii) received gross proceeds of $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from the initial investment.

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

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron is entitled to nominate two directors for appointment or election to the Company’s Board of Directors, where the Board is comprised of six or seven directors following such appointment.  If the Option is exercised in full and Synchron continues to own the Acquired Shares, then Synchron is entitled to nominate one additional director for appointment or election to the Company’s Board of Directors.  On November 17, 2017, two Synchron designees were appointed to the Company’s Board of Directors.

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

Pursuant to the IP Rights Agreement, Synchron, and its affiliates, were granted certain rights to the Company’s intellectual property relating to our patents-pending and related technical information.  Pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron, and its affiliates, were granted a perpetual non-exclusive license in the Company’s rare earth intellectual property which, upon exercise of the Option, will become exclusive to Synchron and its affiliates, subject to all rights in the intellectual property retained by the Company. The Company made certain representations and warranties as to the current status of its intellectual property at the time of the license grant. In addition, pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron (i) will receive a royalty-free exclusive right to the Company’s rare earth intellectual property if the Option is exercised in full but (ii) will be required to pay a commercially reasonable royalty to the Company for its intellectual property if Synchron does not exercise the Option prior to its expiration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

As of December 31, 2017, we had no material contractual obligations required to be disclosed in this Annual Report.

CRITICAL ACCOUNTING ESTIMATES

Exploration and Development Costs

Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves and incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of feasibility studies.  Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.  Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

Stock-based Compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards granted to employees and directors.  We account for stock-based compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15, “Equity,” which require that such equity instruments are recorded at their fair value on the on the grant date of such awards and marked to market at each reporting period until the grant vests.

The fair value of all share-based compensation awards is calculated using the Black-Scholes option valuation model, and the amount is recorded as an expense with a corresponding increase in additional paid-in-capital. All stock-based compensation charges are amortized over the vesting period on a straight-line basis.

Reclamation Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service.  Reclamation obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis and, therefore, the portion of our reclamation obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by SEC Industry Guide 7, the timing of these reclamation activities is uncertain as the reclamation areas will be utilized once the Project is operating.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations.  For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation in connection with the Bear Lodge Property.

Reclamation obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies.

Recent Accounting Pronouncements

Revenue Recognition

The FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new guidance is effective for interim and annual periods beginning after December 15, 2017.  As the Company’s current polices are substantially compliant with ASU No. 2014-09, we do not expect a material impact to our financial statements upon adoption.

Stock-based Compensation

The FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will adopt this standard as of the effective date and does not expect a material impact to our financial statements upon adoption.

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) , which is intended to improve the accounting for employee share-based payments and which affects all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. For the year ended December 31, 2016, we adopted this guidance which did not have a material impact on our financial statements.

Income taxes

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We determine if the assessment of a particular income tax effect is “complete” or “incomplete” as of the due date of the financial statements. Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

For those effects determined to be incomplete, we determine whether a reasonable estimate of those effects can be made. If a reasonable estimate can be made, the estimate is recognized as a provisional amount. If a reasonable estimate cannot be made, no effects are recognized as provisional amounts until the first reporting period in which a reasonable estimate can be made. Provisional amounts are updated when additional information becomes available and the evaluation of such information is complete. We complete the accounting for all provisional amounts within a measurement period of up to one year from the enactment date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investment that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of December 31, 2017.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Rare Element Resources Ltd.

Lakewood, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Rare Element Resources Ltd. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 28, 2018

Denver, Colorado

We have served as the Company's auditor since 2012.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2017	2016
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 4,360	$ 927
Prepaid expenses and other	41	81
Total Current Assets	4,401	1,008

Equipment, net	88	106
Investment in land	600	600
Total Assets	$ 5,089	$ 1,714

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 52	$ 65
Reclamation obligation	–	152
Total Current Liabilities	52	217

Reclamation obligation	132	205
Deferred intellectual property license income (Note 6)	963	–
Option liability (Note 6)	616	–
Repurchase option (Note 5)	600	600
Total Liabilities	2,363	1,022

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding December 31, 2017 and 2016 – 79,591,880 and 52,941,880, respectively	106,494	103,640
Additional paid in capital	23,659	23,626
Accumulated deficit	(127,427)	(126,574)
Total Shareholders’ Equity	2,726	692

Total Liabilities and Shareholders’ Equity	$ 5,089	$ 1,714

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Year Ended December 31,
	2017	2016
Operating income and (expenses):
Exploration and evaluation	$ (138)	$ (394)
Corporate administration	(1,183)	(2,606)
Depreciation	(18)	(38)
Reclamation obligation revision	225	–
Impairment of land and mineral property	–	(407)
Total operating expenses	(1,114)	(3,445)

Non-operating income:
Interest income	4	–
Recognized deferred income on the sale of intellectual property (Note 6)	64	–
Gain on revaluation of option liability (Note 6)	209	–
Other income	(16)	19
Total non-operating income	261	19

Net loss	$ (853)	$ (3,426)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.01)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	59,513,113	52,491,880

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (853)	$ (3,426)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	18	38
Reclamation obligation	(225)	–
Impairment of land and mineral property	–	407
Gain on revaluation of option liability	(209)	–
Recognized deferred income on the sale of intellectual property	(64)	–
Stock-based compensation	33	97
	(1,300)	(2,884)
Changes in working capital:
Prepaid expenses and other	40	91
Accounts payable and accrued liabilities	(13)	(844)
Net cash and cash equivalents used in operating activities	(1,273)	(3,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	–	88
Net cash and cash equivalents provided by investing activities	–	88

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net (Note 6)	4,706	–
Repurchase option (Note 5)	–	595
Net cash and cash equivalents provided by financing activities	4,706	595

Increase/(decrease) in cash and cash equivalents	3,433	(2,954)
Cash and cash equivalents – beginning of the period	927	3,881
Cash and cash equivalents – end of the period	$ 4,360	$ 927

Supplemental disclosure with respect to cash flows – Note 9

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	52,941,880	$ 103,640	$ 23,529	$ (123,148)	$ 4,021

Stock-based compensation	–	-	97	-	97
Net loss	–	-	-	(3,426)	(3,426)
Balance, December 31, 2016	52,941,880	$ 103,640	$ 23,626	$ (126,574)	$ 692

Common shares issuance, net	26,650,000	2,854	–	–	2,854
Stock-based compensation	–	–	33	–	33
Net loss	–	–	–	(853)	(853)
Balance, December 31, 2017	79,591,880	$ 106,494	$ 23,659	$ (127,427)	$ 2,726

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

162NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

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

The Company previously announced extensive cost-cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve. The Company is considering an updated work plan to (i) further progress and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting efforts following receipt of the proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 6).

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

The Company previously reported substantial doubt about its ability to continue as a going concern in its financial statements for the year ended December 31, 2016 and subsequent quarterly financial statements in 2017. Due to the transaction with Synchron (Note 6), the management no longer believes there is substantial doubt as to its ability to continue as a going concern. However, even with the transaction with Synchron, we currently do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such a financings or transactions.

2.  BASIS OF PRESENTATION

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are inclusive of the accounts of Rare Element Resources Ltd. and its directly and indirectly held wholly owned subsidiaries, which consist of its wholly owned subsidiary Rare Element Holdings Ltd. (“Holdings”) and Holdings’ wholly owned subsidiary, Rare Element Resources, Inc.  Rare Element Resources Ltd. was incorporated under the laws of the Province of British Columbia on June 3, 1999.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.  The amounts which involve significant estimates include reclamation obligations, stock-based compensation, valuation of the option liability, valuation of deferred income and impairments.

RARE ELEMENT RESOURCES LTD.

172NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2017 and 2016, cash and cash equivalents consisted of $4,360 and $927, respectively, of funds held in bank accounts with financial institutions in both Canada and the United States.

Mineral Properties

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred.  Acquisition costs include cash consideration and the fair market value of common shares issued as consideration.  Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, development costs related to such reserves and incurred after such determination will be considered for capitalization.  The establishment of proven and probable reserves is based on results of feasibility studies.  Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure.  Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

Reclamation Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service.  Reclamation obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis; therefore, the portion of our reclamation obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by SEC Industry Guide 7, the timing of these reclamation activities is uncertain as the reclamation areas will be utilized once the Project is operating.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations.  For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation in connection with the Bear Lodge Property.

Reclamation obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies.

Changes in our reclamation obligations are summarized in the following table:

	Year ended December 31,
	2017	2016
Balance, beginning of period	$ 357	$ 357
Completed reclamation and bonding released	(225)	–
Balance, end of period	$ 132	$ 357

Common shares

Common shares issued for non-monetary consideration are recorded at fair market value based upon the trading price of our shares on the share issuance date.  Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

RARE ELEMENT RESOURCES LTD.

182NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Depreciation

Depreciation is computed using the straight-line method.  We depreciate computer equipment, furniture and fixtures and geological equipment over a period of three years.  We depreciate vehicles over a period of five years.

Stock-based Compensation

The fair value of stock-based compensation awards issued to employees and directors of the Company is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period.  The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

The fair value of stock-based compensation awards issued to non-employees is determined on the grant date of such awards and marked to market at each reporting period until the grant vests.  The fair value of share-based compensation awards issued to non-employees is calculated using the Black-Scholes option valuation model, and the amount is recorded as an expense with a corresponding increase in additional paid-in-capital.

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

Loss per Share

The loss per share is computed using the weighted average number of shares outstanding during the period.  To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2017 and 2016, we had 6,908,324 and 6,571,824 of potentially dilutive securities, respectively related to outstanding stock options and warrants.  As of December 31, 2017, if Synchron exercised its option, this would result in approximately an additional 14,600,000 common shares, which equals approximately 15.49% of our common shares outstanding after issuance.

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

—

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

RARE ELEMENT RESOURCES LTD.

192NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

—

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

—

Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests.  The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy:

December 31, 2017
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 4,360	$ –	$ –	$ 4,360
Option liability	$ –	$ –	$ 616	$ 616

The Deferred intellectual property license income fair value at October 2, 2017 was $1,027 based on an independent third-party valuation.  This financial instrument is classified as a Level 3 within the fair value hierarchy and is non-recurring.

December 31, 2016
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 927	$ –	$ –	$ 927

Recent Accounting Pronouncements

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The new guidance is effective for interim and annual periods beginning after December 15, 2017.  As the Company’s current polices are substantially compliant with ASU No. 2014-09, we do not expect a material impact to our financial statements upon adoption.

RARE ELEMENT RESOURCES LTD.

202NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Stock-based Compensation

The FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.  The Company will adopt this standard as of the effective date and does not expect a material impact to our financial statements upon adoption.

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) , which is intended to improve the accounting for employee share-based payments and which affects all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. For the year ended December 31, 2016, we adopted this guidance which did not have a material impact on our financial statements.

Income taxes

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. We determine if the assessment of a particular income tax effect is “complete” or “incomplete” as of the due date of the financial statements. Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

For those effects determined to be incomplete, we determine whether a reasonable estimate of those effects can be made. If a reasonable estimate can be made, the estimate is recognized as a provisional amount. If a reasonable estimate cannot be made, no effects are recognized as provisional amounts until the first reporting period in which a reasonable estimate can be made. Provisional amounts are updated when additional information becomes available and the evaluation of such information is complete. We complete the accounting for all provisional amounts within a measurement period of up to one year from the enactment date.

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

RARE ELEMENT RESOURCES LTD.

212NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

5.  EQUIPMENT AND LAND

At December 31, 2017 and 2016, equipment consisted of the following:

	December 31, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ –	$ 61	$ 61	$ –
Furniture	13	13	–	13	13	–
Geological equipment	437	357	80	437	344	93
Vehicles	87	79	8	87	74	13
	$ 598	$ 510	$ 88	$ 598	$ 492	$ 106

Depreciation expense for the year ended December 31, 2017 and 2016 was $18 and $38, respectively.  We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

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

For accounting purposes, we are utilizing the profit-sharing method for real estate transactions under U.S. GAAP as it is unlikely we will repurchase the land in the near term.  Under this method, we have classified our value in the land as an asset on our Consolidated Balance Sheet titled “Investment in land” and the value of the Repurchase Price as a liability on our Consolidated Balance Sheet titled “Repurchase option”.

6.

SHAREHOLDERS’ EQUITY

Transaction with Synchron

On August 18, 2017, the Company and General Atomics Uranium Resources, LLC, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomics Uranium Resources, LLC or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an option agreement (the “Option Agreement”) and an intellectual property rights Agreement (the “IP Rights Agreement), all discussed below, for gross proceeds of $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

RARE ELEMENT RESOURCES LTD.

222NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”), completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company (the “Acquired Shares”), which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040. Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from the initial investment. Additionally, the parties executed an IP Rights Agreement, whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.

The Company made customary representations and warranties in the Investment Agreement. The representations and warranties of the parties survive the closing of the transactions contemplated by the Investment Agreement until the earliest to occur of (i) the fourth anniversary of such closing and (ii) the exercise date of the Option.

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron is entitled to nominate two directors for appointment or election to the Company’s Board of Directors, where the Board is comprised of six or seven directors following such appointment.  If the Option is exercised in full and Synchron continues to own the Acquired Shares, then Synchron is entitled to nominate one additional director for appointment or election to the Company’s Board of Directors.  On November 17, 2017, two Synchron designees were appointed to the Company’s Board of Directors.

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

Pursuant to the IP Rights Agreement, Synchron and its affiliates were granted certain rights to the Company’s intellectual property relating to our patents-pending and related technical information.  Subject to the terms and conditions of the IP Rights Agreement, Synchron and its affiliates were granted a perpetual non-exclusive license in the Company’s intellectual property which, upon exercise of the Option, will become exclusive to Synchron and its affiliates, subject to all rights in the intellectual property retained by the Company. The Company made certain representations and warranties as to the current status of its intellectual property at the time of the license grant. In addition, pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron (i) will receive a royalty-free exclusive right to the Company’s rare earth intellectual property if the Option is exercised in full but (ii) will be required to pay a commercially reasonable royalty to the Company for its intellectual property if Synchron does not exercise the Option prior to its expiration.

The Company engaged a third-party valuation firm to determine the fair value of each component of the transaction: the Investment Agreement, the Option Agreement and the IP Rights Agreement. As of the close of the transaction, the gross value of each component was determined to be as follows: Investment Agreement $2,900, Option Agreement $825 and the IP Rights Agreement $1,027. The costs incurred to complete the transaction were allocated to each component based on relative fair value to cost of equity, operating expenses and reduction to deferred income as they related to each component, respectively.

RARE ELEMENT RESOURCES LTD.

232NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The value of the common shares was determined using a Probability-Weighted Expected Return Method (“PWERM”) analysis, which included six different probability weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the pre-feasibility study completed in 2014 and current rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that may be issued upon exercised of the Option Agreement, the Option Agreement is considered a derivative liability, as a result we revalue the option liability at the end of each reporting period, until the Option is exercised or expired.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.  The fair value of the Option Agreement as of December 31, 2017 was $616.  Gain on the revaluation of the option liability was $209 for the year ended December 31, 2017. The Option was valued at the date of the transaction utilizing the Black-Scholes valuation model on October 2, 2017 and December 31, 2017. The significant assumptions are as follows:

	October 2, 2017	December 31, 2017
Risk-free interest rate	1.79%	2.06%
Expected volatility	75%	75%
Expected dividend yield	Nil	Nil
Expected term in years	4.0	3.8
Estimated forfeiture rate	Nil	Nil
Estimated exercise price	$0.34	$0.34
Estimated enterprise value per common share	$0.11	$0.07

The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes value to arrive at the total value of the option.

Because Synchron will obtain exclusive rights to the intellectual property if it exercises the Option, the value of the IP Rights Agreement is considered deferred income as the Company retains title to the rare earth intellectual property until Synchron exercises the Option.  We amortize the deferred income using the straight-line method over a period of four years (the term of the option agreement) as this is the period of the Company’s performance obligation related to the IP Rights Agreement.  During the year ended December 31, 2017, we amortized $64 of deferred intellectual property income.  The value of the IP Rights Agreement was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based Compensation

We have options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (the “RSOP”).  The terms of the RSOP were approved by our shareholders at the annual meeting of shareholders on December 2, 2011.  The RSOP established the maximum number of common shares which may be issued under the RSOP as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the RSOP, our Board of Directors may from time to time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is 10 years.  The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date.  The Board retains the discretion to impose vesting periods on any options granted.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the grant date.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows:

	For the years ended December 31,
	2017	2016
Risk-free interest rate	0.8 – 2.0%	1.9%
Expected volatility	113 – 133%	91 – 109%
Expected dividend yield	Nil	Nil
Expected term in years	5.0	5.0
Estimated forfeiture rate	Nil	Nil

RARE ELEMENT RESOURCES LTD.

242NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes stock option activity for each of the years ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017		2016
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,694,900	$4.61	4,578,700	$4.61

Granted	900,000	0.23	1,600,000	0.04
Cancelled/Expired	(563,500)	1.34	(2,483,800)	6.12

Outstanding, end of period	4,031,400	$0.44	3,694,900	$0.94

Exercisable, end of period	3,281,400	$0.49	3,232,400	$1.06

A summary of stock option activity as of December 31, 2017 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	462,500	$ 0.03
Granted	900,000
Vested	(612,500)
Non-vested at December 31, 2017	750,000	$ 0.25

The stock-based compensation cost recognized in our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 was $33 and $97, respectively. As of December 31, 2017, there was $137 of unrecognized compensation cost related to 750,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately 1.5 years. At December 31, 2017, the intrinsic value of outstanding and exercisable stock options was $297.

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

RARE ELEMENT RESOURCES LTD.

252NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes activity for warrants for the years ended December 31, 2017 and 2016:

	For the year ended December 31,		For the year ended December 31, 2016
	2017
	Number of Options and Warrants	Weighted-Average Exercise Price (USD$)	Number of Options and Warrants	Weighted-Average Exercise Price (USD$)
Outstanding, beginning of period	2,876,924	$ 0.85	4,349,481	$ 1.97
Expired	–	–	1,472,557	4.15

Outstanding, end of period	2,876,924	$ 0.85	2,876,924	$ 0.85

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

Our future tax assets and liabilities at December 31, 2017 and 2016 include the following components:

	As of December 31,	As of December 31,
	2017	2016
Deferred tax assets:
Non-current:
Accrued vacation and deferred revenue	$ 6	$ 10
Noncapital loss carryforwards, Canada	2,709	2,671
Capital loss carryforwards, Canada	7	7
Net operating loss carryforwards, U.S.	12,581	17,743
Mineral properties	5,763	11,076
Reclamation provision	28	122
Equipment	165	254
Share based compensation	624	1,032
Research and development	1,456	2,358
Deferred tax assets	23,339	35,273
Valuation allowance	(23,285)	(35,273)
Net	$ 54	$ -

Deferred tax liabilities:
Non-Current:
Option liability	$ (54)	$ -
Deferred tax liabilities	$ (54)	$ -
Net deferred tax asset/(liability)	$ -	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2017	2016
Canada	$ 3,171	$ 3,186
United States	20,114	32,087
Total valuation allowance	$ 23,285	$ 35,273

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act of 2017 (“TCJA”).  The passage of this legislation resulted in the change in the U.S. statutory rate from 35% to 21% beginning in January of 2018, the elimination of the corporate alternative minimum tax (“AMT”), the acceleration of depreciation for US tax purposes, limitations on deductibility of interest expense, the elimination of net operating loss carrybacks, and limitations on the use of future losses.  In accordance with ASC 740, Income Taxes, the impact of a change in tax law is recorded in the period of enactment.  Consequently, the Company has recorded a decrease to its net deferred tax assets of $12,414 with a corresponding net adjustment to the valuation allowance for the year ended December 31, 2017. Based on the Company's current interpretation and subject to the release of the related regulations and any future interpretive guidance, the Company believes the effects of the change in tax law incorporated herein are substantially complete.

The valuation allowance decreased $11,988 from the year ended December 31, 2016 to the year ended December 31, 2017.  There was a decrease in the net deferred tax assets, primarily net operating loss carryforwards (“NOL's”), recognition of previous excess tax benefits pursuant to ASU 2016-09 and exploration spending on mineral properties.  The decrease in net deferred tax assets resulted primarily from amortization of capitalized exploration costs, decrease in net deferred tax asset for share based compensation resulting from expirations and cancellations, and the decrease in US tax rate under the TJCA.  Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

At December 31, 2017, we had U.S. NOL carryforwards of approximately $59,912, which expire from 2018 to 2037.  As a result of the TCJA, US NOLs generated in years ending after 2017 have an indefinite carryforward rather than the previous 20 year carryforward.  This does not affect losses incurred in years ended in 2017 or earlier.   In addition, we had Canadian non-capital loss carryforwards of approximately $10,444, which expire from 2018 to 2037.  As of December 31, 2017, there were Canadian capital loss carryforwards of $28.  A full valuation allowance has been recorded against the tax effected US and Canadian loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. NOL carryforwards. No Section 382 study has been completed; therefore, the actual usage of U.S. NOL carryforwards has not been determined.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the years ended December 31,
	2017	2016
Canada	$ 80	$ (38)
United States	(933)	(3,388)
	$ (853)	$ (3,426)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,
	2017	2016
Net income (loss)	$ (853)	$ (3,426)
Statutory tax rate	26.00%	26.00%
Tax expense (recovery) at statutory rate	(222)	(891)

Foreign tax rates	(65)	(266)
Change in tax rates	12,414	548
Share issuance costs amortization	(24)	(21)
Stock-based compensation	25	1,807
Recognition of excess tax benefits	(140)	–
Prior year true-up for loss carryovers	–	4
Prior year true-up for property basis adjustments	–	(7)
Change in valuation allowance	(11,988)	(1,174)
Income tax expense (recovery)	$ -	$ -

We do not have any unrecognized income tax benefits.  Should we incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of the interest expense and operating expense, respectively.

RARE ELEMENT RESOURCES LTD.

262NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

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

8.  COMMITMENTS AND CONTINGENCIES

Potential Environmental Contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally have become more restrictive.  The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

9.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the years ended December 31, 2017 or 2016.

10.  SEGMENT INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

11.

RECLAMATION OBLIGATION REVISION

During the year ended December 31, 2017, we reduced our reclamation obligation by $225 based on a revision of our previous estimate. The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $132.

As we do not expect to incur any reclamation obligation activities which would further reduce our obligation during the next 12 months, we have reclassified the current portion of our reclamation obligation to long-term.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2017.  Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

—

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2018 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included under the section entitled “Executive Compensation” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required by this Item will be included under the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included under the section entitled “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A, which information is incorporated by reference into this Annual Report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(1)

The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data.”

(2)

Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)

Reference is made to the Exhibit Index that follows the signature pages on this report.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	By	/s/ Adria Hutchison
	Randall J. Scott, President, Chief Executive Officer and Director		Adria Hutchison, (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 28, 2018		Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 28, 2018

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 28, 2018

By:	/s/ Lowell A. Shonk
Lowell A. Shonk, Director
Date: March 28, 2018

By:	/s/ David Roberts
David Roberts, Director
Date: March 28, 2018

By:	/s/ Ken Mushinski
Ken Mushinski, Director
Date: March 28, 2018

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director (Principal Executive Officer)
Date: March 28, 2018

By:	/s/ Adria Hutchison
Adria Hutchison, (Principal Financial Officer) Date: March 28, 2018

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR filed with the SEC on November 17, 2009)
4.1	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on April 27, 2015)
10.1*

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.2*

Employment Agreement, dated March 1, 2011, by and between Rare Element Resources, Inc. and Jaye T. Pickarts (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the SEC on September 28, 2011), as amended by Amendment to Employment Agreement, effective as of January 18, 2016, by and between Rare Element Resources, Inc. and Jaye T. Pickarts (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 21, 2016)

10.3*	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)
10.4*

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.5*

Employment Agreement, dated February 11, 2011, by and between Rare Element Resources, Inc. and George G. Byers (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the SEC on September 13, 2012), as amended by Form of Amendment to Severance Compensation Agreement, dated January 11, 2016, by and between Rare Element Resources, Inc. and George Byers, (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 13, 2016)

10.6*

Severance Compensation Agreement, dated June 16, 2014, by and between Paul H. Zink and Rare Element Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 17, 2014), as amended by Form of Amendment to Severance Compensation Agreement, dated January 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 13, 2016)

10.7

Asset Purchase Agreement, dated October 20, 2016, by and between Rare Element Resources, Inc. and Whitelaw Creek LLC (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 26, 2016)

10.8

Term Sheet for Purchase of Common Shares, Options and Intellectual Property Rights, dated August 18, 2017, by and between the Company and General Atomics Uranium Resources, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.9

Investment Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.10	Common Share Purchase Option, dated October 2, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)
10.11

Intellectual Property Rights Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.12*

Employment Agreement, dated February 22, 2018, by and between Rare Element Resources, Inc. and Randall J. Scott (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2018)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on September 28, 2011)
23.1+	Consent of EKS&H, LLLP
23.2+	Consent of Alan Noble, Ore Reserves Engineering
23.3+	Consent of Jaye Pickarts
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.