Form 10-Q
period 2018-03-31
RARE ELEMENT RESOURCES LTD
filed 2018-05-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒ Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  S

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of May 7, 2018:  79,591,880

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

13

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•

the impact of the transaction with Synchron on our future development, operational and financing plans;

•

our ability to resume suspended operational and permitting and licensing activities successfully;

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

•

the narrowed focus or suspension of the Company’s near-term operational and permitting and licensing activities;

•

the pursuit of potential financing and strategic alternatives;

•

expectations regarding the ability to raise capital or secure strategic or joint venture partners in order to advance our Bear Lodge REE Project or the exploration of our Sundance Gold Project (together, the “Projects”);

•

future expenditures to comply with environmental and other laws and regulations;

•

expectations regarding the global supply and demand for rare earth elements (“REE”);

•

the timing and potential conclusions of a future Feasibility Study (“FS”) on the Bear Lodge REE Project; and

•

expectations as to the marketability and prices of our future rare earth product(s).

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from our expectations, either expressed or implied, and include, among others, the factors referenced it the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, including, without limitation, risks associated with:

•

our ability to maintain relationships and meet our obligations with significant investors or attract future investors or strategic partners;

•

our limited cash resources and our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) maintain our assets, (ii) conduct our Projects’ activities and (iii) maintain our general and administrative expenditures at appropriate levels;

•

whether we deregister our common shares under the Exchange Act and delist them from the OTCQB Venture Marketplace and/or list our common shares on a securities exchange;

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

•

our ability to resume our currently suspended federal and state permitting and licensing efforts for the Bear Lodge REE Project in a timely and cost-effective manner, or at all;

•

the permitting and licensing, exploration, development and operation of our Projects;

•

increased costs affecting our financial condition;

•

our ability to establish adequate distribution channels for any products that we may produce in the future;

•

competition in the mining, rare earth and gold industries, including an increase in global supplies or predatory pricing and dumping of rare earth products by our competitors;

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

•

the permitting and licensing and regulatory approval processes for our planned operations;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 4,031	$ 4,360
Prepaid expenses and other	16	41
Total Current Assets	4,047	4,401

Equipment, net	84	88
Investment in land	600	600
Total Assets	$ 4,731	$ 5,089

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 72	$ 52
Total Current Liabilities	72	52

Reclamation obligation	132	132
Deferred intellectual property license income (Note 4)	899	963
Option liability (Note 4)	385	616
Repurchase option	600	600
Total Liabilities	2,088	2,363

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2018 and December 31, 2017 - 79,591,880	106,494	106,494
Additional paid in capital	23,688	23,659
Accumulated deficit	(127,539)	(127,427)
Total Shareholders' Equity	2,643	2,726

Total Liabilities and Shareholders' Equity	$ 4,731	$ 5,089

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three months ended March 31,
	2018	2017

Operating expenses:
Exploration and evaluation	$ (88)	$ (18)
Corporate administration	(326)	(278)
Depreciation	(4)	(5)
Total operating expenses	(418)	(301)

Non-operating income:
Interest income	13	-
Recognized deferred income on the sale of intellectual property (Note 4)	64	-
Gain on revaluation of option liability (Note 4)	231	-
Other income (expense)	(2)	1
Total non-operating income	306	1

Net loss	$ (112)	$ (300)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,591,880	52,941,880

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (112)	$ (300)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	4	5
Gain on revaluation of option liability	(231)	-
Recognized deferred income on the sale of intellectual property	(64)	-
Stock-based compensation	29	20
	(374)	(275)
Changes in working capital
Prepaid expenses and other	25	(106)
Accounts payable and accrued liabilities	20	133
Net cash and cash equivalents used in operating activities	(329)	(248)

Decrease in cash and cash equivalents	(329)	(248)
Cash and cash equivalents - beginning of the period	4,360	927
Cash and cash equivalents - end of the period	$ 4,031	$ 679

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

12NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge REE Project and the Sundance Gold Project, both located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Sundance Gold Project contains an inferred mineral resource primarily composed of three main gold targets within the area of the Bear Lodge property. Because of the Company’s more recent focus on the REE deposit’s potential and volatile economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011.

The Company previously announced extensive cost-cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve.  Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 4), the Company is considering an updated work plan to (i) further progress and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting and licensing efforts. In the quarter ended March 31, 2018, the Company focused on Items (i) and (iii) above by advancing a formal engagement with a lab to continue technology advancement, and by communicating with various agencies having jurisdiction over the Bear Lodge REE Project.

In 2017, the Company began to further review the gold potential of the Bear Lodge property.  The area with gold potential is mostly separate from the known rare earth deposits, including the Bull Hill deposit.  There may be, however, significant gold occurrences in some of the identified satellite rare earth deposits.  Only further exploration will define the extent of overlapping occurrences, if any.  As of early 2018, the Company has ceased further review of the gold potential and is focused on the rare earth potential exclusively.

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Form 10-Q.  The Company has incurred losses since inception and further losses are anticipated in the development of its business.  Even with the transaction with Synchron, we do not have sufficient funds to fully complete feasibility studies, permitting and licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing or transaction.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2018, and the results of our operations and cash flows for the three months ended March 31, 2018 and 2017 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

3.

EQUIPMENT

	March 31, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ -	$ 61	$ 61	$ -
Furniture	13	13	-	13	13	-
Geological equipment	437	360	77	437	357	80
Vehicles	87	80	7	87	79	8
	$ 598	$ 514	$ 84	$ 598	$ 510	$ 88

4.

SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”), completed the transaction in accordance with the following terms.  Pursuant to an Investment Agreement, the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding.  Pursuant to an option agreement (the “Option Agreement”), the Option is exercisable for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.  For a detailed discussion regarding the transaction with Synchron, see Note 6 to the Company’s Consolidated Financial Statements for the year ended December 31, 2017 on Form 10-K as filed with the SEC on March 28, 2018.

The Company engaged a third-party valuation firm to determine the fair value of each component of the transaction: the Investment Agreement, the Option Agreement and the IP Rights Agreement.  As of the closing date of the transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.  The costs incurred to complete the transaction were allocated to each component based on relative fair value each respective component.

The value of the common shares was determined using a Probability-Weighted Expected Return Method (“PWERM”) analysis, which included six different probability weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the pre-feasibility study completed in 2014 and current rare earth pricing in a discounted cash flow analysis.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Due to the variability in the number of common shares that may be issued upon exercise, the Option is considered a derivative liability. As a result, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.  The fair value of the Option as of March 31, 2018 and December 31, 2017 was $385 and $616, respectively.  The gain on the revaluation of the Option liability was $231 for the three months ended March 31, 2018. The Option was valued utilizing the Black-Scholes valuation model on both March 31, 2018 and December 31, 2017. The significant assumptions are as follows:

	March 31, 2018	December 31, 2017
Risk-free interest rate	2.43%	2.06%
Expected volatility	75%	75%
Expected dividend yield	Nil	Nil
Expected term in years	3.5	3.8
Estimated forfeiture rate	Nil	Nil
Estimated exercise price	$0.34	$0.34
Estimated enterprise value per common share	$0.01	$0.07

The decrease in estimated enterprise value is primarily due to a decrease in the 5-year trailing average of the market price of rare earth elements, which are utilized for accounting purposes. The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron will obtain exclusive rights to the intellectual property if it exercises the Option, the value of the IP Rights Agreement is considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortize the deferred income using the straight-line method over the term of the Option Agreement as this is the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three months ended March 31, 2018, we amortized $64 of deferred intellectual property income.  The value of the IP Rights Agreement was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Warrants

As of March 31, 2018, the Company had 2,876,924 warrants outstanding with an exercise price of $0.85.  Each outstanding warrant is exercisable for one of the Company’s common shares and was issued to investors in connection with the registered direct offering of the Company that closed on April 29, 2015. These warrants expired unexercised on April 29, 2018.

Stock-based compensation

As of March 31, 2018, we have 3,881,400 options outstanding that were issued under the 10% Rolling Stock Option Plan (“RSOP”).

The compensation expense recognized in our consolidated financial statements for the three months ended March 31, 2018 and 2017 for stock option awards was $29 and $20, respectively.  As of March 31, 2018, there was approximately $109 of total unrecognized compensation cost related to 750,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes our stock option activity for each of the three months ended March 31, 2018 and 2017:

	2018		2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,031,400	$ 0.94	3,694,900	$ 0.94
Granted	–	–	150,000	0.15
Cancelled/Expired	(150,000)	0.93	–	–
Outstanding, end of period	3,881,400	$ 0.42	3,844,900	$ 0.91

Exercisable, end of period	3,131,400	$ 0.47	3,538,650	$ 0.98

Weighted-average fair value per share of options granted during period	N/A		$ 0.15

5.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following item:

Potential environmental contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally have become more restrictive.  The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for future development and  mining activities  is uncertain. The Company’s reclamation liability of $132 as of March 31, 2018 is related to prior exploration activities.

Contract commitment

On April 24, 2018, the Company executed an agreement with Umwelt- und Ingenieurtechnik GmbH Dresden (UIT), an affiliate of General Atomics and Synchron, to validate the Company’s rare earth processing technology ,  as well as, progress the Company’s intellectual property.  As Synchron is significant shareholder of the Company, the two Directors appointed by Synchron abstained and the remaining members of the Board approved the UIT engagement on April 17, 2018.  The UIT agreement is for an amount not to exceed $600 and  the work is anticipated to be concluded by December 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2018, has been prepared based on information available to us as of May 9, 2018. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2017, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended as cost-conservation measures. The Company continued these and other cost-conservation measures throughout 2017. Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 4 of the unaudited Consolidated Financial Statements), the Company is considering an updated work plan to (i) further progress and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting and licensing efforts. In the quarter ended March 31, 2018, the Company focused on Items (i) and (iii) above by advancing a formal engagement with a lab to continue technology advancement, and by communicating with various agencies having jurisdiction over the Bear Lodge REE Project.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2018 was $112, or $nil per share, compared with our consolidated net loss of $300, or $0.01 per share, for the same period in 2017. For the three months ended March 31, 2018, the decrease in consolidated net loss of $188 from the prior period was primarily the result of a gain on the revaluation of the Option liability and amortization of intellectual property income, partially offset by an increase in exploration and evaluation costs and corporate administration costs.

Exploration and evaluation

Exploration and evaluation costs were $88 and $18 for the three months ended March 31, 2018 and 2017, respectively. The increase from the prior period was the result of increased activities on the Bear Lodge REE Project as we are evaluating our work plan and maintaining our current permitting and licensing and environmental obligations.

Corporate administration

Corporate administration costs were $326 and $278 for the three months ended March 31, 2018 and 2017, respectively. The increase from the prior period was the result of increased expenses associated with our compliance and regulatory obligations.

Amortization of Intellectual Property Income

During the three months ended March 31, 2018, we amortized $64 of deferred intellectual property income.  We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron (see “Financial Position, Liquidity and Capital Resources - Transaction with Synchron” discussion below).  As Synchron will obtain exclusive rights to the intellectual property if it exercises the Option , the value of the IP Rights  Agreement is considered deferred income.  We will amortize the deferred income using the straight-line method over the term of the Option agreement. There were no similar transactions for the three months ended March 31, 2017.

Gain on Revaluation of Option Liability

Gain on the revaluation of the Option liability was $231 for the three months ended March 31, 2018.  This gain is directly related to the valuation of the Option agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below) and is primarily due to a decrease in the 5-year trailing average of the market prices of rare earth elements, which is utilized for accounting purposes.  As the Option agreement is considered a derivative liability, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations. There were no similar transactions for the three months ended March 31, 2017.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $329 for the three months ended March 31, 2018, as compared with $248 for the same period in 2017. The increase of $81 in cash used is primarily the result of increased spending on exploration and evaluation activities and corporate administration expenses.

Financial Position, Liquidity and Capital Resources

At March 31, 2018, our total current assets were $4,047, as compared with $4,401 as of December 31, 2017, which is a decrease of $354. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents in the amount of $329 due to funding our operations. Our working capital as at March 31, 2018 was $3,975, as compared with $4,349 at December 31, 2017.

We had previously placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities had been suspended.  Additionally, corporate cost containment measures were implemented to preserve remaining cash balances as we pursued additional financings, asset sales and/or strategic alternatives, including joint ventures and the potential sale of all, or a portion of, the Bear Lodge REE Project and/or the Sundance Gold Project. Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 4), the Company is considering an updated work plan to (i) further progress and enhance our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) progress engineering work to optimize our mine plan, and (iii) determine the timing for the resumption of permitting and licensing efforts. In the quarter ended March 31, 2018, the Company focused on Items (i) and (iii) above by advancing a formal engagement with a lab to continue technology advancement, and by communicating with various agencies having jurisdiction over the Bear Lodge REE Project

Notwithstanding the transaction with Synchron in October 2017, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financings or transactions.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Transaction with Synchron

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement, the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding.  The Option is exercisable for a period of up to four years from the initial investment.  Additionally, the parties executed an IP Rights Agreement, whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.  For a detailed discussion regarding the transaction with Synchron, see Note 6 to the Company’s Consolidated Financial Statements for the year ended December 31, 2017 on Form 10-K as filed with the SEC on March 28, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

On April 24, 2018, the Company executed an agreement with Umwelt- und Ingenieurtechnik GmbH Dresden (UIT), an affiliate of General Atomics and Synchron, to validate the Company’s rare earth processing technology, as well as progress the Company’s intellectual property.  As Synchron is significant shareholder of the Company, the two Directors appointed by Synchron abstained and the remaining members of the Board approved the UIT engagement on April 17, 2018.  The UIT agreement is for an amount not to exceed $600 and the work is anticipated to be concluded by December 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of March 31, 2018.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Other price risk. Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the PFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2018 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the period ended March 31, 2018, the Company is not yet in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*

Employment Agreement, effective January 1, 2018, by and between Rare Element Resources, Inc. and Randall J. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2018)

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

+

Filed herewith.

*

Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2018

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	May 9, 2018

16