Form 10-Q
period 2018-09-30
RARE ELEMENT RESOURCES LTD
filed 2018-11-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of November 7, 2018:  79,591,880

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

15

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

•

expectations regarding the ability to raise capital or secure strategic or joint venture partners in order to advance our Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) or the exploration of our Sundance Gold Project (together with the Bear Lodge REE Project, the “Projects”);

•

future expenditures to comply with environmental and other laws and regulations;

•

expectations regarding the global supply and demand for rare earth elements (“REE”);

•

the timing and potential conclusions of a future feasibility study on the Bear Lodge REE Project; and

•

expectations as to the marketability and prices of our planned rare earth product(s).

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

•

intellectual property, data and other information subject to cybersecurity theft;

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

•

whether we deregister our common shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and/or list our common shares on a securities exchange; and

•

other factors, many of which are beyond our control.

This list is not exhaustive of the factors that might affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-Kfor the year ended December 31, 2017. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$ 3,129	$ 4,360
Prepaid expenses and other	67	41
Total Current Assets	3,196	4,401

Equipment, net	77	88
Investment in land	600	600
Total Assets	$ 3,873	$ 5,089

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 236	$ 52
Total Current Liabilities	236	52

Reclamation obligation	132	132
Deferred intellectual property license income (Note 5)	770	963
Option liability (Note 5)	348	616
Repurchase option	600	600
Total Liabilities	2,086	2,363

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2018 and December 31, 2017 - 79,591,880	106,494	106,494
Additional paid in capital	23,744	23,659
Accumulated deficit	(128,451)	(127,427)
Total Shareholders' Equity	1,787	2,726

Total Liabilities and Shareholders' Equity	$ 3,873	$ 5,089

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
Exploration and evaluation	$ (423)	$ (208)	$ (699)	$ (228)
Corporate administration	(217)	(150)	(817)	(723)
Reclamation obligation revision	–	–	–	116
Depreciation	(3)	(4)	(11)	(14)
Total operating expenses	(643)	(362)	(1,527)	(849)

Non-operating income/(expenses):
Interest income	15	–	44	–
Recognized deferred income on the sale of intellectual property (Note 5)	64	–	193	–
Gain on revaluation of option liability (Note 5)	16	–	268	–
Other income (expense)	–	1	(2)	23
Total non-operating income	95	1	503	23

Net loss	$ (548)	$ (361)	$ (1,024)	$ (826)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,591,880	52,941,880	79,591,880	52,941,880

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (1,024)	$ (826)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	11	14
Gain on revaluation of option liability	(268)	-
Recognized deferred income on the sale of intellectual property	(193)	-
Reclamation obligation revision	–	(116)
Stock-based compensation	85	31
	(1,389)	(897)
Changes in working capital
Prepaid expenses and other	(26)	3
Accounts payable and accrued liabilities	184	11
Net cash and cash equivalents used in operating activities	(1,231)	(883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance payment for common share issuance	–	500
Net cash and cash equivalents provided by financing activities	–	500

Decrease in cash and cash equivalents	(1,231)	(383)
Cash and cash equivalents - beginning of the period	4,360	927
Cash and cash equivalents - end of the period	$ 3,129	$ 544

See accompanying notes to consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

12NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1.

NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge REE Project and the Sundance Gold Project, both located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Sundance Gold Project contains an inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property.

During the first quarter of 2016, the Company announced extensive cost-cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve.  Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 5), the Company commenced an updated work plan to (i) further confirm progress and enhance our proprietary technology for rare earth processing and separation, (ii) optimize our mine plan, and (iii) determine the timing for the formal resumption of permitting and licensing efforts. During the nine months ended September 30, 2018, the Company focused on Items (i) and (iii) above by entering into a formal engagement with a technical services vendor to continue technology review and advancement (discussed in Note 6), by communicating with various agencies having jurisdiction over the Bear Lodge REE Project, and by supplementing our environmental baseline studies. The Company plans to continue its focus on these two activities through the remainder of 2018.

As a result of the Company’s current focus on the Bear Lodge REE Project and in light of ongoing volatile economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011. Further exploration will be required in order to define the extent of the gold occurrences.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q.  The Company has incurred losses since inception and further losses are anticipated in the development of its business.  Even with the transaction with Synchron, we do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction.

2.

BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2018, and the results of our operations and cash flows for the three and nine months ended September 30, 2018 and 2017 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended September 30, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

3. RECENT ACCOUNTING PRONOUNCEMENTS

Nonemployee Share-Based Payments

The Financial Accounting Standards Board issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07, supersedes the guidance for equity-based payments to non-employees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Effective July 1, 2018, the Company adopted the new guidance. The Company performed an assessment of the standard and the impact on the Company’s Consolidated Financial Statements and disclosures. Based on the Company’s analysis, adoption of the standard did not materially change the Company’s share-based compensation expense recognition and disclosures.

4.

EQUIPMENT

	September 30, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 61	$ 61	$ -	$ 61	$ 61	$ -
Furniture	13	13	-	13	13	-
Geological equipment	437	364	73	437	357	80
Vehicles	87	83	4	87	79	8
	$ 598	$ 521	$ 77	$ 598	$ 510	$ 88

5.

SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after its exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such Option exercise, is limited to 49.9% of the Company’s issued and outstanding common shares.  As set forth in the option agreement (the “Option Agreement”), the Option is exercisable for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron and its affiliates received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information. The Company maintains the rights to such improvements. For a detailed discussion regarding the transaction with Synchron, see Note 6 to the Company’s Consolidated Financial Statements for the year ended December 31, 2017 on Form 10-K as filed with the SEC on March 28, 2018.

The Company engaged a third-party valuation firm to determine the fair value of each component of the Synchron transaction: the Investment Agreement, the Option Agreement and the IP Rights Agreement.  As of the closing date of the Synchron transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.  The costs incurred to complete the transaction were allocated to each component based on the relative fair value of each respective component.

The value of the common shares was determined using a probability-weighted expected return method (“PWERM”) analysis, which included six different probability-weighted scenarios based on the calculated enterprise value of the

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Company utilizing assumptions from the pre-feasibility study completed in 2014 and a trailing five-year average rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that may be issued upon exercise, the Option is considered a derivative liability. As a result, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.  The fair value of the Option liability as of September 30, 2018 and December 31, 2017 was $348 and $616, respectively.  The gain on the revaluation of the Option liability was $16 and $268 for the three and nine months ended September 30, 2018, respectively. The Option was valued utilizing the Black-Scholes valuation model on both September 30, 2018 and December 31, 2017. The significant assumptions are as follows:

	September 30, 2018	December 31, 2017
Risk-free interest rate	2.88%	2.06%
Expected volatility	75%	75%
Expected dividend yield	Nil	Nil
Expected term in years	3.0	3.8
Estimated forfeiture rate	Nil	Nil
Exercise price	$0.34	$0.34
Estimated enterprise value per common share	$0.00	$0.07

The decrease in estimated enterprise value is primarily due to a decrease in the five-year trailing average of the market price of rare earth elements, which is utilized for accounting purposes but not necessarily indicative of current or future trading values of the common shares of the Company. The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates will obtain exclusive rights to the intellectual property if it exercises the Option, the value of the IP Rights Agreement is considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortize the deferred income using the straight-line method over the term of the Option Agreement as this is the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three and nine months ended September 30, 2018, we amortized $64 and $193, respectively, of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Warrants

As of September 30, 2018, the Company had nil warrants outstanding due to the expiration on April 29, 2018 of the   2,876,924 warrants previously outstanding with an exercise price of $0.85.  Each outstanding warrant was exercisable for one of the Company’s common shares and was issued to investors in connection with the registered direct offering of the Company that closed on April 29, 2015.

Stock-based compensation

As of September 30, 2018, we had 3,716,400 options outstanding that were issued under the 10% Rolling Stock Option Plan (“RSOP”).

The compensation expense recognized in our consolidated financial statements for the three months ended September 30, 2018 and 2017 for stock option awards was $28 and nil, respectively. The compensation expense recognized in our consolidated financial statements for the nine months ended September 30, 2018 and 2017 for stock option awards was $85 and $31, respectively. As of September 30, 2018, there was approximately $52 of total unrecognized compensation cost related to 750,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.07 years.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes our stock option activity for each of the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,031,400	$ 0.44	3,694,900	$ 0.94
Granted	–	–	150,000	0.15
Cancelled/Expired	(315,000)	1.53	(253,500)	2.98
Outstanding, end of period	3,716,400	$ 0.35	3,591,400	$ 0.76

Exercisable, end of period	2,966,400	$ 0.38	3,591,400	$ 0.76

Weighted-average fair value per share of options granted during period	N/A		$ 0.15

6.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Potential Environmental Contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally have become more restrictive.  The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations. The Company’s reclamation liability of $132 as of September 30, 2018 is related to prior exploration activities. The ultimate amount of reclamation and other future site-restoration costs to be incurred for future development and mining activities is uncertain.

Contract Commitment – Related Party

On April 24, 2018, the Company executed an agreement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomics and Synchron, to validate the Company’s rare earth processing technology, as well as, progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained and the remaining members of the board of directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement is for an amount not to exceed $600 and the work is anticipated to be concluded in early 2019. Since the execution of the UIT agreement, the Company has incurred approximately $202 in costs related thereto, of which $159 is included in Accounts payable and accrued liabilities at September 30, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2018, has been prepared based on information available to us as of November 7, 2018. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2017, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended as cost-conservation measures. The Company continued these and other cost-conservation measures throughout 2017. Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 5 of the unaudited Consolidated Financial Statements), the Company commenced  an updated work plan to: (i) further confirm, progress and enhance our proprietary technology for rare earth processing and separation, (ii)  optimize our mine plan, and (iii) determine the timing for the formal resumption of permitting and licensing efforts. During the nine months ended September 30, 2018, the Company focused on Items (i) and (iii) above by entering into a formal engagement with a technical services vendor to continue technology review and advancement (see “Contractual Obligations” discussion below),  by communicating with various agencies having jurisdiction over the Bear Lodge REE Project, and by supplementing our environmental baseline studies. The Company plans to continue its focus on these two activities through the remainder of 2018.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2018 was $548, or $0.01 per share, compared with our consolidated net loss of $361, or $0.01 per share, for the same period in 2017. Our consolidated net loss for the nine months ended September 30, 2018 was $1,024, or $0.01 per share, compared with our consolidated net loss of $826, or $0.02 per share, for the same period in 2017. See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and Evaluation

Exploration and evaluation costs were $423 and $208 for the three months ended September 30, 2018 and 2017, respectively, and were $699 and $228 for the nine months ended September 30, 2018 and 2017, respectively. The increase from the prior period was the result of increased activities on the Bear Lodge REE Project as we have started activities at the Bear Lodge REE Project related to maintaining our environmental obligations, supplementing our environmental baseline studies and reviewing and advancing our technology under the UIT technology agreement (see Note 6 to the consolidated financial statements).

Corporate Administration

Corporate administration costs were $217 and $150 for the three months ended September 30, 2018 and 2017, respectively, and were $817 and $723 for the nine months ended September 30, 2018 and 2017, respectively.  The increase was due to higher stock-based compensation in 2018 and other slight increases in various expenses.

Asset Retirement Obligation Revision

During the nine months ended September 30, 2017, we reduced our asset retirement obligation by $116 as the Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $241.  There were no such reductions during the three and nine months ended September 30, 2018 or the three months ended September 30, 2017.

Amortization of Intellectual Property Income

During the three and nine months ended September 30, 2018, we amortized $64 and $193, respectively, of deferred intellectual property income.  We incurred deferred intellectual property income in connection to the intellectual property rights agreement with Synchron (see “Cash Flows, Financial Position, Liquidity and Capital Resources - Transaction with Synchron” discussion below).  Because Synchron will obtain exclusive rights to the intellectual property if it exercises the Option (as defined below), the value of the IP Rights Agreement (as defined below) is considered deferred income.  We will amortize the deferred income using the straight-line method over the term of the Option Agreement (as defined below). There were no similar transactions for the three and nine months ended September 30, 2017.

Gain on Revaluation of Option Liability

The gain on the revaluation of the Option liability was $16 and $268 for the three and nine months ended September 30, 2018, respectively.  This gain is directly related to the valuation of the Option Agreement with Synchron (see “Cash Flows, Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below) and is primarily due to a change in the five-year trailing average of the market prices of rare earth elements, which is utilized for the enterprise valuation model.  Because the Option Agreement is considered a derivative liability, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations. There were no similar transactions for the three and nine months ended September 30, 2017.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,231 for the nine months ended September 30, 2018, as compared with $883 for the same period in 2017. The increase of $348 in cash used is primarily the result of increased spending on exploration and evaluation activities and corporate administration expenses as discussed above.

Cash Flows from Financing Activities

Net cash provided by financing activities was nil for the nine months ended September 30, 2018, as compared with $500 for the nine months ended September 30, 2017. The cash received in the 2017 period was related to the transaction with Synchron discussed in “Financial Position, Liquidity and Capital Resources - Transaction with Synchron”.

Financial Position, Liquidity and Capital Resources

At September 30, 2018, our total current assets were $3,196, as compared with $4,401 as of December 31, 2017, which is a decrease of $1,205. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents in the amount of $1,231 due to funding our operations, partially offset by an increase in prepaid expenses. Our working capital as at September 30, 2018 was $2,960, as compared with $4,349 at December 31, 2017.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended as cost-conservation measures. The Company continued these and other cost-conservation measures throughout 2017. Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 5 of the unaudited Consolidated Financial Statements), the Company commenced  an updated work plan to: (i) further confirm, progress and enhance our proprietary technology for rare earth processing and separation, (ii)  optimize our mine plan, and (iii) determine the timing for the formal resumption of permitting and licensing efforts. During the nine months ended September 30, 2018, the Company focused on Items (i) and (iii) above by entering into a formal engagement with a technical services vendor to continue technology review and advancement (see “Contractual Obligations” discussion below),  by communicating with various agencies having jurisdiction over the Bear Lodge REE

Project, and by supplementing our environmental baseline studies. The Company plans to continue its focus on these two activities through the remainder of 2018.

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

Transaction with Synchron

On October 2, 2017, the Company and Synchron, a subsidiary of General Atomics Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after its exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such Option exercise, is limited to 49.9% of the Company’s issued and outstanding common shares.  Pursuant to an option agreement (the “Option Agreement”), the Option is exercisable for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.  For a detailed discussion regarding the transaction with Synchron, see Note 6 to the Company’s Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 28, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2018, the only material change to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 is as follows:

On April 24, 2018, the Company executed an agreement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomics and Synchron, to validate the Company’s rare earth processing technology, as well as, progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained and the remaining members of the board of directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement is for an amount not to exceed $600 and the work is anticipated to be concluded in early 2019. Since the execution of the UIT agreement, the Company has incurred approximately $202 in costs related thereto, of which $159 is included in Accounts payable and accrued liabilities at September 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of September 30, 2018.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2018 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration of 1977 (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended September 30, 2018, the Company was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2018

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	November 7, 2018

16