Form 10-K
period 2018-12-31
RARE ELEMENT RESOURCES LTD
filed 2019-03-29
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was $9,469,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 19, 2019 was 79,591,880.

TABLE OF CONTENTS

GLOSSARY OF TERMS5

PART I12

ITEM 1A.  RISK FACTORS17

ITEM 1B.  UNRESOLVED STAFF COMMENTS32

ITEM 2.     PROPERTIES32

ITEM 3.     LEGAL PROCEEDINGS39

ITEM 4.    MINE SAFETY DISCLOSURES40

PART II41

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES41

ITEM 6.    SELECTED FINANCIAL DATA46

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS46

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK51

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM52

CONSOLIDATED BALANCE SHEETS54

CONSOLIDATED STATEMENTS OF OPERATIONS55

CONSOLIDATED STATEMENTS OF CASH FLOWS56

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY57

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE69

ITEM 9A.  CONTROLS AND PROCEDURES69

ITEM 9B.  OTHER INFORMATION70

PART III70

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE70

ITEM 11.  EXECUTIVE COMPENSATION76

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS83

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR

INDEPENDENCE84

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES85

PART IV86

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES86

ITEM 16.  FORM 10-K SUMMARY86

SIGNATURES 87

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires. Rare Element is focused on advancing its Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) as well as piloting its proprietary rare earth elements recovery and separation technology, while postponing the further exploration of its Sundance gold project (the “Sundance Gold Project, together with the Bear Lodge REE Project, the “Projects”). Both Projects are located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). See “Part I, Item 1. Business.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (U.S.).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in thousands of U.S. dollars (“$” or “US$”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

•the impact of the transaction with Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”) (as described under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources”) on our future development, operational and financing plans;

•our ability to resume suspended operational and permitting activities successfully;

•our ability and the timing to obtain the necessary permits and licenses, including project development, mining, beneficiation and processing permits and source material licenses;

•the confirmation and piloting of our rare earth element recovery and separation technology and the ability to use it with respect to the Bear Lodge Project or otherwise;

•our ability and timing to exercise our right to purchase certain non-mineral lands for waste rock storage and mineral processing operations;

•the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•anticipated losses in the operation of our business until development of the Projects is completed and the Development Stage has commenced;

•the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•the likelihood and timing of the exercise of the Synchron option and the pursuit of potential financing and strategic alternatives;

•expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance the Projects;

•future expenditures to comply with environmental and other laws and regulations;

•expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;

•the timing and potential conclusions of a future Feasibility Study (“FS”) on the Bear Lodge REE Project;

•the estimated capital costs required to bring the Bear Lodge REE Project into commercial production and the estimated life-of-mine costs, including sustaining capital;

•the estimated operating and capital costs, including sustaining capital, associated with the separation and recovery of marketable rare earth elements using our novel technology or other processes;

•expectations as to the marketability and prices of our future rare earth product(s); and

•our potential status as a “passive foreign investment company” under U.S. tax laws.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

•our ability to maintain relationships and meet our obligations with significant investors or attract future investors or strategic partners;

•our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) conduct our Projects’ activities and (iii) maintain our general and administrative expenditures at appropriate levels;

•the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron and the other shareholders of the Company;

•whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

•depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products and gold, including the potential impact of the Chinese-dominated rare earth market;

•our lack of production from our mineral properties;

•our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Projects;

•the potential outcome of future feasibility studies that may indicate that the Projects’ economics are less favorable than previously expected;

•our ability to resume our currently suspended federal and state permitting efforts for the Bear Lodge REE Project in a timely and cost effective manner, or at all;

•the permitting, exploration, development and operation of our Projects;

•increased costs affecting our financial condition;

•establishing adequate distribution channels to place our future suite of products;

•competition in the mining, rare earth and gold industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

•technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

•the specific product(s) from the Bear Lodge REE Project potentially having a limited number of customers, which could reduce our bargaining power, product pricing, and profitability;

•our proprietary, patent-pending, rare earth processing technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;

•our ability to maintain our proprietary interest in our patent-pending intellectual property and related technical information licensed to third parties;

•Mineral Reserve and Mineral Resource estimation;

•the permitting, licensing and regulatory approval processes for our planned operations;

•our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;

•opposition to any of our Projects from third parties;

•continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or permit requirements adverse to the mining industry, including measures regarding reclamation, water protection, land use and climate change;

•our dependence on and the potential difficulty of attracting and retaining key personnel, consultants and qualified management;

•any shortage of equipment and supplies;

•mining and resource exploration, development and recovery being a potentially hazardous activity;

•operating in the resource industry, which can be highly speculative and subject to volatile market forces outside of our control;

•title to our properties or mining claims;

•insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain risks to our business;

•our land reclamation and remediation requirements;

•information technology system disruptions, damage or failures;

•intellectual property or related data being subject to damage or theft;

•effects of proposed legislation on the mining industry and our business;

•our executive officers, directors and consultants being engaged in other businesses;

•costs associated with any unforeseen litigation;

•enforcement of civil liabilities in the U.S. and elsewhere;

•our common shares continuing not to pay cash dividends;

•our securities, including in relation to both Company performance and general security market conditions;

•the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB Venture Marketplace;

•tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”;

•risk factors discussed in this Annual Report; and

•other factors, many of which are beyond our control.

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

We report our Mineralized Material to meet the Canadian reporting requirements for disclosure of information regarding mineral properties, which are governed by National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). The definitions of the various categories of mineral reserves and mineral resources in NI 43-101 have the meanings given by the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) as the CIM Definition Standards on Mineral Resources and Mineral Reserves adopted by the CIM Council. U.S. reporting requirements for disclosure of information regarding mineral properties are governed by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7. The Canadian and U.S. reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody differing approaches and definitions.  Although certain terms describing Mineralized Material are recognized and required by Canadian regulations under NI 43-101, the SEC does not recognize them.  The definitions for each reporting standard are presented below with supplementary explanations and descriptions of the similarities and differences.

NI 43-101 Definitions

Mineral Reserve

The term “Mineral Reserve” refers to the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a preliminary feasibility study (“PFS”). The study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

Proven Mineral Reserve

The term “Proven Mineral Reserve” refers to the economically mineable part of a Measured Mineral Resource demonstrated by at least a PFS. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Mineral Reserve

The term “Probable Mineral Reserve” refers to the economically mineable part of an Indicated and, in some circumstances, a Measured Mineral Resource demonstrated by at least a PFS. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Mineral Resource

The term “Mineral Resource” refers to a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material, including base and precious metals, coal, REE and industrial minerals in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

(1)SEC Industry Guide 7 does not require designation of a Qualified Person.

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

Mineralized Material(3)	The term “Mineralized Material” refers to material that is not included in the Reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Non-Reserves	The term “Non-Reserves” refers to Mineralized Material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Exploration Stage	An “Exploration Stage” prospect is one that is not in either the Development Stage or Production Stage.

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

CREE - critical rare earth elements – Nd, Eu, Dy, Tb and Y were identified by the U.S. Department of Energy (“DOE”) as “critical” in its 2011 Critical Materials Strategy Report. CREEs are those projected by the DOE to have the greatest economic importance for clean energy development and the highest risk of supply disruption. The Company includes Pr as a CREE because of its use in conjunction with Nd in didymium as a raw material for high-intensity permanent magnets.

cut-off grade – when determining economically viable Mineral Reserves, it is the lowest grade of Mineralized Material that qualifies as ore (i.e., that can be mined and processed at a profit).

didymium – a mixture of the elements Pr and Nd.  It is used in safety glasses for glassblowing and blacksmithing, especially when a gas (propane) powered forge is used, where it provides a filter which selectively blocks the yellowish light at 589 nm emitted by the hot sodium in the glass, without having a detrimental effect on general vision, unlike dark welder’s glasses.

Dy - dysprosium (a soft metallic element of the lanthanide series, mainly used in high-performance, permanent magnets).  Dy has a high melting point and absorbs neutrons well.  It is therefore also used in nuclear control rods to help control nuclear reactions.  Dy is also used in laser materials.

Eu – europium (a very rare metallic element that is the softest member of the lanthanide series).  It is used in making color television tubes and lasers and as a neutron absorber in nuclear research.  It is desirable due to its photon emission.  Excitation of the Eu atom, by absorption of electrons or by UV radiation, results in changes in energy levels that create a visible emission.  Almost all practical uses of Eu utilize this luminescent behavior.

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

FMR – mineralization that includes iron oxide, manganese oxide and REE.

formation – a distinct layer or group of layers of rock of similar composition and geological origin.

Gd – gadolinium (a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes).  Two of the natural isotopes, Gd 155 and Gd 157, are the best-known neutron absorbers. Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis.

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

HREEs - heavy rare earth elements – defined as the elements Tb, Dy, Ho, Er, Tm, Yb, Lu and Y.

host rock – the rock in which a mineral or an ore body is contained.

Lanthanides – a series of 15 metallic chemical elements with atomic numbers 57 through 71, from La through lutetium.  These 15 lanthanide elements, along with the chemically similar elements scandium and yttrium, are often collectively known as the REE.

La - lanthanum (the first metallic element of the lanthanide series).  La is a strategically important rare earth element due to its use in fluid cracking catalysts (“FCC”), which are used in the production of transportation and aircraft fuel.  La is also used in fuel cells and batteries.

life-of-mine – a term commonly used to refer to the likely term of a mining operation and normally determined by dividing the tonnes of Mineral Reserve by the annual rate of mining and processing.

LREEs - light rare earth elements, defined as the elements La, Ce, Pr, Nd, Pm, Sm, Eu and Gd.

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

monazite – a reddish-brown rare earth phosphate mineral.  Monazite-group minerals are typically accompanied by elevated concentrations of uranium and thorium.  This has historically limited the processing of monazite.  However, this mineral is becoming more attractive because it typically has elevated concentrations of HREEs.

NI 43-101 – National Instrument 43-101 - Standards of Disclosure for Mineral Projects, as prescribed by the Canadian Securities Administrators.

Nd - neodymium (a metallic element of the lanthanide series, occurring principally in REE fluorocarbonate and monazite minerals).  Nd is a key constituent of Neodymium-Iron-Boron (“NdFeB”) permanent magnets and an additive to capacitor dielectrics.  NdFeB magnets maximize the power/weight ratio and are found in a large variety of motors, generators, sensors, and hard disk drives.  Capacitors containing Nd are found in cellular telephones, computers and nearly all other electronic devices.  A minor application of Nd is for lasers.

NdFeB – Neodymium-Iron-Boron compound used to manufacture permanent rare earth magnets.

NiMH – Nickel Metal Hydride compound used in the production of batteries.

open pit – surface mining in which the ore is extracted from a pit or quarry. The geometry of the pit will vary with the characteristics of the ore body.

ore – mineral-bearing rock that can be mined and treated profitably under current, or immediately foreseeable, economic conditions.

ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore (i.e., 1.5% rare earth oxide/tonne).

oxide – for purposes of the deposits found at the Bear Lodge Property, rare earth bearing Mineralized Material that results from the complete oxidation by natural processes of sulfide-bearing material.

Pr - praseodymium (a metallic element that constitutes about 4% of the lanthanide content of bastnasite and has a few specific applications, based mainly on its optical properties).  It is a common coloring pigment, and is used in photographic filters, airport signal lenses, and welder’s glasses.  Because it chemically and magnetically is so similar to its periodic chart neighbors Nd and La, Pr is typically found in small amounts in applications where Nd and La are important, such as NdFeB magnets and catalysts.  These latter applications are actually the largest uses for Pr because the magnet and catalyst markets are so large.  Thus, Pr plays an important role in extending the availability of the more popular Nd and La.

PFS - preliminary feasibility study or pre-feasibility study.  Each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral beneficiation and processing has been determined.  It includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors that are sufficient for a Qualified Person, acting reasonably, to determine if all or part of the Mineral Resource may be classified as a Mineral Reserve under NI 43-101 standards.

REEs - rare earth elements.  a group of metallic elements with unique chemical, catalytic, magnetic, metallurgical and phosphorescent properties.

REO –  rare earth oxide,the oxide form of REE.

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

Sm - samarium (a metallic element of the lanthanide series predominantly used to produce Sm cobalt magnets).  Although these magnets are slightly less powerful than NdFeB magnets at room temperature, Sm cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

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

Tb – Terbium.

Technical Report – the Company’s technical report for the Bear Lodge REE Project dated October 9, 2014 titled “Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101: Pre-Feasibility Study Report on the Mineral Reserves and Resources and Development of the Bull Hill Mine” which is available under our profile at www.sedar.com.

vein – a sheet-like body of mineralized rock.  On many properties, veins may consist largely of quartz gangue.  However, on the Bear Lodge Property, veins can contain a variable assemblage that includes, but is not limited to, gangue minerals like iron and manganese oxides, quartz, calcite, clay, apatite and/or potassium feldspar with or without ore minerals.

Y – Yttrium.

.

PART I

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Rare Element was incorporated under the laws of the Province of British Columbia, Canada on June 3, 1999 as Spartacus Capital Inc. We are currently governed under the Business Corporations Act (British Columbia) (the “BCBCA”). Our executive office address is P.O. Box 271049, Littleton, Colorado 80127.  The telephone number for our executive office is (720) 278-2460.  We maintain a corporate website at www.rareelementresources.com.

Effective as of October 8, 1999, we completed our initial public offering of 1,500,000 common shares.  The common shares began trading on the predecessor exchange to the TSX Venture Exchange (“TSX-V”) in Canada on November 15, 1999 under the ticker symbol “SCI.”

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX-V, we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital, Inc.” to “Rare Element Resources Ltd.,” and (3) the completion of a private placement.  Rare Element Holdings Ltd.’s main asset, through its wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation, is its 100% interest in a group of unpatented mining claims and repurchase rights to adjacent private property, together known as the Bear Lodge Property.

On December 20, 2004, our authorized share capital was changed from 100,000,000 common shares to an unlimited number of common shares without par value.  Our common shares began trading on the NYSE American on August 18, 2010 under the ticker symbol “REE.”  On May 27, 2011, we transitioned from a listing on the TSX-V to the TSX and traded under the ticker symbol “RES” until December 31, 2015, when we voluntarily delisted from and ceased to trade on the TSX.  Our common shares traded on the NYSE American until February 26, 2016.  Since February 29, 2016, our common shares have been exclusively trading on the OTCQB Venture Marketplace under the ticker symbol “REEMF.” As of December 31, 2018, there were 79,591,880 common shares issued and outstanding.

SUBSIDIARIES

We have one direct wholly owned subsidiary, incorporated under the laws of British Columbia, Canada in 1996 under the name “Rare Element Holdings Ltd.” That subsidiary has one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated in 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc. (“Paso Rico”).

DESCRIPTION OF BUSINESS

We are focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade Eu deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining CREE.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on metallurgical processes to recover saleable rare earth products and has filed six patents on its metallurgical processing innovations. Among them, the Company has pilot tested and filed for patent protection on a rare earth separation technique that modifies conventional solvent extraction methods used for rare earth separation to be more efficient and environmentally sound, involving minimal waste effluents discharged from the process.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended. Based on current permitting timetables and other factors, we anticipate that we could receive all permits and licenses for the Bear Lodge REE Project approximately 18 to 30 months after resuming permitting efforts.  Once the decision to resume development activities is made, our plan is to advance engineering in preparation for the Feasibility Study, including an evaluation of a potential modular approach to development beginning with a smaller initial production facility which would then be scaled up.  Our ability to begin construction activities on the Bear Lodge REE Project will be subject to various factors including: (i) the availability of adequate capital, (ii) a positive Feasibility Study, (iii) securing off-take customers at adequate prices, (iv) obtaining necessary permits and licenses, and (v) approval from the Company’s board of directors (the “Board of Directors” or the “Board”). The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and power lines within two kilometers of the property.  The Bear Lodge REE Project site is 100 kilometers east of Gillette, Wyoming, a major infrastructure, support and logistics center for coal mines in the Powder River Basin that should provide for ready access to the required production supplies and materials as well as skilled labor.  Additionally, the deposit is situated only 64 kilometers from the nearest railhead at Upton, Wyoming, where the proposed hydrometallurgical plant is planned to be sited, allowing access to major distribution channels via the adjacent railhead.

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Accomplishments in 2018

During 2018, we continued to focus our efforts on maintaining our assets and conserving cash, updating baseline environmental data, as well as advancing confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing.  On April 24, 2018, the Company executed an agreement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to validate the Company’s rare earth processing technology as well as progress the Company’s intellectual property. Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained, and the remaining members of the Board of Directors of Rare Element approved the UIT engagement on April 17, 2018. The UIT agreement was for an amount not to exceed $600, and the work was concluded in January 2019.  The results of the UIT testwork confirmed the Company’s proprietary hydrometallurgical recovery process through physical upgrading (PUG), counter-current acid leaching and oxalate precipitation.  Additionally, the Company’s separation technology was validated and optimized at the bench scale level through the production of NdPr oxide.

Plans for 2019

With the completion of the transaction with Synchron on October 2, 2017 (as discussed in Item 7: Management Discussion and Analysis, Financial Liquidity and Capital Resources), we are (i) continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) developing a work plan to progress engineering work to optimize our mine plan and corresponding processing development, and (iii) updating and supplementing environmental baseline data in anticipation of the  eventual resumption of permitting efforts. The Company is focused on Item (i) above in 2019. The Company will additionally continue with certain limited exploration-related reclamation activities in 2019 as required and appropriate.

On February 14, 2019, the Company and UIT executed a second technology testwork agreement to further validate the Company’s rare earth processing technology at pilot plant scale. The UIT pilot plant agreement is for an amount not to exceed $700.  The results of the UIT pilot plant test work are expected in the third quarter 2019.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE Products

Due to variations in physical, chemical, molecular and application characteristics, different rare earth metals possess their own market uses, drivers and challenges. REEs are used in computers, cellular telephones, television screens, wind turbines, fuel cells, automobiles, magnetic refrigeration technologies, energy-efficient lighting, petroleum-refining catalysts and numerous other modern specialty technologies including military applications.  Lately the major driver for the rare earth metals market has been the increasing consumption in permanent NdFeB rare earth magnets, in which rare earth metals such as Nd, Pr, Tb, and Dy are used. Specifically, these REEs are used in hybrid-electric vehicles and all-electric vehicles as well as in wind turbines.  Ce, La, and other REE are widely used in applications such as metallurgy, catalysts, glass, ceramics, optical instruments, and polishing.

Trends Affecting REE Supply, Demand and Prices

Global REE supply continues to be dominated by production from China, which produced an estimated 85% of the world’s REE output in 2017 and approximately 80% in 2018. Although illegal or unauthorized Chinese REE production remained one of the main themes for China, the crackdown on uncontrolled, illegal mining has had a significant impact during the last several years. No new mining rights are to be issued to companies other than the selected six state owned enterprises. China has taken seriously the prospect that domestic demand may soon outgrow domestic production and, as a result, could limit exports and become an importer of some REE. This has led China to look to invest/acquire rare earth resources outside of China. During 2017, the Mountain Pass operation in California was sold out of bankruptcy with the Chinese rare earth company Shenghe Resources Holding Co. Ltd (“Shenghe”) as one of the investors. The mine was forecast to produce 5,200 tonnes of rare earth oxide (“REO”) contained in concentrates in 2018 to be shipped to China for processing.  Shenghe is also the largest shareholder in Greenland Minerals Ltd and its Kvanefjeld development project. Total global rare earth production for 2018 was forecast to reach 156,800 tonnes, with Chinese producers accounting for 126,000 tonnes and Lynas Corporation, Ltd., now the second largest producer, forecast to produce 19,644 tonnes, or 12.5% of global production. Other minor supply sources include rare earths from Barundi, USA, and Myanmar. Roskill Information Services Ltd forecasted a small deficit for Neodymium in 2018.

The growth in demand for certain REE, including Nd and Pr, used in permanent magnets is expected to continue. Nd and Pr are also forecasted to remain in relatively short supply for the next several years.  Increased focus on clean energy is pushing the demand for electric vehicles, which in turn will drive the demand for rare earth magnets in electric motor and generator applications.  Magnet demand now accounts for over 25% of total rare earth demand and 75-80% of REE market value.

Growing demand for renewable energy has also increased the demand for rare earth containing magnets, as they give improved performance compared with other magnets. A typical wind turbine requires approximately 200 kilograms of rare earths for motors and generators per one megawatt of capacity. The Global Wind Energy Council forecasts installed capacity will increase at a rate of 9.3% annually to 2022.

Prices for Nd and Pr remained steady during 2018 following a marked increase during the first three quarters of 2017. The research and advisory firm, Roskill Information Services Ltd., has estimated that the value of global annual rare earth oxides for use in permanent magnets reached $1.88 billion in 2018.  The firm anticipates overall demand for magnet-oriented rare earth oxides to grow to 54,900 tonnes by 2023, representing a compound annual growth rate of 7.9%.

Supply and demand factors for REE products that could positively impact future REE prices include the following, among other factors:

•the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly large off-shore installations;

•the use of La and Ce for NiMH batteries that are utilized in hybrid and electric vehicles;

•the use of Eu, Tb, Y and Ce in the production of compact fluorescent and LED light bulbs;

•the use of high-strength NdFeB magnets in the miniaturization of electronic products;

•the use of La in FCCs by refineries processing lower quality crude oil that consumes greater quantities of the catalysts;

•the increased use of REEs in the drive to improve energy efficiency and reduce greenhouse gases, (“GHGs”) by the U.S., China and the European Union;

•China consolidating its REE industry and closing small, inefficient and polluting REE producers;

•the capping of production, tightening of export volumes and possible imports by China;

•possible changes in trade policies, including changes in taxes or import/export duties for REE materials by the U.S. government and China;

•the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;

•the continued research and commercialization of new applications for REE products; and

•the rising costs in China due to stricter environmental controls and rising wages.

Supply and demand factors for REE products that could negatively impact future REE prices include the following, among other factors:

•the potential for oversupply of certain REEs due to new production outside of China and/or increased exports from China;

•strong demand for selected REEs like magnet materials, driving overproduction of other co-product REEs and creating oversupply conditions for the less desired REEs;

•the potential substitution of other materials for higher-priced REEs;

•economization by intermediate and end-users to reduce their usage of REEs in end-products;

•the potential for increased recycling of higher-priced REEs;

•low oil, gas and coal prices that could reduce the demand for technologies using REEs;

•static or lower global economic growth, reducing overall demand growth for REEs; and

•potential by-product production of REEs that may increase supply irrespective of the economics of REE production from primary mines.

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

In 2018, China accounted for an estimated 80% of global REE production and 70% of worldwide demand.  While REE projects exist outside of China, current non-Chinese production is relatively limited.  Further, even though one large mine outside of China is in production, it is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese producers a competitive advantage in controlling the supply and processing of REEs and an opportunity to reduce prices to discourage competition.  Any increase in the amount of REEs exported from other nations increases supply and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, the Company may not be able to compete effectively against current and future competitors.  See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2018, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology and (3) separation of Ce and/or thorium from bulk REEs in a solvent extraction process. These provisional applications provided the basis for the current patent portfolio, which includes three pending U.S. patent applications, six pending foreign applications across four separate foreign jurisdictions, and one issued foreign patent. If allowed, a U.S. patent granted from the utility patent applications would have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property relating to our patents-pending and related technical information to Synchron in October 2017. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources- Transaction with Synchron” and “Item 1A. Risk Factors” of this Annual Report.

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

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits.  The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”), Bearlodge Ranger District, Sundance, Wyoming.  The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality. We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed. As of December 31, 2018, the Company holds surety bond with the state of Wyoming of $132.  Prior to operating, we will require several other permits and licenses including those issued by the Nuclear Regulatory Commission (the “NRC”), U.S. Army Corps of Engineers and others.

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under of the U.S. Comprehensive Environmental Response, Compensation & Liability Act of 1980 (“CERCLA”) Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-insure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases the owner or operator from the CERCLA Section 108(b) regulations.  On February 21, 2018, the EPA issued a “final action” in which it announced its decision to not issue final regulations because the EPA “determined that final regulations are not appropriate.” 83 Fed. Reg. 7556 (Feb. 21, 2018). In May 2018, several environmental advocacy groups challenged this action in the U.S. Circuit Court for the District of Columbia. The case is ongoing, and the outcome of the action is uncertain. If the proposed rule is reinstated and the requirements discussed above are retained in a final rule, they could require significant additional financial assurance for our Projects, which could have a material adverse effect on our project development and business operations.

MINERALS EXPLORATION REGULATION

Mining operations and exploration and development activities are subject to various national, state, county and local laws and regulations in the U.S. that govern prospecting, exploration, development, mining, production, processing, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations. There are no current orders or notices of violations relating to the Company under applicable laws and regulations.

Compliance with these laws and regulations may impose substantial costs on the Company and could subject it to significant potential liabilities.  Changes in these laws or regulations could require us to expend significant resources to comply with new laws or regulations, or changes to current requirements, and could have a material adverse effect on our business operations.

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2018, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2018, we had one full-time employee and no part-time employees as a result of the Company’s cost containment measures. Our employee is not covered by any collective bargaining agreements. When required, our one employee calls on the services of third parties under consulting or service agreements.

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

Our reports and other information can be inspected on the SEC’s website at www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  The Company’s reports which are filed on SEDAR can be found on the Company’s SEDAR profile at www.sedar.com.

10ITEM 1A.  RISK FACTORS

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

We incurred net losses of $1,764 and $853 during the fiscal years ended December 31, 2018 and 2017, respectively.  Our accumulated deficit at December 31, 2018 was $129,191.  In addition, we have limited financial resources.  As of December 31, 2018, we had cash and cash equivalents of $2,523 and working capital of $2,174.

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

On October 2, 2017, we entered into an Investment Agreement, Option Agreement and an Intellectual Property Rights Agreement with Synchron, an affiliate of General Atomic Technologies Corporation. As a result of the transaction, Synchron acquired approximately 33.5% of the issued and outstanding common shares of the Company, with an option to purchase such number of common shares that constitute an additional approximately 15.5% of the fully diluted common shares of the Company.  The Investment Agreement grants specific rights to Synchron, including approval rights for certain corporate actions and the right to nominate for appointment two or three directors to the Company’s Board, depending on whether the Option is exercised, all as described in Note 6 to the consolidated financial statements for the year ended December 31, 2018 in this Annual Report.

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

On October 2, 2017, we entered into an Intellectual Property Rights Agreement with Synchron pursuant to which Synchron and its affiliates were granted certain perpetual rights to the intellectual property of the Company relating to its rare earths patents-pending and related technical information.  As a result of the transactions contemplated by the Intellectual Property Rights Agreement, we may be forced to enforce or defend our intellectual property rights against infringement and unauthorized use, and to protect our trade secrets.  Further, by granting a license to use our intellectual property, we may be limited in our ability to protect our intellectual property rights by legal recourse or otherwise.  In defending our intellectual property rights, we may place our intellectual property at risk of being invalidated, held unenforceable, narrowed in scope or otherwise limited, any of which could have a material adverse effect on our business and financial condition.  Our inability to preserve or maintain an interest in certain intellectual property rights could adversely impact our competitive position or results of operations.

We have suspended our federal and state permitting progression, and there is a risk to the resumption of those efforts in a timely and cost-effective manner.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued the 2016 implemented cost-conservation measures through 2018. Given the completion of the transaction with Synchron on October 2, 2017 (as discussed in Item 7: Management Discussion and Analysis, Financial Liquidity and Capital Resources), the Company is focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing.  The Company will also continue with certain limited exploration-related reclamation activities in 2019 as required and appropriate. However, our ability to obtain further financing or attract a strategic partner to fund the completion of the permitting once resumed is uncertain. If we are unable to timely progress our permitting while the information is still deemed adequate by the applicable regulatory agencies, we may have to restart the permitting process, or take extra steps to reinitiate the process, which would impact the cost and timing of permitting.

Our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations is uncertain.

Our current plan of operations for the Bear Lodge REE Project includes a waste rock storage site located on private property adjacent to the planned mine.  This private property consists of 640 acres and was sold to a third party on October 26, 2016.  Although we hold a repurchase option on the property until the fifth anniversary of the land sale, our ability and the timing of our exercise of the repurchase option is uncertain.  If we were unable to repurchase the property, we would have to update our planned operations to identify an alternative stockpile storage area.  Additionally, we hold a land purchase option on private property located in Upton, Wyoming, which is the location for our planned processing operations.  If we are unable to maintain the purchase option, we would have to locate and secure another site as a suitable rare earth processing location.

We may elect to deregister our common shares under the Exchange Act.  Deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

Due to the relatively high cost of being a public company in the U.S., our Board of Directors may elect to voluntarily deregister our common shares under the Exchange Act and suspend our reporting obligations in the U.S., possibly in combination with an effort to list our common shares on the TSX-V or another securities exchange. No definitive Board approval of deregistration has taken place, but after the filing of this Annual Report, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.  If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15.  We believe that we are eligible to deregister under the Exchange Act.  If we were to file a Form 15, we expect that our common shares, which currently trade on the OTCQB Venture Marketplace, would not continue to be quoted on the OTCQB Venture Marketplace.  Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our shareholders except as may be required by applicable laws or stock exchange rules.  As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible. The economic feasibility of exploration and development projects is based on many factors, such as the following:

•completion of feasibility studies to further verify Mineral Resources and establish Mineral Reserves and commercial viability;

•the timing and cost, which can be considerable, of further exploration, permitting and construction of infrastructure, mining, beneficiation and processing facilities;

•our ability to utilize our proprietary process technologies, which could encounter problems or costs in scale-up;

•securing commercially viable sales outlet for our REE products;

•the potential need to enter into joint venture or other partnership arrangements to develop the Projects;

•the availability and costs of equipment and skilled labor, as required;

•the availability and cost of appropriate processing and/or refining arrangements, if required;

•compliance with environmental and other governmental approval and permit requirements;

•the availability of funds to finance exploration, development and construction activities, as warranted;

•future prices for rare earth minerals and gold;

•potential opposition from non-governmental organizations, environmental, indigenous or local groups or inhabitants that may delay or prevent development activities;

•potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials or supplies;

•potential shortages of mineral beneficiation, processing, construction or other facilities-related equipment or supplies; and

•the ability to attract and retain talent for development and operation of the Projects.

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

We will require additional capital through investment, joint ventures and/or other partnership arrangements with current investors or other parties for the development of our Projects.  Although such arrangements may lessen our financial burden in exploring and developing the Projects, they will likely also dilute our interest therein or affect our ability to control development of either of the Projects.  Our ability to attract additional capital may be impeded by our investor Synchron, as it holds certain minority voting rights and its approval may be required. Further, any failure of a joint venturer or other partner to meet its obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or other partnership arrangement and, in turn, on our business performance and on our ability to develop the Projects.

Subject to further financing, we may commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our Mineral Resource estimate and refined our process technology. Subject to further financing and the results of the UIT pilot plant test work, we may resume work on the FS. The results of this study are uncertain and may indicate project economics that are more or less favorable than those previously reported. As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS. As a result, we may need to update our beneficiation technology, processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible.

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

We have estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS, dated October 9, 2014, at approximately $290,000.  Our FS, once completed, may suggest that our actual costs may be higher than those that we presently anticipate, which could make it more difficult to finance the Bear Lodge REE Project or to successfully establish mining operations.

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

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices then increased significantly during 2010 and most of 2011 only to again decline from 2012 through 2016. During the first three quarter of 2017 REE prices increased significantly from the 2016 lows. This was led by a doubling of Nd and Pr prices. During the fourth quarter of 2017 prices retreated but remained well above 2016 prices. During 2018 rare earth price remained essentially steady. Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

Demand for REE products is impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronics industries. Lack of growth in these markets could adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, periods of high REE prices are generally beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create non-REE alternate technologies that ultimately could reduce future long-term demand for REE products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have previously announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of REEs. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for REEs were to decline, our share price would likely decline, and this could also impair our ability to obtain capital needed for our Bear Lodge REE Project and our ability to find purchasers for our products at prices acceptable to us or at all.

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.  REE supply markets continue to be dominated by production from China, which produced an estimated 85% of the global REE production in 2017 and 80% in 2018.  China also dominates the manufacture of metals, NdFeB magnets and other products from REE.  The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Advanced technology in recycling REEs may also impact supply and prices. Any increase in the amount of REE products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our business. As a result of these factors, we may not be able to compete effectively against our future competitors.

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

We expect to rely on our proprietary technology and processes to further our Bear Lodge REE Project.

We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2018, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology and (3) separation of Ce and/or thorium from bulk REEs in a solvent extraction process. These provisional applications provided the basis for the current patent portfolio, which includes three pending U.S. patent applications, six pending foreign applications across four separate foreign jurisdictions, and one issued foreign patent. If allowed, a U.S. patent granted from the utility patent applications would have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property relating to our patents-pending and related technical information to Synchron in October 2017. See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources- Transaction with Synchron.

The success of our business depends, in part, on our ability to utilize our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

Our Mineral Resource estimates may be inaccurate, and any material change in these estimates could affect the economic viability of placing our Bear Lodge REE Project into production.

Unless otherwise indicated, our Mineral Resources are based upon estimates made by independent geologists. When making determinations about whether to advance the Projects to development, we must rely upon such estimated calculations as to the quantity and grades of mineralization on the property as well as estimates about mining and processing costs and future prices.  Until Mineralized Material is actually mined and processed, Mineral Resources and grades of such mineralization must be considered estimates only, which may prove to be unreliable.

Because we have not completed an updated Technical Report or FS on the Bear Lodge REE Project and have not commenced actual production, mineralization estimates, including Mineral Resource estimates, for the Bear Lodge REE Project may require adjustments, including potential downward revisions. In addition, the grade of material ultimately mined, if any, may differ from that indicated in our Mineral Resource estimates or in future feasibility studies. The Sundance Gold Project is in the exploration stage and it is too early to estimate resources or the gold production potential of the property.

Our Mineral Resource estimates for the Bear Lodge REE Project have been determined based on assumed cut-off grades that depend upon projected REE prices, recovery rates and project operating costs.  These estimates were made in 2014 and may be outdated as to current market and other conditions. Any significant change in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of the Bear Lodge REE Project.

We are subject to significant governmental regulations, including permitting, licensing and approval processes that affect our operations and could impact the cost and timing of conducting our business.

Our current and future activities will be governed by laws and regulations, including the following among others:

•laws and regulations governing mineral concession acquisition, prospecting, development, mining, processing, and production;

•laws and regulations related to exports, taxes and fees;

•labor standards and regulations related to occupational health and mine safety;

•laws and regulations relating to environmental protection concerning waste management, transportation, and disposal of toxic and radioactive substances, land use and the protection of threatened and endangered species; and

•other matters.

We believe that we hold, or are in the process of obtaining, all licenses and permits necessary to carry on the activities that we currently are conducting or propose to conduct in the near term under applicable laws and regulations.  Such licenses and permits are subject to changes in regulations and changes in various operating circumstances.  There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain the current or planned exploration, development and mining activities, including constructing mines and/or beneficiation and processing facilities, and commencing operations at the Bear Lodge REE Project.  In addition, if we proceed to production on the Bear Lodge REE Project, we must obtain and comply with permits and licenses that may contain specific operating or other conditions.  There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.  Our Sundance Gold Project, previously in the active Exploration Stage, but on hold since 2014, does not currently have any of the permits or licenses that would be necessary to carry on further activities on the project.  Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage relating to mining activities and may be subject to civil or criminal liability, fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations, cause increases in capital expenditures or production costs, or require abandonment or delays in the exploration or the development of either of the Projects.

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

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

—The National Environmental Policy Act of 1969 (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. Under NEPA, a federal agency must prepare an EIS detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.”  The EPA will, and other federal agencies and any interested third parties can, review and comment on the scope of the EIS and the adequacy of and findings set forth in the draft and final EIS. As required, we began in 2012 to undertake the NEPA process for the Bear Lodge REE Project. However, we have since placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended, including the EIS process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely.

—The NRC, pursuant to its authority under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), oversees the regulatory framework governing the control of radioactive materials,

including beneficiation and processing of REE that contain radioactive source materials such as uranium and thorium.  The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required.  We are required to follow the regulations pertaining to a license application for the Bear Lodge REE Project. The licensing process, including NEPA review relating to the NRC licensing, may cause delays or result in changes to the Project design to mitigate impacts as required under the license.

—Under CERCLA and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

—The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, govern the disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although certain mining, beneficiation, and mineral processing wastes currently are exempt from regulation as hazardous wastes under RCRA, the EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements.

—The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining, beneficiation, and processing activities.  Our planned mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws.  New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs to remain in compliance.  In addition, permitting rules and issued permits may impose limitations on production levels or result in additional capital expenditures to comply with such rules or permits. In certain circumstances, private citizens may also sue sources of pollutants for alleged violations of the CAA.

—The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Violation of the CWA and similar state regulatory programs can result in civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. They also can impose substantial liability for the costs of removal or remediation associated with such discharges. The CWA also regulates handling at mining facilities, requires a discharge permit for certain activities, and requires the implementation of a Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of run-off. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by a permit issued by the U.S. Army Corps of Engineers.

—The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder regulate the drilling and operation of subsurface injection wells.  The EPA directly administers the UIC program in some states, and in others the responsibility for the program has been delegated to the state.  Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.

—The Endangered Species Act (“ESA”) regulates activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. The ESA protects threatened and endangered species primarily by prohibiting the unauthorized “taking” of listed species. The ESA also requires consultation with other agencies in certain circumstances. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, the ESA authorized both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs that could have a material adverse effect on our business.

A number of governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment, which has allowed the EPA to begin regulating emissions of GHGs under existing provisions of the CAA. Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. We cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

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

Mineral exploration, development and mining involve various types of risks and hazards, including, but not limited to the following:

—environmental hazards;

—power outages;

—metallurgical and other processing problems;

—unusual or unexpected geological formations or conditions;

—personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides and rock-bursts;

—mineral exploration or mining accidents;

—concentrate losses;

—fluctuations in exploration, development and production costs;

—labor disputes;

—supply interruptions;

—unanticipated variations in grade;

—mechanical equipment failure;

—periodic interruptions due to inclement or hazardous weather conditions; and

—regulatory delays, curtailments or shutdowns.

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

The vast majority of the mineral rights to our Bear Lodge Property consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Act of 1872 (“US General Mining Law”). Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than are other real property interests because the validity of unpatented mining claims can be uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations an owner of an unpatented mining claim must comply with to locate and maintain a valid claim.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with not only a complex body of U.S. federal and state statutory law, but also administrative and judicial decisions interpreting those statutes and case law. In addition, there may be limitations as to the completeness of public records that determine prior claimants that could impact the validity or ownership of unpatented mining claims. The Company’s right to continue activities on the Bear Lodge Property is dependent upon our ability to pay annual claim maintenance fees.

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

Reclamation requirements may include the following, among other things:

—control dispersion of potentially deleterious effluents;

—reduce mine open pit slope angles;

—treat ground and surface water to drinking water standards; and

—reasonably re-establish pre-disturbance vegetation and land forms.

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

The U.S. Congress from time to time has considered proposed revisions to the U.S. General Mining Law.  If these proposed revisions are enacted, such legislation could change the cost of holding unpatented mining claims or significantly impact our ability to develop mineralized resource on unpatented mining claims. Such bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose a fee on the amount of material displaced at a mine, (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iv) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (v) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. General Mining Law, (vi) replace the location of mining claims with federal leases for locatable minerals, and (vii) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in these proposed bills could adversely affect the potential for development of our unpatented mining claims, and our ability to operate or our financial performance. The effect of any proposed revision of the U.S. General Mining Law on operations cannot be determined until enactment.  However, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

In 2009, the EPA announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases them from the CERCLA Section 108(b) regulations. On February 21, 2018, the EPA issued a “final action” in which it announced its decision to not to issue final regulations because the EPA “determined that final regulations are not appropriate.” 83 Fed. Reg. 7556 (Feb. 21, 2018). In May 2018, several environmental advocacy groups challenged this action in the U.S. Circuit Court for the District of Columbia. The case is ongoing, and the outcome of the action is uncertain. If the proposed rule is reinstated and the requirements discussed above are retained in a final rule, they could require significant additional financial assurance for our Projects, which could have a material adverse effect on our project development and business operations.

In 2015, U.S. President Obama issued a Presidential Memorandum to the Secretary of Interior and other federal agencies (the “Obama Presidential Memorandum”) requiring them to undertake rulemaking regarding avoidance, minimization, and compensation for impacts to natural resources, among other public lands impact items.  The U.S. Fish and Wildlife Service (the “FWS”) and the Bureau of Land Management (the “BLM”) released their final policies regarding mitigation of impacts to public lands and resources in December 2016.  The BLM’s regional mitigation strategy was designed to guide agency officials in avoiding and minimizing impacts of development on federal lands.  The strategy required BLM officials to mitigate impacts “through a landscape-scale approach, utilize best management practices, maintain durability for mitigation measures, monitor mitigation measures for compliance and effectiveness, and adaptively manage mitigation measures. . . .” The FWS’s policy provided guidance to offset development impacts to at-risk species and their habitats. The policy called for mitigation measures, such as permittee-responsible mitigation, conservation banking, in-lieu fee programs, and habitat credit exchanges. In December 2017, the Department of the Interior issued Order No. 3360, which revoked the BLM policy. Portions of the FWS policies are currently under review.  Any potential changes to the Obama Presidential Memorandum and resulting FWS policies or their impact on our Projects, remain uncertain. Our directors, officers and consultants may be engaged in other businesses.  Potential conflicts of interest or other obligations of directors, officers and consultants could interfere with corporate operations.

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

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia, Canada under the BCBCA. Some of our directors may be residents of Canada, and a substantial portion of their assets are located outside of the U.S. As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the U.S. or to recover in the U.S. on judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S., or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the U.S..

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

Because our success is highly dependent upon our employee, consultants and directors, we have granted to some or all of our key employee, directors and consultants options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of December 31, 2018, there were 3,385,400 stock options outstanding to employees, former employees, consultants and directors, which, if exercised, would result in an additional 3,385,400 common shares being issued and outstanding, which equals approximately 4.3% of our common shares outstanding as of December 31, 2018. Additionally, Synchron holds an option, that if exercised would result in the issuance of approximately an additional 14,600,000 common shares, which would represent approximately 15.49% of our common shares outstanding after issuance.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common shares or our ability to continue to raise funds in new equity offerings.

It is possible that we will sell common shares, or securities exercisable or convertible into common shares, in order to finance our planned development activities. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and potentially adversely affect the trading prices of our common shares or could impair our ability to raise capital through future offerings of securities.  Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments that could adversely affect our business or future growth potential.

Price volatility of our publicly traded securities could adversely affect investors’ portfolios.

In recent years and months, the securities markets in the U.S. and Canada have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance, underlying asset values or prospects of such companies.  There can be no assurance that continual fluctuations in the market price of our common shares will not occur.  It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings.  The price of our common shares has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

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

We might have been a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2018, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we believe that we were not a PFIC for the year ended December 31, 2018, but our PFIC status for such year may not be free from doubt. We may or may not be a PFIC for the year ending December 31, 2019, or in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2018, or that we will or will not be a PFIC for the year ending December 31, 2019, or any future year.  We will use commercially reasonable efforts to provide information regarding our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.  Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC, as may be the case with our wholly owned subsidiary, Rare Earth Holdings, Ltd.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.  For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (WYOMING, USA)

The Bear Lodge Property contains two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill Mine, inclusive of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor (“East Taylor Target Area”) and Carbon (“Carbon Target Area”), all of which are located near Sundance, Wyoming.  The Bear Lodge REE Project also includes the proposed hydrometallurgical plant site to be located on private property in Upton, Wyoming that the Company currently has an option to purchase. Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project” and in the Technical Report which is available under our profile at www.sedar.com. We hold our interest in the Bear Lodge Property through our indirect wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

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

We control 100% of the mineral rights at the Bear Lodge Property, consisting of unpatented mining claims and a right of repurchase on adjacent private land. We hold 499 unpatented mining claims located on land administered by the USFS. The Bear Lodge Property is located within parts of Sections 5, 7 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming. All of the public property mining claims are unpatented, such that the paramount title to the land is held by U.S. To be valid, an unpatented mining claim must contain a discovery of valuable mineral deposit.  In addition, claim maintenance payments must be timely paid on an annual basis and related documents must be filed annually with the Wyoming State Office of the BLM and recorded with the Crook County, Wyoming Clerk and Recorder to keep the claims from terminating by operation of law, and the claims can be maintained in good standing so long as those requirements are met. All of our Mineral Resources are located on mining claims that we hold.

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

Newmont transferred its rights to an NSR royalty to Maverix Metals (Nevada) Inc. in June 2018. In addition, and in connection with the Newmont joint venture termination, we assumed all obligations of Newmont under a consulting agreement with Bronco Creek Exploration and Mining, Inc. (“Bronco Creek”) requiring us to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500 has been paid.  The claims covered by the Bronco Creek consulting agreement, which are located outside of the rare earth deposits, are further subject to a 0.25% NSR royalty with a cap of $3,000. The finder’s fee obligation has not yet been triggered. We located additional unpatented mining claims in 2011 and 2012, and now have a 100% interest in 499 total unpatented mining claims.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of NSR royalty payable to Freeport, but the Company purchased the NSR royalty in March 2009.  As a result of the agreements above, we hold an unencumbered REE project, including all 499 unpatented mining claims, free of third-party royalties for REE production.

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

Bear Lodge Property – Location Map

Geological Setting

The Bear Lodge Mountains of northeast Wyoming are composed primarily of the upper levels of a mineralized tertiary alkaline‐igneous complex that is a component of the Black Hills Uplift of western South Dakota and northeast Wyoming. Tertiary alkaline intrusive bodies in the northern Black Hills occur along a N70-80W trending belt that extends from Bear Butte in South Dakota, through the Bear Lodge Mountains, to Devil’s Tower and Missouri Buttes in northeast Wyoming. The Bear Lodge mining district is in the Bear Lodge Mountains, near the western end of the northern Black Hills intrusive belt. The Bear Lodge Mountains expose and are underlain by multiple alkaline plugs, sills, and dikes and intruded into Precambrian basement and Paleozoic and Mesozoic sedimentary rocks approximately 38–52 million years ago. REE and gold mineralization are found in separate areas of the central crest and northern part of the Bear Lodge Mountains.

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

The 2013 drilling program was conducted in two phases. The first phase took place in June and July and involved infill drilling at the Whitetail Ridge deposit in order to upgrade a significant portion of the resource from the Inferred Mineral Resource category to the Indicated Mineral Resource category. During this phase, 14 core holes were drilled for a total of 3,556 meters (11,697 feet). The second phase was designed to upgrade part of the high-grade resource at the Bull Hill deposit to the Measured Mineral Resource category, to develop a more detailed model of the REE grade distribution and to provide additional material for bulk metallurgical testing. It consisted of 21 core holes totaling 3,247 meters (10,650 feet) and six reverse circulation (“RC”) twin holes totaling 832 meters (2,730 feet). The RC twin holes were drilled using a center return hammer with the objective of minimizing hole erosion and obtaining assay data directly correlative to that from the adjacent core holes.

The 2014 program consisted of the excavation of a test trench along the southwestern flank of Bull Hill in August.  The main mineralized zone (Bull Hill Main) was exposed and exploited for the collection of geological information including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations. The program netted 907 tonnes (1,000 tons) of material that is stored for future metallurgical work. Bulk samples were taken from the material averaged 10.1% total rare earth oxides (“TREO”). Additional crosscut excavation provided 45 tonnes (50 tons) of material to determine physical upgrading potential of lower grades.

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

No drilling was performed in 2018 or 2017.

Bear Lodge REE Project

The Bear Lodge REE Project comprises several REE resource areas within the Bear Lodge Property. REE mineralization at the Bear Lodge Property occurs in the central lobe of the Bear Lodge Property alkaline-igneous complex. Most of the important identified REE deposits and occurrences within the Bear Lodge Property alkaline complex are contained within the Company’s block of unpatented lode mining claims. The REE deposits are located primarily in the vicinity of the Bull Hill deposit.

REE mineralized bodies occur as dikes, veins, and stockworks within the Bull Hill and Whitetail Ridge deposit areas of the Bear Lodge Property.  The mineralization includes a well-defined, near-surface, oxidized FMR zone; a near-surface, oxidized, but incompletely leached, carbonatite zone (oxide-carbonate zone); a transitional or mixed zone (oxide + sulfide); and a deeper sulfide-bearing carbonatite (a high-carbonate igneous rock) zone. The oxide-carbonate and transitional zones were referred to collectively as a “transitional zone” in some prior news releases and technical reports. The mineralized zones were subsequently sub-classified, based on key characteristics of those zones. The FMR dikes and veins contain no matrix carbonates or sulfides. The sulfides are completely oxidized to hydrous iron oxides, and the non-REE bearing carbonate minerals (calcite and strontianite) show near-complete leaching from the zone, which ranges from the surface to depths of about 90–150 meters. The oxide-carbonate zone generally occurs beneath the oxide zone but approaches the surface locally in select dikes. It is characterized by the near absence of sulfides, with the residual iron oxides formed during almost complete oxidation of the former sulfide minerals, and by variable amounts of relict matrix carbonates (calcite ± strontianite) and the REE mineral, ancylite (a hydrous Strontanite-REE carbonate).

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

The Technical Report is available under our profile at www.sedar.com. The Technical Report was authored by Peter S. Dahlberg P.E. (“Mr. Dahlberg”) of Roche in Sandy, Utah, and all sections of the Technical Report were prepared under his supervision. Mr. Dahlberg is an independent Qualified Person, as defined by NI 43-101.  Other Qualified Persons, as defined by NI 43-101, who participated in the preparation of the Technical Report are Jaye T. Pickarts,

P.E., former Chief Operating Officer of Rare Element, who confirmed that the NI 43-101 and Form 43-101F1 documents and Items 4, 5, 6, 19, and 20 of the Technical Report were prepared in compliance with the instrument and form; Alan C. Noble, P.E. (“Mr. Noble”) of Ore Reserves Engineering in Lakewood, Colorado, who contributed to the preparation of Chapters 7, 8, 9, 10, and 14 of the Technical Report; William L. Rose P.E. of WLR Consulting Inc. in Lakewood, Colorado, who contributed Item 15 and portions of Item 16 (subsections 16.1, 16.2, 16.3 and 16.4) of the Technical Report; and Jeffrey A. Jaacks C.P.G of Centennial, Colorado, who contributed Chapter 11 of the Technical Report, all under the supervision of Mr. Dahlberg, the primary author.

The PFS estimated initial capital costs of approximately $290,000 and life-of-mine capital costs (including sustaining capital) of approximately $453,000.

Permitting Progress

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project.  This process is essential to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the plan of operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013.  The USFS selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work.  The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative.  The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies.  On January 22, 2016, the Board of Directors directed the Company to continue to conserve cash due to the then difficult market conditions and suspend all permitting and licensing efforts, including the EIS process. The Company notified the USFS and cooperating agencies, the NRC and the state of Wyoming of its decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. Assuming permitting efforts resume within a reasonable time, the final EIS and draft Record of Decision, the decision document that establishes the acceptable operating conditions, would be expected within 18 to 30 months of the resumption of such permitting efforts. During 2018 the Company undertook to update the baseline environmental data for the Bear Lodge REE Project.

Mineral Resources Estimates

The Mineral Resources estimates contained in this Annual Report were included in the Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101: Pre-Feasibility Study Report on the Mineral Reserves and Resources and Development of the Bull Hill Mine” dated October 9, 2014 (the “Technical Report”) and developed by Ore Reserves Engineering and approved by the Company’s management team at that time.  This estimate was prepared based on pricing and other assumptions prevailing at the time of the estimate, as of October 9, 2014, and is now considered a historical estimate. A Qualified Person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves and the issuer is not treating the historical estimate as current mineral resources or mineral reserves. To upgrade this estimate to current conditions, the following are required: 1) Update the rare earth prices to long-range market conditions for the saleable product expected from the current process; 2) Update mining costs to reflect current mining conditions; 3) Update metallurgical parameters and costs for the current process that is under development; 4) Update mining limits for any environmental or property constraints that have changed since 2014; 5) Prepare economic pit limits to constrain the resource to that mineralization which has reasonable prospects for economic extraction. Ore Reserves Engineering has consented to the inclusion of the 2014 resource estimates as historical estimates, which speak only as of the date of the estimate and have not been updated since their original publication.

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

Historical Measured and Indicated Resource Estimate for the Bull Hill Mine (1) effective as of October 9, 2014 (2)
Cut-off Grade (3)	Bull Hill		Whitetail		Total
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)	Tonnes (in millions)	Average Grade (% TREO)
Measured	2.7	3.81	-	-	2.7	3.81
Indicated	9.7	3.09	3.9	2.49	13.6	2.93
Measured & Indicated	12.4	3.25	3.9	2.49	16.3	3.07
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits.

(2) From October 9, 2014 Technical Report.

(3) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of June 30, 2014.

(4) A Qualified Person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves and the issuer is not treating the historical estimate as current mineral resources or mineral reserves.

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

Historical Inferred Mineral Resources Estimate for the Bull Hill Mine (1) effective as of October 9, 2014 (2)
Cut-off Grade	Oxides >1.5
Resource Classification	Tonnes (in millions)	Average Grade (% TREO)
Inferred (3)	28.9	2.58

(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits. (2) From October 9, 2014 Technical Report.

(3) Cut-off grade of 1.5% was developed using estimated operating costs, forecast recoveries and internal assumed long-term REO prices as of June 30, 2014.

(4) A Qualified Person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves and the issuer is not treating the historical estimate as current mineral resources or mineral reserves.

High-Grade Mineral Resource

High-grade Mineral Resources, which are those resources above a cutoff grade of 3% TREO, are particularly important, since they are the focus of mining in the first nine years of production.  The high-grade Mineral Resource is summarized below. It occurs predominantly on the flank of Bull Hill, which contains 78% of the high-grade Measured and Indicated Mineral Resource.

Historical Summary of High-Grade Measured and Indicated Mineral Resource (1) effective as of October 9, 2014 (2)
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
(1) Bull Hill Mine includes both the Bull Hill and Whitetail Ridge deposits from NI-43-101 (2014).

(2) From October 9, 2014 Technical Report.

(3) Cut-off grade of 3.0%.

(4) A Qualified Person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves and the issuer is not treating the historical estimate as current mineral resources or mineral reserves.

Quality Assurance

This historical Mineral Resource estimate was completed in 2014 by Mr. Alan C. Noble, P.E., principal engineer of Ore Reserves Engineering, and is based on geological interpretations supplied by the Company to Ore Reserves Engineering and subsequently modified by Ore Reserves Engineering in 2014. Mr. Noble is an independent Qualified Person for the purposes of NI 43-101 and verified the data disclosed herein.

Rare Element’s field programs prior to 2014 were carried out under the supervision of Dr. James G. Clark, formerly the Company’s Vice President of Exploration. Dr. Clark is a very experienced geologist and previously was exploration supervisor for Hecla Mining Company during the late 1980s and early 1990s and was responsible for that company’s exploration of Bull Hill and the Bear Lodge district, and its initial discovery of the Bull Hill resource area.  In 2014, John T. Ray, the Company’s former Chief Geologist and a Qualified Person as a SME Registered Member, directed our exploration efforts. Mr. Ray was a consultant to Newmont Mining Company during its operations in the Bear Lodge REE Project area from 2004 to 2010. A detailed QA/QC program was implemented for the 2007 through 2013 drill programs. The QA/QC program was organized by Dr. Jeffrey Jaacks. Drs. Jaacks and Clark verified the sampling procedures and QA/QC data delivered to Ore Reserves Engineering. They share the opinion that the data are of good quality and suitable for use in the Mineral Resource estimate.

Metallurgy and Mineralization

The historical Mineral Resource size is sensitive to historical assumed cut-off grade and metallurgical operating costs.

A PUG plant, located within the Bear Lodge REE Project area, was designed to maximize concentration of the rare earth minerals and produce a mineral concentrate using a crushing, screening, and gravity separation process depending on the material type. The PUG process was designed to concentrate the rare earth-bearing fines and reduce the physical mass. There are areas of the historical mineable pit that contain variable amounts of weathered oxide material or oxide-carbonate Mineralized Material, and that contain variable grades of stockwork mineralization adjacent to the higher-grade material. Each of these material types was projected to have a different upgrade percentage and mass reduction in the PUG circuit. The historical mining plan anticipated exploitation of a distinct high-grade zone early in the Bear Lodge REE Project that was planned to allow for preferential mining in the initial years of the mine. Low and mid-grade material were to also be mined and stockpiled for future PUG processing.

Reclamation of mining-related facilities was planned to occur during mine operations, where applicable, and upon completion of mining and stockpiling of materials.  Other facilities, including the PUG plant, would be reclaimed as soon as the stockpiled materials are depleted.

The Company has conducted metallurgical test work primarily at SGS Lakefield Research Limited of Lakefield, Ontario, Canada, which is independent from the Company. That test work is now being validated by UIT as described in ‘Recent Corporate Developments” and Note 9 to the Company’s Consolidated Financial Statements for the year ended December 31, 2018.

A Qualified Person has not done sufficient work to verify the historical metallurgical testwork nor to verify the UIT test work.

Other Exploration Target Areas at the Bear Lodge REE Project

Discovery of high-grade REE mineralization at the East Taylor Target Area and the Carbon Target Area expanded the area of known REE mineralization outside of the Bull Hill and Whitetail Ridge deposits, and further delineate a “district” underlain by significant and potentially economic REE mineralization.  The data indicate that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest.  The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor Target Area is located west of the Bull Hill deposit.  Drill assay data from the East Taylor Target Area and the Carbon Target Area identify these areas as zones of HREE-enrichment relative to the Bull Hill deposit.  All are enriched in CREEs.  These two exploration target areas, along with the Whitetail Ridge deposit, are peripheral to the Bull Hill deposit.  They are characterized both by high TREO grades, and by some of the highest initial HREE grades of any known North American deposit. They are particularly enriched in Eu, Tb, Dy and Y.

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

On June 1, 2006, Paso Rico, a predecessor company to Rare Element Resources, Inc., and Newmont signed the Sundance gold-exploration venture agreement (the “Newmont Venture”) on the Company’s Bear Lodge Property. Newmont spent approximately $2.85 million in exploration by May 2010 and chose to terminate the Newmont Venture prior to earning any interest and returned the original claims to Paso Rico. In addition, Newmont transferred 327 unpatented lode mining claims held outside the Newmont Venture to the Company, and these claims are subject to a perpetual 0.5% production net smelter return (“NSR”) royalty on minerals except for rare earth minerals, which are excluded from any royalty obligation.  Newmont transferred its rights to an NSR royalty to Maverix Metals (Nevada) Inc. in June 2018.

In addition, and with respect to the Newmont Venture termination, the Company assumed all obligations of Newmont in a consulting agreement with Bronco Creek requiring the Company to pay as a finder’s fee, 3% of exploration expenditures made during each quarter until a cap of $500 has been paid. The claims covered by the Bronco Creek consulting agreement are also subject to a 0.25% NSR royalty with a cap of $3. The finder’s fee obligation is not yet achieved. There was no exploration work in 2017 or 2018. In 2011, we published an NI 43-101 report that contains a historical estimate of inferred mineral resources on the Sundance Gold Project. A Qualified Person has not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves and we are not treating the historical estimate as current mineral resources or mineral reserves.

NI 43-101 Technical Report

The Technical Report summarizes the historical status of the project and is available on SEDAR at www.sedar.com.

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

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration of 1977 under the Federal Mine Safety and Health Act of 1977. During the year ended December 31, 2018, the Company was not subject to any regulation by the Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares traded on the NYSE American under the ticker symbol “REE” from August 18, 2010 through February 26, 2016.  Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of March 19, 2019, we had 79,591,880 common shares issued and outstanding, held by approximately 43 shareholders of record.

DIVIDEND POLICY

We do not anticipate that we will declare any dividends in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board of Directors after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2018, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2018.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2018, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: our 10% Rolling Stock Option Plan (the “RSOP”) which was adopted by our shareholders on December 2, 2011.

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as at December 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,385,400	$0.24	4,573,788
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,385,400	$0.24	4,573,788

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is a U.S. Holder (as defined below).  This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the U.S.  In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be material to investors subject to special treatment under U.S. federal income tax law. For example, this discussion does not address all U.S. federal income tax aspects that may be material to U.S. Holders who own or have owned, directly or by the application of certain constructive ownership rules, 10% or more of the outstanding shares of the Company by either vote or by value, U.S. expatriates, insurance companies, tax-exempt entities, financial institutions, persons subject to the alternative minimum tax, or the base erosion minimum tax, regulated investment companies, securities broker-dealers or dealers, traders in securities who elect to apply a mark-to-market method of accounting, partnerships or other pass-through entities and investors in such an entity, persons holding our securities as part of a larger integrated transaction, persons who acquire our securities as compensation, persons who may be subject to the tax on global intangible low-taxed income, persons who may be eligible for a deduction for a portion of foreign-derived intangible income or global intangible low-tax income, and persons whose functional currency is not the U.S. dollar).  This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the U.S. and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions.  We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues.  The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested.  Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.

YOU SHOULD CONSULT YOUR OWN ADVISOR REGARDING THE U.S. FEDERAL INCOME TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR COMMON SHARES IN LIGHT OF YOUR PARTICULAR CIRCUMSTANCES.

Definition of a U.S. Holder

As used herein, the term “U.S. Holder” means a beneficial owner of our securities that is (a) an individual citizen or resident of the U.S. for U.S. federal income tax purposes; (b) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the U.S. or any state thereof or the District of Columbia; (c) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust, if (i) a court within the U.S. can exercise primary supervision over the administration of the trust and one or more U.S. persons are authorized to control all substantial decisions of the trust or (ii) a valid election is in effect under applicable Treasury Regulations to treat such trust as a U.S. person.

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

We believe that we were not a PFIC for the year ended December 31, 2018, but our PFIC status for such year may not be free from doubt. We may or may not be a PFIC for the year ending December 31, 2019, or in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2018, or that we will or will not be a PFIC for the year ending December 31, 2019, or any future year.  We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

Alternatively, a U.S. Holder of common shares may elect to recognize any gain or loss on its common shares on a mark-to-market basis at the end of each taxable year, so long as the common shares are regularly traded on a qualified exchange. The OTCQB Venture Marketplace, on which our common shares currently trade, is not a qualified exchange for this purpose.  Therefore, we do not believe that our common shares are regularly traded on a qualified exchange for PFIC purposes, and we provide no assurance that our common shares will be regularly traded on a qualified exchange for this or any subsequent year in which we may be a PFIC.

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

Each U.S. Holder that has a direct or indirect interest in our common shares for a year for which we were a PFIC, generally would be required to file an IRS Form 8621 (“Form 8621”), if, during such year, the U.S. Holder received distributions or recognized gain with respect to our common shares, or was deemed to receive an indirect distribution from a lower-tier PFIC or to recognize gain on an indirect disposition of lower-tier PFIC stock.  Form 8621 also is used to make certain elections with respect to PFICs, including a QEF election and a mark-to-market election.  Each U.S. Holder should consult its tax advisor regarding these and any other relevant information or other reporting requirements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report.  This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 29, 2019.  This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended as cost-conservation measures. Following the receipt of proceeds from the transaction with Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”) on October 2, 2017 (discussed in Note 6 of the unaudited Consolidated Financial Statements), the Company commenced an updated work plan to: (i) continue the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing, (ii) develop a work plan to progress engineering work to optimize our mine plan and corresponding processing development, and (iii) update and supplement environmental baseline data in anticipation of the  eventual resumption of permitting efforts. During the year ended December 31, 2018, the Company focused on Items (i) and (iii) above by entering into a formal engagement with a technical services vendor to continue technology review and advancement (see “Contractual Obligations” discussion below), by communicating with various agencies having jurisdiction over the Bear Lodge REE Project, and by supplementing our environmental baseline studies. The Company plans to continue its focus on further rare earth processing and separation testwork in a pilot plant through the first half of 2019.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Summary

Our consolidated net loss for the year ended December 31, 2018 was $1,764, or $0.02 per share, compared with our consolidated net loss of $853, or $0.01 per share, for the same period in 2017.  See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and Evaluation

Exploration and evaluation costs were $1,268 for the year ended December 31, 2018 compared with $138 for the same period in 2017. The increase from the prior period was the result of increased activities on the Bear Lodge REE Project as we have started activities at the Bear Lodge REE Project related to maintaining our environmental obligations, supplementing our environmental baseline studies and reviewing and advancing our technology under the UIT technology agreement (see Note 8 to the consolidated financial statements).

Corporate Administration

Corporate administration costs decreased to $1,066 for year ended December 31, 2018, compared with $1,183 for the same period in 2017, a decrease of $117 primarily due to lower professional fees.

Reclamation Obligation Revision

During the year ended December 31, 2017, we reduced our reclamation obligation by $225, based on a revision of our previous estimate. The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $132 as of December 31, 2018 and 2017. There was no reduction to our reclamation obligation for the year ended December 31, 2018.

Amortization of Intellectual Property Income

During the years ended December 31, 2018 and 2017, we amortized $257 and $64 of deferred intellectual property income.  We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As Synchron will obtain exclusive rights to the intellectual property if it exercises the option agreement, the value of the intellectual property rights agreement is considered deferred income.  We will amortize the deferred income using the straight-line method over a period of four years (the term of the option agreement).

Gain on Revaluation of Option Liability

Gain on the revaluation of the option liability was $285 and $209 for the years ended December 31, 2018 and 2017, respectively.  This gain is directly related to the valuation of the option agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As the option agreement is considered a derivative liability, we revalue the option liability at the end of each reporting period, until the option is exercised or expired.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $1,837 for the year ended December 31, 2018, as compared with $1,273 for the same period in 2017.  The increase in cash used of $564 from the prior period was primarily the result of increased spending on exploration and evaluation activities as discussed above.

Financing Activities

Net cash provided by financing activities was nil for the year ended December 31, 2018.  Net cash provided by financing activities for the year ended December 31, 2017 was $4,706 and was related to the transaction with Synchron discussed in “Financial Position, Liquidity and Capital Resources—Transaction with Synchron,” net of costs to complete the transaction.

Liquidity and Capital Resources

At December 31, 2018, our total current assets were $2,560, as compared with $4,401 at December 31, 2017, which is a decrease of $1,841. The decrease in total current assets is primarily due to a decrease in cash and cash equivalents due to funding our operations. Our working capital as at December 31, 2018 was $2,174, as compared with $4,349 at December 31, 2017.

Notwithstanding the transaction with Synchron in October 2017 (discussed in Note 6 of the unaudited Consolidated Financial Statements), we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction, raising substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of these financial statements.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Transaction with Synchron

On August 18, 2017, the Company and General Atomic Technologies Corporation, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomic Technologies Corporation or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an Option Agreement (the “Option Agreement”) and an intellectual property rights agreement (the “IP Rights Agreement”), all discussed below, for gross proceeds of $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”) completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company (the “Acquired

Shares”), which constituted approximately 33.5% of the issued and outstanding common shares of the Company, (ii) received gross proceeds of $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from the initial investment. Additionally, the parties executed an IP Rights Agreement, whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.

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

Pursuant to the IP Rights Agreement, Synchron, and its affiliates, were granted certain rights to the Company’s intellectual property relating to its patents-pending and related technical information.  Pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron, and its affiliates, were granted a perpetual non-exclusive license in the Company’s rare earth intellectual property which, upon exercise of the Option, will become exclusive to Synchron and its affiliates, subject to all rights in the intellectual property retained by the Company. The Company made certain representations and warranties as to the current status of its intellectual property at the time of the license grant. In addition, pursuant to and subject to the terms and conditions of the IP Rights Agreement, Synchron (i) will receive a royalty-free exclusive right to the Company’s rare earth intellectual property if the Option is exercised in full but (ii) will be required to pay a commercially reasonable royalty to the Company for its intellectual property if Synchron does not exercise the Option prior to its expiration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

On April 24, 2018, the Company executed an agreement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to validate the Company’s rare earth processing technology, as well as, progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained and the remaining members of the Board of Directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement was for an amount not to exceed $600 and the work concluded in early 2019. Since the execution of the UIT agreement, the Company has incurred approximately $603 in costs related thereto, of which $293 is included in Accounts payable and accrued liabilities at December 31, 2018.

On February 14, 2019, the Company and UIT executed a second technology test work agreement to further validate the Company’s rare earth processing technology at pilot plant scale. The Board of Directors of Rare Element approved the UIT pilot plant engagement on February 7, 2019. Consistent with the Board action in 2018 approving the first engagement of UIT, the two directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. The UIT pilot plant agreement is for an amount not to exceed $700.  The results of the UIT pilot plant test work are expected in the third quarter 2019.

CRITICAL ACCOUNTING POLICIES

Option Liability Valuation

We account for the option liability under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 825, “Financial Instruments.”  The fair value of the option liability is calculated using the Black-Scholes option valuation model. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Due to the variability in the number of common shares that may be issued upon exercise of the Option Agreement (discussed above), the Option Agreement is considered a derivative liability, as a result the Company will revalue the option liability at the end of each reporting period, until the Option is exercised or expired.  Any gains or losses from the revaluation are recorded to the income statement.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards granted to employees and directors. We account for stock-based compensation arrangements with non-employees in accordance with ASC 718 and ASC 505-15, “Equity,” which require that such equity instruments are recorded at their fair value on the grant date of such awards and marked to market at each reporting period until the grant vests.

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

Recent Accounting Pronouncements

Nonemployee Share-Based Payments

The FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07, supersedes the guidance for equity-based payments to non-employees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Effective as of July 1, 2018, the Company adopted the new guidance. The Company performed an assessment of the standard and the impact on the Company’s Consolidated Financial Statements and disclosures. Based on the Company’s analysis, adoption of the standard did not materially change the Company’s share-based compensation expense recognition and disclosures.

11

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of December 31, 2018.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Rare Element Resources Ltd.

Lakewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rare Element Resources Ltd. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses, and has inadequate liquidity to support future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

Plante & Moran, PLLC

Denver, Colorado

March 29, 2019

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors

Rare Element Resources Ltd.

Lakewood, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Rare Element Resources Ltd. (the “Company”) as of December 31, 2017, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

March 28, 2018

Denver, Colorado

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2018	2017
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 2,523	$ 4,360
Prepaid expenses and other	37	41
Total Current Assets	2,560	4,401

Equipment, net	61	88
Investment in land	600	600
Total Assets	$ 3,221	$ 5,089

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 386	$ 52
Total Current Liabilities	386	52

Reclamation obligation	132	132
Deferred intellectual property license income (Note 6)	706	963
Option liability (Note 6)	331	616
Repurchase option (Note 5)	600	600
Total Liabilities	2,155	2,363

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding December 31, 2018 and 2017 – 79,591,880	106,494	106,494
Additional paid in capital	23,763	23,659
Accumulated deficit	(129,191)	(127,427)
Total Shareholders’ Equity	1,066	2,726

Total Liabilities and Shareholders’ Equity	$ 3,221	$ 5,089

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Year Ended December 31,
	2018	2017
Operating income and (expenses):
Exploration and evaluation	$ (1,268)	$ (138)
Corporate administration	(1,066)	(1,183)
Depreciation	(14)	(18)
Reclamation obligation revision	–	225
Total operating expenses	(2,348)	(1,114)

Non-operating income:
Interest income	58	4
Recognized deferred income on the sale of intellectual property (Note 6)	257	64
Gain on revaluation of option liability (Note 6)	285	209
Other expense	(16)	(16)
Total non-operating income	584	261

Net loss	$ (1,764)	$ (853)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,591,880	59,513,113

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (1,764)	$ (853)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	14	18
Reclamation obligation	–	(225)
Gain on revaluation of option liability	(285)	(209)
Recognized deferred income on the sale of intellectual property	(257)	(64)
Stock-based compensation	104	33
	(2,175)	(1,300)
Changes in working capital:
Prepaid expenses and other	4	40
Accounts payable and accrued liabilities	334	(13)
Net cash and cash equivalents used in operating activities	(1,837)	(1,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net (Note 6)	–	4,706
Net cash and cash equivalents provided by financing activities	–	4,706

Increase/(decrease) in cash and cash equivalents	(1,837)	3,433
Cash and cash equivalents – beginning of the period	4,360	927
Cash and cash equivalents – end of the period	$ 2,523	$ 4,360

Supplemental disclosure with respect to cash flows – Note 9

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	52,941,880	$ 103,640	$ 23,626	$ (126,574)	$ 692

Common shares issuance, net	26,650,000	2,854	–	–	2,854
Stock-based compensation	–	–	33	–	33
Net loss	–	–	–	(853)	(853)
Balance, December 31, 2017	79,591,880	$ 106,494	$ 23,659	$ (127,427)	$ 2,726
Stock-based compensation	–	–	104	–	104
Net loss	–	–	–	(1,764)	(1,764)
Balance, December 31, 2018	79,591,880	$ 106,494	$ 23,763	$ (129,191)	$ 1,066

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

During the first quarter of 2016, the Company announced extensive cost-cutting measures and the placement of the Bear Lodge REE Project on care-and-maintenance to enable us to move the Bear Lodge REE Project forward when market conditions improve.  Following the receipt of proceeds from the transaction with Synchron on October 2, 2017 (discussed in Note 5), the Company commenced an updated work plan to (i) further confirm progress and enhance our proprietary technology for rare earth processing and separation, (ii) optimize our mine plan, and (iii) determine the timing for the formal resumption of permitting and licensing efforts. During the year ended December 31, 2018, the Company focused on Items (i) and (iii) above by entering into a formal engagement with a technical services vendor to continue technology review and advancement (discussed in Note 8), by communicating with various agencies having jurisdiction over the Bear Lodge REE Project, and by supplementing our environmental baseline studies. The Company plans to continue its focus on these two activities through the first half of 2019.

As a result of the Company’s current focus on the Bear Lodge REE Project and in light of ongoing volatile economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011. Further exploration will be required in order to define the extent of the gold occurrences.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Annual Report on Form 10-K.  The Company has incurred losses since inception and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of these financial statements.  Even with the transaction with Synchron, we do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

reclamation obligations, stock-based compensation, valuation of the option liability, valuation of deferred income and impairments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2018 and 2017, cash and cash equivalents consisted of $2,523 and $4,360, respectively, of funds held in bank accounts with financial institutions in both Canada and the United States.

Mineral Properties and Exploration and Evaluation Costs

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

Reclamation Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis; therefore, the portion of our reclamation obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by SEC Industry Guide 7, the timing of these reclamation activities is uncertain as the reclamation areas will only be utilized once the Project is operating.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation in connection with the Bear Lodge Property.

Reclamation obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies.

Changes in our reclamation obligations are summarized in the following table:

	Year ended December 31,
	2018	2017
Balance, beginning of period	$ 132	$ 357
Completed reclamation and bonding released	–	(225)
Balance, end of period	$ 132	$ 132

Common shares

Common shares issued for non-monetary consideration are recorded at fair market value based upon the trading price of our shares on the share issuance date.  Common shares issued for monetary consideration are recorded at the amount received, less issuance costs.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Depreciation

Depreciation is computed using the straight-line method.  We depreciate computer equipment, furniture and fixtures and geological equipment over a period of three years.  We depreciate vehicles over a period of five years.

Option Liability Valuation

We account for the option liability under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) 825, “Financial Instruments.”  The fair value of the option liability is calculated using the Black-Scholes option valuation model. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Due to the variability in the number of common shares that may be issued upon exercise of the Option Agreement (discussed above), the Option Agreement is considered a derivative liability, as a result the Company will revalue the option liability at the end of each reporting period, until the Option is exercised or expired.  Any gains or losses from the revaluation are recorded to the income statement.

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

Loss per Share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2018 and 2017, we had 3,385,400 and 6,908,324 of potentially dilutive securities, respectively related to outstanding stock options and warrants.  As of December 31, 2018, if Synchron exercised its option, this would result in approximately an additional 14,600,000 common shares, which equals approximately 15.49% of our common shares outstanding after issuance.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Fair Value of Financial Instruments

Our financial instruments may at times consist of cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable and accrued liabilities.  GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

—Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

—Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

—Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests.  The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy:

December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 2,523	$ –	$ –	$ 2,523
Option liability (Note 6)	$ –	$ –	$ 331	$ 331

December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 4,360	$ –	$ –	$ 4,360
Option liability (Note 6)	$ –	$ –	$ 616	$ 616

The Deferred intellectual property license income fair value at October 2, 2017 was $1,027 based on an independent third-party valuation.  This financial instrument is classified as a Level 3 within the fair value hierarchy and is non-recurring.

Recent Accounting Pronouncements

Nonemployee Share-Based Payments

The Financial Accounting Standards Board issued Accounting Standards Update No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07, supersedes the guidance for equity-based payments to non-employees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Effective as of July 1, 2018, the Company adopted the new guidance. The Company performed an assessment of the standard and the impact on the Company’s Consolidated Financial Statements and disclosures. Based on the Company’s analysis, adoption of the standard did not materially change the Company’s share-based compensation expense recognition and disclosures.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

4.  MINERAL PROPERTIES

The amounts shown represent acquisition costs, net of impairment charges, and do not necessarily represent present or future values as these are entirely dependent upon the economic recovery of future ore reserves.  Under U.S. GAAP, exploration and evaluation costs are expensed until it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves under SEC Industry Guide 7, based on results of feasibility studies. A summary of current property interests is as follows:

Bear Lodge Property, Wyoming, USA

The Company, through its indirectly held, wholly owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in 499 unpatented mining claims located on land administered by the USFS and a repurchase option (see Note 5 for discussion) on approximately 640 acres (257 hectares) of fee property, together which contain (1) the Bear Lodge REE Project that contains REE mineralization; and (2) the Sundance Gold Project that contains gold mineralization. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming.

5.  EQUIPMENT AND LAND

At December 31, 2018 and 2017, equipment consisted of the following:

	December 31, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1	$ 1	$ –	$ 61	$ 61	$ –
Furniture	13	13	–	13	13	–
Geological equipment	346	288	58	437	357	80
Vehicles	87	84	3	87	79	8
	$ 447	$ 386	$ 61	$ 598	$ 510	$ 88

Depreciation expense for the year ended December 31, 2018 and 2017 was $14 and $18, respectively.  We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired. During the year ended December 31, 2018, we impaired certain assets with a net book value of $13, resulting in an impairment charge of $13 as the assets were no longer in use.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

6.SHAREHOLDERS’ EQUITY

Transaction with Synchron

On August 18, 2017, the Company and General Atomic Technologies Corporation, executed a term sheet for the purchase of common shares of the Company and the grant of an option to purchase common shares, and intellectual property rights (the “Term Sheet”).  The Term Sheet provided that, upon the terms and subject to the conditions set forth in the Term Sheet, among other things, (i) General Atomic Technologies Corporation or one or more of its affiliates (“General Atomics”) would pay $500 in cash (the “Preliminary Payment”) to the Company within three business days of the execution of the Term Sheet; (ii) the Company and General Atomics would enter into an investment agreement (the “Investment Agreement”), an option agreement (the “Option Agreement”) and an intellectual property rights agreement (the “IP Rights Agreement), all discussed below, for gross proceeds of $4,752 in cash, less the Preliminary Payment, at the closing of the transaction.

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed the transaction in accordance with the following terms. Pursuant to an Investment Agreement the Company: (i) issued to Synchron 26,650,000 common shares of the Company (the “Acquired Shares”), which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash less the Preliminary Payment; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after the exercise for an aggregate exercise price of an additional $5,040. Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding. The Option is exercisable for a period up to four years from the initial investment. Additionally, the parties executed an IP Rights Agreement, whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The value of the common shares was determined using a Probability-Weighted Expected Return Method (“PWERM”) analysis, which included six different probability weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the pre-feasibility study completed in 2014 and trailing five-year average rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that may be issued upon exercise, the Option is considered a derivative liability. As a result, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.  The fair value of the Option liability as of December 31, 2018 and 2017 was $331 and $616, respectively.  The gain on the revaluation of the Option liability was $285 and $209 for the years ended December 31, 2018 and 2017, respectively. The Option was valued utilizing the Black-Scholes valuation model on both December 31, 2018 and 2017. The significant assumptions are as follows:

	December 31, 2018	December 31, 2017
Risk-free interest rate	2.46%	2.06%
Expected volatility	75%	75%
Expected dividend yield	Nil	Nil
Expected term in years	2.8	3.8
Estimated forfeiture rate	Nil	Nil
Estimated exercise price	$0.34	$0.34
Estimated enterprise value per common share	$0.00	$0.07

The decrease in estimated enterprise value is primarily due to a decrease in the five-year trailing average of the market price of rare earth elements, which is utilized for accounting purposes but not necessarily indicative of current or future trading values of the common shares of the Company. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates will obtain exclusive rights to the intellectual property if it exercises the Option, the value of the IP Rights Agreement is considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortize the deferred income using the straight-line method over the term of the Option Agreement as this is the period of the Company’s performance obligation related to the IP Rights Agreement.  During the years ended December 31 2018 and 2017, we amortized $257 and $64, respectively, of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based Compensation

We have options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (the “RSOP”).  The terms of the RSOP were approved by our shareholders at the annual meeting of shareholders on

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the grant date. There were no options granted during the year ended December 31, 2018. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the year ended December 31, 2017:

Risk-free interest rate	0.8 – 2.0%
Expected volatility	113 – 133%
Expected dividend yield	Nil
Expected term in years	5.0
Estimated forfeiture rate	Nil

The following table summarizes stock option activity for each of the years ended December 31, 2018 and 2017:

	For the years ended December 31,
	2018		2017
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	4,031,400	$0.44	3,694,900	$4.61
Granted	–	–	900,000	0.23
Cancelled/Expired	(646,000)	1.50	(563,500)	1.34
Outstanding, end of period	3,385,400	$0.24	4,031,400	$0.44

Exercisable, end of period	3,010,400	$0.24	3,281,400	$0.49

A summary of stock option activity as of December 31, 2018 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	750,000	$ 0.25
Vested	(375,000)
Non-vested at December 31, 2018	375,000	$ 0.25

The stock-based compensation cost recognized in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017 was $104 and $33, respectively. As of December 31, 2018, there was $33 of unrecognized compensation cost related to 375,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately one year. At December 31, 2018, the intrinsic value of outstanding and exercisable stock options was $15.

During February 2019, the Company granted 850,000 stock options to certain officers, directors and consultants affiliated with the Company.

Warrants

As of December 31, 2018 and 2017, the Company had nil and 2,876,924 warrants outstanding, respectively.  On April 29, 2018 2,876,924 warrants expired. Each outstanding warrant had an exercise price of $0.85 and was exercisable for one of the Company’s common shares and was issued to investors in connection with the registered direct offering of the Company that closed on April 29, 2015.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes activity for warrants for the years ended December 31, 2018 and 2017:

	For the year ended December 31,		For the year ended December 31, 2017
	2018
	Number of Options and Warrants	Weighted-Average Exercise Price	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding, beginning of period	2,876,924	$ 0.85	2,876,924	$ 0.85
Expired	2,876,224	0.85	–	–
Outstanding, end of period	–	$ –	2,876,924	$ 0.85

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

Our future tax assets and liabilities at December 31, 2018 and 2017 include the following components:

	As of December 31,	As of December 31,
	2018	2017
Deferred tax assets:
Non-current:
Accrued vacation and deferred revenue	$ 141	$ 6
Noncapital loss carryforwards, Canada	2,824	2,709
Capital loss carryforwards, Canada	7	7
Net operating loss carryforwards, U.S.	14,247	12,581
Mineral properties	4,563	5,763
Reclamation provision	28	28
Equipment	150	165
Share based compensation	75	624
Research and development	1,192	1,456
Deferred tax assets	23,227	23,339
Valuation allowance	(23,099)	(23,285)
Net	$ 128	$ 54

Deferred tax liabilities:
Non-Current:
Option liability	$ (128)	$ (54)
Deferred tax liabilities	$ (128)	$ (54)
Net deferred tax asset/(liability)	$ -	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2018	2017
Canada	$ 3,211	$ 3,171
United States	19,888	20,114
Total valuation allowance	$ 23,099	$ 23,285

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act” that, among other things, reduces the U.S. federal corporate income tax rate from 35% or 21% and implements a territorial tax system, but imposes an alternative base erosion and anti-abuse tax (“BEAT”), and an incremental tax on global intangible low tax foreign income (“GILTI”) effective January 1, 2018.  We have selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period we become subject to these rules.  There were no inclusions of either taxes during the year.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

The valuation allowance decreased $186 from the year ended December 31, 2017 to the year ended December 31, 2018.  There was a decrease in the net deferred tax assets, primarily net operating loss carryforwards (“NOL’s”).  The decrease in net deferred tax assets resulted primarily from amortization of capitalized exploration and research and development costs and decrease in net deferred tax asset for share based compensation resulting from expirations and cancellations.

At December 31, 2018, we had U.S. NOL carryforwards of approximately $67,845, which expire from 2019 to 2038.  As a result of the TCJA, US NOLs generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward.  This does not affect losses incurred in years ended in 2017 or earlier.   In addition, we had Canadian non-capital loss carryforwards of approximately C$11,415, which expire from 2019 to 2038.  As of December 31, 2018, there were Canadian capital loss carryforwards of C$59.  A full valuation allowance has been recorded against the tax effected US and Canadian loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. NOL carryforwards. No Section 382 study has been completed; therefore, the actual usage of U.S. NOL carryforwards has not been determined.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the years ended December 31,
	2018	2017
Canada	$ (80)	$ 80
United States	(1,684)	(933)
	$ (1,764)	$ (853)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,
	2018	2017
Net income (loss)	$ (1,764)	$ (853)
Statutory tax rate	26.00%	26.00%
Tax expense (recovery) at statutory rate	(459)	(222)

Foreign tax rates	–	(65)
Change in tax rates	(61)	12,414
Share issuance costs amortization	(23)	(24)
Stock-based compensation	708	25
Recognition of excess tax benefits	–	(140)
Expired net operating loss carryovers	30	–
Prior year true-up	(10)	–
Change in valuation allowance	(185)	(11,988)
Income tax expense (recovery)	$ -	$ -

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Contract Commitment – Related Party

On April 24, 2018, the Company executed an agreement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to validate the Company’s rare earth processing technology, as well as, progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained and the remaining members of the Board of Directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement was for an amount not to exceed $600 and the work was concluded in early 2019. Since the execution of the UIT agreement, the Company has incurred approximately $603 in costs related thereto, of which $293 is included in Accounts Payable and accrued liabilities at December 31, 2018.

See Note 11 for discussion regarding an agreement entered into with UIT during February 2019.

9.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the years ended December 31, 2018 or 2017.

10.  SEGMENT INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

11.RECLAMATION OBLIGATION REVISION

During the year ended December 31, 2017, we reduced our reclamation obligation by $225, based on a revision of our previous estimate. The Wyoming Department of Environmental Quality concurred that the completed reclamation work was in compliance with its standards and the estimated amount for the remainder of the reclamation activities was $132 as of December 31, 2018 and 2017. There was no reduction to our reclamation obligation for the year ended December 31, 2018.

12.  SUBSEQUENT EVENT

On February 14, 2019, the Company and UIT executed a second technology test work agreement to further validate the Company’s rare earth processing technology at pilot plant scale. The Board of Directors of Rare Element approved the UIT pilot plant engagement on February 7, 2019. Consistent with the Board action in 2018 approving the first engagement of UIT, the two directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. The UIT pilot plant agreement is for an amount not to exceed $700.  The results of the UIT pilot plant test work are expected in the third quarter 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2018.  Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

—pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

—provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (the “Board of Directors or “Board”) currently consists of seven members.  The following table sets out the names and ages of our directors; their provinces or states and country of residence; the offices they hold within the Company, if any; their occupations; and the dates since which they have served as directors of the Company:

Name, Age, Province or State and Country of Residence and Current Positions, if any, held in the Company	Dates of Service as a Director of the Company
RANDALL J. SCOTT, 67 Colorado, USA Director President and Chief Executive Officer, Rare Element Resources	Since February 3, 2012
GERALD W. GRANDEY, 72 (1)(2) Saskatchewan, Canada Director Former Chief Executive Officer, Cameco Corporation	Since August 2, 2013
F. STEVEN MOONEY, 84 (3) Colorado, USA Former Director Former Chairman and Chief Executive Officer, Thompson Creek Metals Company	October 17, 2013 to November 16, 2017 and since May 24, 3018
PAUL J. SCHLAUCH, 76 (3) Colorado, USA Director Retired Partner, Holland & Hart LLP	Since July 5, 2011
LOWELL A. SHONK, 69 (1) Arizona, USA Director Board Secretary/Audit Committee Chair, Cupric Canyon Capital LP/LLC	Since April 23, 2013
DAVID I. ROBERTS, 81 (3) California, USA Director President and CEO, General Atomics Uranium Resources LLC	Since November 17, 2017
KENNETH J. MUSHINSKI, 56 (1) California, USA Director President, Synchron	Since November 17, 2017

(1)Current member of the Company’s Audit Committee, of which Lowell A. Shonk is the chair.

(2)Gerald W. Grandey was elected Chairman of the Board on June 10, 2015.

(3)Current member of the Nominating Corporate Governance and Compensation Committee, of which Paul J. Schlauch is the chair.

The following are brief biographies of the Company’s directors and director nominees for election to the Board:

Randall J. Scott currently serves as President and Chief Executive Officer of the Company.  Mr. Scott is a metallurgical engineer with over 35 years of experience in the mining industry.  His experience includes leading performance teams in operations, administration, project development, program management, business development and major improvement initiatives.  Mr. Scott was appointed as a director of the Company in February 2012 and as President and Chief Executive Officer in December 2011.  Mr. Scott previously worked for Thompson Creek Metals Company Inc. as Vice President, Corporate Responsibility and Strategy from May 2011 to November 2011, as Director, Strategic Management from August 2010 to May 2011 and as Project Sponsor, Enterprise Resource Planning Implementation from January 2010 to August 2010.  Prior to that, he served as Vice President of Metals Norwest Corporation during January 2010.  From 2002 until 2009, he served as the Principal Real Estate Agent and Team Leader for Scott Home and Land Real Estate Team.  Mr. Scott held senior management positions with Cyprus Amax Coal Company and RAG American Coal Company from 1995 to 2001, and prior to that Mr. Scott held senior management positions with Cyprus Metals Company from 1989 until 1995.  Mr. Scott received his Bachelor of Science degree in metallurgical engineering from the Colorado School of Mines and his Masters of Business Administration from the University of Arizona.  Mr. Scott’s background in metallurgical engineering at operating mines and extensive, high-level executive experience with producing mining companies are valuable assets to the Board.  His understanding of mining operations, including production elements, key operating metrics, corporate responsibility and safety, presents a unique contribution to the Board.

Gerald W. Grandey has over 40 years of executive leadership in the mining industry.  He is the former Chief Executive Officer of Canadian-based Cameco Corporation, one of the world’s largest uranium producers, accounting for 20% of global production.  In 2010, Harvard Business Review recognized Mr. Grandey as being one of the Top 100 CEOs in the world because of the value created for shareholders during his tenure at Cameco.  After 18 years with Cameco, he retired as Chief Executive Officer and as a director in 2011.  Previously, he held senior executive positions with Concord Services and Energy Fuels Nuclear.  Mr. Grandey was recognized in 2014 for leadership in the nuclear industry with the U.S. Nuclear Energy Institutes’ William S. Lee Award; inducted into the Canadian Mining Hall of Fame in 2013; awarded the Canadian Nuclear Association’s Ian McRae Award in 2012 for his work in advancing nuclear energy in Canada; and was nominated for the 2011 Oslo Business for Peace Award in recognition of his efforts to facilitate nuclear disarmament.  He is on the Board of Governors of the Colorado School of Mines Foundation and on the Dean’s Advisory Council of the University of Saskatchewan’s Edwards School of Business and is Chairman Emeritus for the London-based World Nuclear Association.  Since January 2018, Mr. Grandey has served on the board of directors of Nutrien Ltd.  Mr. Grandey is a former board member of Potash Corporation of Saskatchewan (2011–2017), Cameco Corporation (1999–2011), Centerra Gold Inc. (2004–2010), Inmet Mining Corporation (2012–2013), Sandspring Resources Ltd. (2010–2015) and Canadian Oil Sands Limited (2011–2016).  He has a degree in geophysical engineering from the Colorado School of Mines and a law degree from Northwestern University.

Mr. Grandey has extensive, high-level executive leadership experience in the mining industry, as well as experience and education in geophysical engineering.  He brings to the Board key leadership, technical and related market expertise.

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

Mr. Mooney has extensive entrepreneurial experience as a founder of a mining company, including holding the top executive office and chairman position, as well as technical education and experience in geological engineering.  He brings to the Board key leadership vision and technical and related market expertise, including prior service on the Board (October 2013 to November 2017).

Kenneth J. Mushinski currently serves as President of Synchron (since September 2017); Vice President, Corporate Planning and Acquisitions of General Atomics Technologies Corporation (since February 2014); President of Cotter Corporation N.S.L. (since October 2011); President of Quasar Resources Pty Ltd (since November 2014); and Vice President, Sales and Marketing of Nuclear Fuels Corporation (since June 2006).  Prior to these current positions, Mr. Mushinski served as the Engineering Manager for General Atomics Electronics Systems (2002–2006); Lead Mechanical Engineer for Electronic Systems, Inc. (1995–2002) and Senior Reactor Operator at General Atomics (1989–2012).

Mr. Mushinski serves on the boards and management committees of several affiliated General Atomics entities.  He further serves on the management committee for the Honeywell/General Atomics ConverDyn partnership.  Mr. Mushinski received a B.S. in Mechanical Engineering from San Diego State University, graduating Summa Cum Laude.

Due to his extensive background in corporate development, sales, and marketing, Mr. Mushinski is uniquely positioned to assist the Board in identifying strategic partners and customers for the Company’s products.  He additionally contributes his vast experience in corporate asset management, including finance, tax, contracting and legal.  Mr. Mushinski’s experience in the uranium industry, including specifically uranium mining in the state of Wyoming, provides the Company with valued insights on permitting and operations plans in the region

David I. Roberts is the President and Chief Executive Officer of General Atomics Uranium Resources LLC which owns the stock of several General Atomics affiliated uranium companies (since August 2007). These affiliates include Rio Grande Resources Corporation and Nuclear Fuels Corporation, which have uranium properties in the United States and market uranium worldwide; Baywood Holdings Inc., which owns the Australian uranium mining and exploration companies Heathgate Resources Pty Ltd and Quasar Resources Pty Ltd; and General Atomics Energy Services, Inc., which is a partner in ConverDyn – the exclusive marketer of the services of the uranium conversion facility in Metropolis, Illinois.  Mr. Roberts is a Director of Synchron, an affiliate of General Atomics. His previous positions at General Atomics include 19 years as Senior Vice President of the Advanced Technologies Group of General Atomics (June 1988–August 2007), where he was responsible for divisions involved in the development and application of advanced technologies for defense, energy and transport applications. Previously he held staff positions performing research and development in support of advanced nuclear reactor programs (June 1968–June 1988). Prior to joining General Atomics, Mr. Roberts was associated with the General Electric Company (May 1967–May 1968), where he was involved in development and manufacture of military re-entry vehicles, and with Rolls Royce and Associates (U.K.) supporting design and construction of nuclear submarine reactors for the Royal Navy. Mr. Roberts was educated at London University and received an MIM (Materials Engineering) in 1960. He is a registered professional engineer in California, a chartered engineer (U.K.), and a member of numerous professional associations.

Mr. Roberts’ extensive, high-level executive engineering and mining experience as well as business acumen are valuable to the Board. His background and understanding of government and commercial contracting and services brings a unique perspective to the Board. His technical expertise in both rare earths and the related uranium industry in the United States and throughout the world is an asset to the Board.

Paul J. Schlauch has more than 40 years of experience in legal issues relating to the mining industry.  He was a practicing attorney at Holland & Hart LLP from February 1995 until his retirement as a Partner in December 2009 and as Of Counsel in July 2011.  His former practice included providing legal counsel on diverse mining issues, including operational and regulatory matters, litigation, arbitration, structuring and negotiation of mining related transactions, and many other legal activities associated with mining and exploration and development activities.  After retiring from Holland & Hart, Mr. Schlauch continued to provide legal consulting for the Company until July 2012.  Mr. Schlauch has worked extensively on public land legal issues as they relate to location, maintenance and patenting of mining and mill site claims, land exchanges, acquisition of various property use rights and the resolution of claim conflicts.  From 2000 to 2010, he served as an Adjunct Professor of Law at the University of Denver School of Law, where he taught courses on international mineral law and policy.  Mr. Schlauch has been active in natural resource industry professional organizations and is the past President of the Rocky Mountain Mineral Law Foundation, as well as the past President of the International Mining Professionals Society.  Mr. Schlauch graduated cum laude with an A.B. in chemistry from Colgate University in 1963 and completed a law degree in 1966 at the University of Virginia.  He also holds an appointment as an Honorary Lecturer and Course Director on the Faculty of the Centre for Energy, Petroleum and Minerals Law and Policy at the University of Dundee, Scotland.  Since 2013, Mr. Schlauch has been employed by the U.S. Department of Commerce as an expert consultant on the development of sustainable mining industries in Afghanistan and Kosovo.

Mr. Schlauch has specialized knowledge on mining law in the United States and mineral law and policy generally.  Mr. Schlauch’s experience in the legal community with a practice focused on counseling mining companies regarding a wide array of mineral law issues brings unique knowledge to the Board that is valuable to the Board’s oversight of its current Bear Lodge property and execution of its business plan.

Lowell A. Shonk has more than 39 years of experience in the copper, molybdenum, gold, coal, iron ore, industrial minerals and lithium extractive and processing industries, holding positions as a financial executive at operational, divisional and corporate levels.  Mr. Shonk is one of the founding partners and currently serves as the Board Secretary and Audit Committee Chairman of Cupric Canyon Capital LLC (“Cupric”), a private equity company in partnership with Global Natural Resource Investments (formerly a unit of Barclays Bank PLC) focused on investing in early-stage copper projects worldwide.  He served as Cupric’s Chief Executive Officer from February 2012 to March 2013 and as its Chief Financial Officer from January 2010 to February 2012.  Cupric’s wholly owned affiliate, Khoemacau Copper Mining (Pty) Ltd, holds a construction stage large high-grade copper–silver project in Botswana. Prior to his current positions, Mr. Shonk served as Vice President of Financial and Operational Analysis at Phelps Dodge Corporation and Freeport-McMoRan Copper & Gold Inc. from 1999 through 2009.  Mr. Shonk also served as Controller and/or Chief Financial Officer at various divisions of Cyprus Amax Mineral Company and its predecessor mining companies beginning in 1979.  Mr. Shonk is the former chairman of the audit committee of the Society of Mining, Metallurgy and Exploration (2010-2016).  From 2001 to 2009, he served on the board of directors and as chairman of the audit committee of Apache Nitrogen Products Inc.  He obtained his undergraduate degree in Economics from Indiana University, a master’s degree in Mineral Economics from Colorado School of Mines and an MBA from the University of Colorado – Denver with an emphasis in Finance and Accounting.

Mr. Shonk has extensive, high-level executive mining experience, specifically in the financial, strategic and valuation areas.  His specialized financial background brings to the Board experience with financial and accounting statements, audit oversight and internal controls.  He further brings to the Board a background in mining mergers and acquisitions and business combinations.

Executive Officers

Information regarding our executive officer as of March 19, 2019 is set forth in the table below.  All executive officers are appointed by and serve at the pleasure of the Board of Directors.  The following table sets out the name and age of the Company’s current executive officer, his state and country of residence, the offices he holds within the Company, and the dates since which he has served as an officer of the Company:

Name, Age, Province or State and Country of Residence and Positions, current and former, if any, held in the Company	Served as officer since
RANDALL J. SCOTT, 67 Colorado, USA Director, President and Chief Executive Officer	December 15, 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership of our equity securities on Form 3 and reports of changes in ownership on Form 4 or Form 5, as appropriate.  Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based solely on a review of such forms furnished to the Company, we believe that for the fiscal year ended December 31, 2018 all required reports were filed on a timely basis under Section 16(a).

Code of Business Conduct and Ethics

We are committed to maintaining high standards for honest and ethical conduct in all of our business dealings complying with applicable laws, rules and regulation.  In furtherance of this commitment, our Board of Directors adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees (the “Code of Conduct”) to encourage and promote a culture of ethical business conduct.  It also promotes ethical business conduct through the nomination of Board members it considers ethical, through avoiding and minimizing conflicts of interest and by having a majority of its Board members independent of corporate matters.

A copy of the Code of Conduct may be found on our website at www.rareelementresources.com.  We will post any amendments to the Code of Conduct, or waivers of any provisions thereof, to our corporate website.

Nomination Process and Qualifications for Director Nominees

Under the Business Corporations Act (British Columbia) (“BCA”), the statute under which the Company is incorporated, shareholder proposals, including director nominees, must be received at the registered office of the Company at least three months before the anniversary of the previous year’s annual general meeting of shareholders.  Under Rule 14a-8(e) of Regulation 14A to the Exchange Act, subject to certain exceptions, shareholder proposals must be received at the Company’s principal executive offices not less than 120 calendar days before the one-year anniversary of the Company’s release to shareholders of its management information and proxy circular in connection with the previous year’s annual general meeting.  Because the shareholder proposal deadline under the BCA is more stringent for the Company and more favourable for shareholders, the Company will abide by it.

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

Qualifications for Director Nominees

The Board, through its Nominating, Corporate Governance and Compensation (“NCG&C”) Committee, considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of views and experience.  The NCG&C Committee is composed entirely of independent directors.

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

The NCG&C Committee reviews and makes recommendations regarding the composition and size of the Board in order to ensure that the Board has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds.  Board membership criteria include items relating to ethics, integrity and values, sound business judgment, professional experience, industry knowledge, and diversity, including gender diversity, all in the context of an assessment of the perceived needs of the Board at that point in time.  The Board, as a whole, should possess a variety of skills, occupational and personal backgrounds, experiences and perspectives necessary to oversee the Company’s business.  In addition, Board members generally should have relevant technical skills or financial acumen that demonstrates an understanding of the financial and operational aspects of a rare earth and gold mining exploration and development company.

In evaluating director candidates and considering incumbent directors for re-nomination, the Board and the NCG&C Committee have not formulated any specific minimum qualifications, but, rather, consider a variety of factors.  These include each nominee’s independence, financial acumen, personal accomplishments, career specialization, and experience in light of the needs of the Company.  For incumbent directors, the factors also include past performance on the Board. The Board determines the Chairman among the Company’s directors following the election of directors at the annual meeting of shareholders.

Board Committees

The Company’s Board has two standing committees: (i) the Audit Committee and (ii) the NCG&C Committee.

Audit Committee

The Company has a separately designated, standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Under Canadian securities laws, the Company is required to have an audit committee comprised of not less than three directors. Each member of the Audit Committee must be independent within the meaning of Rule 10A-3 of the Exchange Act and not an employee, officer or affiliate of the Company.  The Company’s current Audit Committee consists of Lowell A. Shonk (Chair), Gerald W. Grandey, and Kenneth J. Mushinkski. The Audit Committee’s functions are to oversee the accounting and financial reporting process and the audit of the annual financial statements of the Company.

The Company’s Audit Committee, under the guidance of the charter of the audit committee (the “Audit Committee Charter”) approved by the Board, assists the Board in fulfilling its oversight responsibilities by reviewing (i) the financial statements, reports and other information provided to shareholders, regulators and others; (ii) the independent auditor’s qualifications, independence and performance; (iii) the internal controls that management and the Board of Directors have established; (iv) the audit, accounting and financial reporting processes generally; and (v) the Company’s compliance with legal and regulatory requirements.  The text of the Audit Committee’s charter is available on the Company’s website at www.rareelementresources.com.

The Company’s Board has determined that all of the members of the Company’s Audit Committee are independent within the meaning of Rule 10A-3 of the Exchange Act and National Instrument 52-110 – Audit Committees (“NI 52-110”).  In addition, the Company’s Board has determined that Lowell A. Shonk, Chair of the Audit Committee, satisfies the requirement of an “audit committee financial expert,” as defined under Item 407 of the Regulation S-K, and Messrs. Shonk, Grandey and Mushinski each are “financially literate” within the meaning thereof set forth in NI 52-110.

Nominating, Corporate Governance and Compensation Committee

The NCG&C Committee is governed by a charter which sets forth the NCG&C Committee functions, which are, among other things, to establish procedures for the director nomination process and recommend nominees for election to the Board; to develop and periodically review the effectiveness of the Board’s corporate governance guidelines; and to determine and recommend to the independent members of the Board the base salaries and annual incentive awards, including cash and equity-based incentive awards for the Chief Executive Officer, and in consultation with the Chief Executive Officer, for other senior officers, on an annual basis. The Company’s current NCG&C Committee consists of Paul Schlauch (Chair), F. Steven Mooney, and David Roberts.

Additional information regarding the above committees, and their charters, is on the Company’s website at www.rareelementresources.com.

Nominating, Corporate Governance and Compensation Committee Interlocks and Insider Participation

None of the members of the NCG&C Committee are a current executive officer or employee of the Company or any of its subsidiaries or affiliates.  No executive officer of the Company is or has been a director or a member of the compensation committee of another entity having an executive officer who is or has been a director or a member of the NCG&C Committee of the Board of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as Chief Executive Officer of the Company during the fiscal year ended December 31, 2018, (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the Chief Executive Officer, at the end of the fiscal year ended December 31, 2018; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2018, the Company had one NEO: Mr. Scott, President and Chief Executive Officer (“CEO”) of the Company.

Compensation Discussion and Analysis

Executive Compensation Program Objectives

The compensation of the Company’s NEO is determined by the Company’s Board, with consideration given to the recommendations of the NCG&C Committee.  The Company’s compensation program is designed to provide competitive levels of compensation, a significant portion of which is dependent upon individual and corporate performance and contribution to increasing shareholder value. The Board recognizes the need to provide a total compensation package that will attract and retain qualified and experienced executives as well as align the compensation level of each executive to that executive’s level of responsibility and to the best interests of the Company and its shareholders.  In general, an NEO’s compensation is comprised of three components: (i) cash compensation, consisting of base salary, wages or consulting payments; (ii) stock option grants; and (iii) a discretionary incentive bonus.

The NCG&C Committee selected these three components due to standards in the Company’s industry, the desire to maintain an effective but straightforward compensation program, and the need to reward executives for past performance while still providing incentive for future performance.  The NCG&C Committee believed that salary and stock options were sufficient to remain competitive with peers and provide incentive for future performance without adding the burden of administering complex compensation structures in a small, growing company.  In addition, the equity-based compensation aligns the NEO’s interests with those of our shareholders. The potential for a limited discretionary incentive bonus permits the Company to reward exemplary past performance, while conserving the Company’s cash for project needs.  The objectives and reasons for this system of compensation are generally to allow the Company to remain competitive among its peers in attracting and retaining experienced personnel, while conserving the cash of the Company.

Determining Executive Compensation

Executive officers’ compensation is established through review and comparison of compensation paid to executives at similar companies as established through a determined peer group as well as consideration of other market factors and performance criteria at the corporate and individual performance level.  Compensation levels are typically negotiated with the candidate for a position prior to his or her final selection as an executive officer.  Cash compensation levels, comprised of base salary and discretionary incentive bonus, for executive officers are reviewed annually and adjusted to reflect external factors, such as inflation, as well as overall corporate performance and the results of internal performance reviews.

Role of Executive Officers in Determining Compensation

The NCG&C Committee reviews and recommends compensation policies and programs to the Board, as well as individual salary and benefit levels for its executives.  The NCG&C Committee, with the periodic independent input of its compensation consultant if engaged, reviews, approves and makes a recommendation to the Board regarding the executive officer compensation.

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

Competitive Market Assessments and Other Factors

The NCG&C Committee may retain the services of a compensation consultant to obtain industry comparables, through the peer group analysis, or an industry compensation survey.  This information assists the NCG&C Committee in its consideration of a variety of factors when determining both compensation policies and programs and individual compensation levels.  These factors include the long-range interests of the Company and its shareholders, overall technical, professional and experience needs of the Company, the competitive requirements to attract and hold key employees, and the NCG&C Committee’s assessment of the position requirements for each executive’s role in the Company.  The NCG&C Committee does not weigh any of these factors more heavily than others and does not use any formula to assess these factors, but rather considers each factor in its judgment and at its discretion. Superior performance is recognized through the Company’s incentive bonus policy, when appropriate.

Compensation Components

Base Salary

The NCG&C Committee reviews and approves the base salaries for the NEOs and reviews them annually. The President and CEO’s base salary is recommended by the NCG&C Committee and approved by the independent members of the Board.  The CEO is paid a salary that is lower than the comparative salary levels for a person of his experience and capabilities because the Company expects that stock options should constitute a significant part of the CEO’s total compensation. As of March 31, 2016, the Company no longer employs any executives other than the President and CEO as a result of cost conservation initiatives.  Further, for all of 2016 and part of 2017, the President and CEO’s base salary effectively reduced potential severance benefits under Mr. Scott’s prior Employment and Severance Compensation Agreements. Please see the section entitled “Employment Agreements” for additional details about the Company’s severance compensation agreement benefit reduction which began in 2016.

The base salary for the NEO for fiscal year 2018 is set forth below. Mr. Scott’s salary was adjusted in 2017 to $165,000, down from his 2016 base salary of $198,000, while the Company sought additional working capital. Mr. Scott’s salary was $210,000 in 2018.

Named Executive Officer	2018 Base Salary	2017 Base Salary	Percentage Change
Randall J. Scott	210,000	165,000	27%

Option-Based Awards

Stock option grants are designed to reward executive officers for the success of the Company on a similar basis as the shareholders of the Company.

Stock option grants are made on the basis of the number of stock options currently held by the executive, position, overall individual performance, anticipated contribution to the Company’s future success and the individual’s ability to influence corporate and business performance.  The purpose of granting such stock options is to assist the Company in compensating, attracting, retaining and motivating the officers, directors and employees of the Company and to closely align the personal interest of such persons to the interests of the shareholders.  The exercise price of the stock options granted is determined by the market price of our common shares at the time of grant.

There were no options granted during the year ended December 31, 2018. During February 2019, the Company granted 850,000 stock options to its officer, certain directors and a consultant.

Incentive Bonus Program

The Company’s incentive bonus policy generally allows executive officers and management personnel to be considered for a discretionary incentive bonus payment, provided the executive officer or manager was employed by the Company at the end of the fiscal year in which the bonus is earned. Bonus amounts are not based on a percentage of an executive’s base salary and have typically been rather modest and limited, often historically ranging between 10% and 25% of base salary.

In considering executive incentive bonus compensation, the NCG&C Committee typically makes the determination on the basis of the following three primary factors: (1) past stock-based compensation performance; (2) achievement of overall corporate goals, which are established at the start of each year; and (3) individual performance.

The NCG&C Committee has not historically set specific corporate goals or individual performance goals. Instead, the NCG&C Committee has evaluated the progress of the Company in relation to the implementation of the Company’s overall strategic plan and plan of operations for the fiscal year and considers the individual NEO’s role in implementing these plans.  Bonuses have been awarded by the Board based on the NCG&C Committee’s discretionary judgment and recommendation as to whether the performance of the NEO has been to a level to warrant an incentive bonus.  The amount of the bonus has been based entirely on the NCG&C Committee’s and the Board’s judgment of the contributions of the NEO.

The NCG&C Committee considered but did not grant any cash incentive bonus for the NEO for 2018 given market conditions and the Company’s cash position.

In December 2017, the Board established specific corporate and individual performance goals for the CEO for 2018.  These goals were utilized for further compensation evaluations, including incentive bonus awards. The 2018 corporate goals included the following: achieve zero lost time accidents and maintain a “safety first” culture; achieve zero environmental incidents and non-compliance orders; meet the 2018 Board-approved budgetary goals, develop rare earth separation protocol and progress engagement of a contracted party to perform separation pilot plant testing; and maintain a dialogue with project stakeholders, among other business objectives.

Perquisites and Other Personal Benefits

The primary benefits for the Company’s executives have historically included participation in the Company’s broad-based plans: the 401(k) plan (which has previously included matching Company contributions); health, dental and vision coverage; life insurance; paid time-off; and paid holidays. The Company terminated its health, dental and vision plan, as well as its 401(k) plan in the first quarter of 2016 as one of its cost-conservation measures and no such benefit plans were in place in 2017 or 2018.  The Company’s NEO is not entitled to significant perquisites or other personal benefits.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEO during the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Randall J. Scott	2018	$210,000	$–	$–	$–	$210,000
President and Chief Executive Officer	2017	$165,000	$30,000	$50,348	$–	$245,348

(1)The grant date fair value of option-based awards is determined by the Black-Scholes Option Pricing Model with certain assumptions for the risk-free interest rate, dividend yields, volatility factors of the expected market price of the Company’s common shares and expected life of the options.

Narrative Discussion of Compensation and Plan-Based Awards

Employment Agreements

The Company has historically maintained employment agreements with its executive officers, including Mr. Scott.  The material terms of prior employment agreements have included (a) employment for an indefinite term unless employment is terminated as provided in the agreement; (b) severance arrangements, including upon a change in control; (c) a base salary; and (d) participation in the stock option plans of the Company (as described below), the incentive bonus, and in such of the Company’s benefit plans as are from time to time available to executive officers of the Company.  See section entitled “Base Salary” above for current base salary information.

Mr. Scott has had an employment agreement with the Company since April 2013.  From that date until late 2017 there were multiple amendments to Mr. Scott’s 2013 employment agreement, including reduction in base salary, and reduced severance amounts under the prior employment agreement.  In December 2017, the NCG&C Committee recommended to the Board that Rare Element Resources, Inc. enter into a revised employment agreement with Mr. Scott to replace his prior employment and severance compensation agreements, as amended.  On February 22, 2018, effective as of January 1, 2018, Rare Element Resources, Inc. and Mr. Scott entered into a new employment agreement (the “Employment Agreement”).  Pursuant to the terms of the Employment Agreement, (i) Mr. Scott’s initial annual base is US$210,000, effective as of January 1, 2018; (ii) Mr. Scott will be eligible to receive an annual performance bonus and such long-term incentive awards as may be determined by the Board; and (iii) Mr. Scott will be eligible to participate in the employee benefit programs, if offered, by the Company.

Additionally, Mr. Scott is entitled to separation benefits in the event that his employment is terminated by the Company without “cause” or by Mr. Scott for “good reason” (in each case, as defined in the Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material geographic relocation, or a material breach of the Employment Agreement by the Company, in each case which the Company has failed to cure. The severance payment to be received by Mr. Scott upon termination under the circumstances described above will be equal to one year of Mr. Scott’s base salary in effect on the date of termination and paid to Mr. Scott in a lump sum 60 days after the date of such termination.  In addition, Mr. Scott’s equity incentive awards will vest automatically upon such termination.

Equity Plans

As of December 31, 2018, there were 3,385,400 stock options outstanding, representing approximately 5% of the current outstanding common shares of the Company, under a rolling 10% stock option plan (the “RSOP”).  Material terms of the RSOP are set out below.

The NCG&C Committee may, subject to ratification from the Board, from time to time grant to directors, employees or consultants options to acquire common shares of the Company under the RSOP.  The maximum number of common shares issuable under the RSOP shall not in the aggregate exceed 10% of the issued and outstanding common shares (calculated as at the award date of such options).  The Company is prohibited from granting options (i) to any one person where the grant would result in such person holding options to acquire common shares in excess of 5% of the issued and outstanding common shares of the Company; or (ii) that will result in the number of common shares issuable to insiders of the Company at any time being in excess of 10% of the issued and outstanding common shares as at the award date or that will result in the number of common shares issued to insiders of the Company within any one-year period being in excess of 10% of the issued and outstanding common shares as at the award date under the 10% Rolling Stock Option Plan or when combined with all of the Company’s other security-based compensation arrangements.

The exercise price of options shall be determined by the NCG&C Committee as of the award date and shall not be less than the closing price of the common shares on the stock exchange where the majority of the trading volume and value of the common shares occurs on the last day immediately preceding the award date.  The NCG&C Committee retains the discretion to impose vesting periods on any options granted.  The Company does not offer financial assistance in respect of the exercise of options.

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

The Board shall have the power, without shareholder approval, at any time and from time to time, either prospectively or retrospectively, to amend, suspend or terminate the RSOP or any option granted under the RSOP, provided always that any such amendment shall not, without the consent of the option holder, alter the terms or conditions of any option or impair any right of any option holder pursuant to any option awarded prior to such amendment in a manner materially prejudicial to such option holder.  Additionally, such termination shall be subject to any necessary stock exchange, regulatory or shareholder approval.

The RSOP was initially approved by shareholders of the Company at the annual and special meeting of shareholders on December 2, 2011.

Equity Compensation Plan Information

For information in tabular format regarding those securities of the Company which have been authorized for issuance under equity compensation plans as at December 31, 2018, see Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Equity Compensation Plan Information.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEO of the Company as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
	125,000	125,000	0.25	11/17/2022
	200,000	–	0.04	12/29/2021
Randall J. Scott	150,000	–	0.04	12/13/2021
	100,000	–	0.32	1/22/2020

Option Exercises

There were no options exercised by the NEO during the year ended December 31, 2018.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not have a pension plan that provides for payments or benefits to the NEO at, following or in connection with retirement.  During the fiscal year ended December 31, 2018 the Company did not have any nonqualified deferred compensation.

Potential Payments upon Termination or Change of Control

Previously, the Company had entered into employment and severance compensation agreements with Mr. Scott, which agreements were replaced with the Employment Agreement effective as of January 1, 2018.  Pursuant to the Employment Agreement, Mr. Scott is entitled to separation benefits in the event that his employment is or was terminated by the Company without “cause” or by Mr. Scott for “good reason” (in each case, as defined in the Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material geographic relocation, or a material breach of the Employment Agreement by the Company, in each case which the Company has failed to cure. The separation benefits to be received by Mr. Scott upon termination under the circumstances described above are equal to Mr. Scott’s base salary in effect on the date of termination.  The separation benefits are not contingent upon any change in control and are to be paid to Mr. Scott in a lump sum 60 days after the date of such termination. In addition, Mr. Scott’s equity incentive awards vest automatically upon such termination.

The table below sets out the estimated payments due to the NEO employed by the Company as of December 31, 2018 on a qualifying termination without cause, assuming termination took place pursuant to the Employment Agreement effective as of December 31, 2018:

Name
	Base Salary	Total (1)
	($)	($)
Randall J. Scott	210,000	210,000

(1)Termination payments, if applicable, are made in a lump sum to the NEO upon a qualifying termination.  The January 1, 2018 Employment Agreement replaced Mr. Scott’s prior employment and severance compensation agreements, as amended, which provided for additional payments of an average bonus payment.

Director Compensation

From January 1, 2016 to December 31, 2017, the non-employee directors received no annual cash compensation as such compensation had been suspended as part of the Company’s cash conservation measures.  As of January 1, 2018, the Board determined that director cash-retainer compensation would resume.  As of that date, non-employee directors other than the Chairman receive annual compensation of $12,500, paid pro rata on a quarterly basis.  The Chairman receives annual compensation of $30,000 per year.  The directors of the Company are encouraged to hold common shares in the Company, thereby aligning their interests with those of the shareholders.  In addition to the annual compensation and stock option awards, the Company pays compensation to the chair of the Audit Committee of $7,500 and the chair of the NCG&C Committee of $5,000 per year.

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended December 31, 2018:

Director Compensation

	Fees earned or paid in cash	Option awards	All other compensation	Total
Name	($)	($)	($)	($)
Gerald W. Grandey	30,000	–	–	30,000
Paul J. Schlauch	17,500	–	–	17,500
Lowell Shonk	20,000	–	–	20,000
F. Steven Mooney	7,292	–	–	7,292
Kenneth J. Mushinski (1)	–	–	–	–
David L. Roberts (1)	–	–	–	–

(1)Messrs. Mushinski and Roberts waived all compensation as directors as the Synchron delegates to the Board, including any stock options granted to Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

10The following table sets forth certain information regarding beneficial ownership, control or direction, directly or indirectly, of the Company’s common shares, as of March 19, 2019 by (i) each of the Company’s NEOs and directors and (ii) the Company’s NEOs and directors as a group.

	Amount and Nature of Beneficial Ownership *
Name and Position (1)	Common Shares(2)		Percentage of Class (3)
Randall J. Scott – Chief Executive Officer and President, Director Littleton, CO, USA	589,000	(4)	0.74%
Paul J. Schlauch – Director Greenwood Village, CO, USA	430,000	(5)	0.54%
Lowell A. Shonk – Director Paradise Valley, Arizona, USA	450,000	(6)	0.57%
F. Steven Mooney – Director Denver, CO, USA	400,000	(7)	0.50%
Gerald W. Grandey – Director and Chairman Saskatoon, SK, Canada	695,000	(8)	0.87%
Kenneth J. Mushinski – Director Escondido, CA, USA	Nil		0.00%
David I. Roberts – Director Solana Beach, CA, USA	Nil		0.00%
All named executive officers and directors as a group	2,564,000		3.22%

*Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual has or shares voting power or investment power, and any shares that the individual has the right to acquire within 60 days of March 19, 2019, including through the exercise of any option, warrant, or right.  For each individual who holds options, warrants or rights to acquire shares, the common shares of the Company underlying those securities are treated as owned by that holder and as outstanding shares when that holder’s percentage ownership of common shares is calculated. Those common shares of the Company are not treated as outstanding when the percentage ownership of any other holder is calculated.

(1)Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., P.O. Box 271049, Littleton, CO 80127.

(2)Includes common shares held as of March 19, 2019, plus common shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after March 15, 2017.

(3)In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 79,591,880 common shares outstanding as of March 19, 2019.

(4)Includes 14,000 common shares and 575,000 common shares subject to options held by Mr. Scott personally.

(5)Includes 10,000 common shares and 420,000 common shares subject to options held by Mr. Schlauch personally.

(6)Includes 30,000 common shares and 420,000 common shares subject to options held by Mr. Shonk personally.

(7)Includes 80,000 common shares and 320,000 common shares subject to options held by Mr. Mooney personally.

(8)Includes 200,000 common shares and 495,000 common shares subject to options held by Mr. Grandey personally.

(9)Excludes shares owned by Synchron.  Messrs. Mushinski and Roberts do not exercise any voting or dispositive power over such shares.  Pursuant to and subject to the terms and conditions of an Investment Agreement between the Company and Synchron, as long as Synchron’s fully diluted ownership in the Company is at least 33.0%, Synchron has the right to designate two directors for appointment or election to the Board, where the Board is comprised of six or seven directors following such appointment.  Messrs. Mushinski and Roberts are the Synchron designees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Interests of Related Persons in Material Transactions

On April 24, 2018, the Company executed an agreement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of Synchron, to validate the Company’s rare earth processing technology as well as progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained, and the remaining members of the Board of Directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement is for an amount not to exceed $600, and the work was concluded in January 2019.

On February 14, 2019, the Company and UIT executed a second technology test work agreement to further validate the Company’s rare earth processing technology at pilot plant scale. The Board of Directors of Rare Element approved the UIT pilot plant engagement on February 7, 2019. Consistent with the Board action in 2018 approving the first engagement of UIT, the two directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. The UIT pilot plant agreement is for an amount not to exceed $700.  The results of the UIT pilot plant test work is expected to conclude in third quarter 2019.

Indebtedness of Directors and Executive Officers

None of the current or former directors, executive officers of the Company or the proposed nominees for election to the Board of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the fiscal year ended December 31, 2018.

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

Except for the agreement with UIT referenced above, there are no material interests, direct or indirect, of any other director nominee or any of the current directors, executive officers, or any shareholder who beneficially owns, directly or indirectly, more than 5% of the outstanding common shares, or immediate family members of such persons, in any transaction since January 1, 2017, or in any proposed transaction in which the amount involved exceeded $120,000.

Director Independence

The Board reviewed and determined independence under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) of each current director and director nominee.  In making its independence determination, the Board considered the circumstances described below.

Based upon his position as an executive officer of the Company, the Board determined that Mr. Scott is not independent.

The Board has concluded that each of Messrs. Grandey, Mooney, Mushinski, Roberts, Schlauch and Shonk are independent.  As a result of these analyses, the Board has determined the current Board consists of a majority of independent directors, as required under NI 58-101.

Family Relationships

There are no family relationships among any directors, officers or persons nominated to be directors of the Company.

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

Penalties or Sanctions

None of the proposed directors has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority, has entered into a settlement agreement with a securities regulatory authority or has been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable security holder making a decision about whether to vote for the proposed director or in making an investment decision.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has not adopted any specific policies and procedures for the engagement of non-audit services.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed below under the heading “Audit Fees” for the fiscal years ended December 31, 2018 and 2017 were pre-approved by the Audit Committee.

Since the commencement of the Company’s most recently completed financial year, the Audit Committee has not made any recommendations to nominate or compensate an external auditor which were not adopted by the Board of the Company.

Audit Fees

Effective as of October 1, 2018, EKS&H LLLP (“EKS&H”), the independent registered public accounting firm for the Company, combined with Plante & Moran PLLC (“Plante Moran”).  As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company.  Concurrent with such resignation, the Audit Committee of the Board of Directors of the Company approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company. The following table sets forth the fees paid by the Company to Plante Moran and EKS&H for services rendered in the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$82,610	$56,065
Audit-Related Fees	–	–
Tax Fees	13,980	–
All Other Fees	–	–
Total	$96,590	$56,065

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(1)The consolidated financial statements are presented in “Item 8. Financial Statements and Supplementary Data.”

(2)Financial Statement Schedules (omitted because they are either not required, not applicable, or the required information is disclosed in the Notes to the Consolidated Financial Statements or related notes).

(3)Reference is made to the Exhibit Index that follows the signature pages on this report.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	By	/s/ Adria Hutchison
	Randall J. Scott, President, Chief Executive Officer and Director		Adria Hutchison, (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 29, 2019		Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 29, 2019

By:	/s/ F. Steven Mooney
F. Steven Mooney, Director
Date: March 29, 2019

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 29, 2019

By:	/s/ Lowell A. Shonk
Lowell A. Shonk, Director
Date: March 29, 2019

By:	/s/ David Roberts
David Roberts, Director
Date: March 29, 2019

By:	/s/ Kenneth J. Mushinski
Kenneth J. Mushinski, Director
Date: March 29, 2019

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director (Principal Executive Officer)
Date: March 29, 2019

By:	/s/ Adria Hutchison
Adria Hutchison, (Principal Financial Officer) Date: March 29, 2019

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR filed with the SEC on November 17, 2009)
10.1*

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.2*	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)
10.3*

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.4

Term Sheet for Purchase of Common Shares, Options and Intellectual Property Rights, dated August 18, 2017, by and between the Company and General Atomics Uranium Resources, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.5

Investment Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.6	Common Share Purchase Option, dated October 2, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)
10.7

Intellectual Property Rights Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.8*

Employment Agreement, effective January 1, 2018, by and between Rare Element Resources, Inc. and Randall J. Scott (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2018)

16.1	Letter from EKS&H LLLP, dated October 4, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on October 5, 2018)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on September 28, 2011)
23.1+	Consent of Plant & Moran, LLLP
23.2+	Consent of EKS&H LLP
23.3+	Consent of Alan Noble, Ore Reserves Engineering
23.4+	Consent of Jaye Pickarts
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1+	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.