Form 10-Q
period 2019-06-30
RARE ELEMENT RESOURCES LTD
filed 2019-08-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of August 7, 2019:  79,591,880

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION5

ITEM 1.  FINANCIAL STATEMENTS5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK15

ITEM 4.  CONTROLS AND PROCEDURES15

PART II – OTHER INFORMATION16

ITEM 1.  LEGAL PROCEEDINGS16

ITEM 1A.  RISK FACTORS16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS16

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration, development, beneficiating and processing efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•the focus of the Company’s activities through the second half of 2019 and beyond;

•the results of the pilot plant test work expected in the second half of 2019;

•the impact of the transaction with Synchron (“Synchron”), an affiliate of General Atomic Technologies Corporation, on our future development, operational and financing plans;

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

•the cost and timing of the piloting of our rare earth element recovery and separation;

•our ability and timing to exercise our right to purchase certain non-mineral lands for waste rock storage and mineral processing operations;

•the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•our ability to fund anticipated losses in the operation of our business until the development, which may not occur in the foreseeable future or at all, of the Bear Lodge REE Project or the Sundance Gold Project (collectively, the “Projects”) is completed;

•the narrowed focus or suspension of the Company’s near-term operational and permitting and licensing activities;

•the likelihood and timing of the exercise of the Synchron option (discussed in Note 4 to the Condensed Consolidated Financial Statements) and the pursuit of potential financing and strategic alternatives;

•expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance our Projects;

•expectation regarding the support or hindrance of our objectives as a result of government policies and actions;

•future expenditures to comply with environmental and other laws and regulations;

•the estimated capital costs required to bring the Bear Lodge REE Project into commercial production and the estimated life-of-mine costs, including sustaining capital;

•the estimated operating and capital costs, including sustaining capital, associated with the separation and recovery of marketable rare earth elements using our novel technology or other processes; and

•expectations as to the marketability and prices of our future rare earth product(s).

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

•depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;

•our lack of production from our mineral properties;

•our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Projects;

•the potential outcome of future feasibility studies that may indicate that the Projects’ economics are less favorable than previously expected;

•our ability to resume our currently suspended federal and state licensing and permitting efforts for the Bear Lodge REE Project in a timely and cost-effective manner, or at all;

•the permitting, licensing and regulatory approval process with respect to the exploration, development and operation of our Projects;

•increased costs affecting our financial condition;

•establishing adequate distribution channels to place any future products produced by us;

•competition in the mining and rare earth industries, including an increase in global supplies or predatory pricing and dumping of rare earth products by competitors;

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

•Mineral resource estimation;

•our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;

•opposition to development of any of our Projects from third parties;

•changes in government policies and resulting actions with respect to the rare earth industry;

•continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or licensing or permit requirements adverse to the mining industry, including measures regarding reclamation, water protection, land use and climate change;

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

This list is not exhaustive of the factors that might affect our forward-looking statements.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.  We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our Annual Report on Form 10-K for the year ended December 31, 2018.  The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,493	$2,523
Prepaid expenses and other	77	37
Total Current Assets	1,570	2,560

Equipment, net	58	61
Investment in land	600	600
Total Assets	$2,228	$3,221

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$276	$386
Total Current Liabilities	276	386

Reclamation obligation	132	132
Deferred intellectual property license income (Note 4)	578	706
Option liability (Note 4)	323	331
Repurchase option	600	600
Total Liabilities	1,909	2,155

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2019 and December 31, 2018 - 79,591,880	106,494	106,494
Additional paid in capital	23,797	23,763
Accumulated deficit	(129,972)	(129,191)
Total Shareholders' Equity	319	1,066

Total Liabilities and Shareholders' Equity	$2,228	$3,221

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses:
Exploration and evaluation	$(224)	$(188)	$(454)	$(276)
Corporate administration	(238)	(274)	(479)	(600)
Depreciation	(2)	(4)	(3)	(8)
Total operating expenses	(464)	(466)	(936)	(884)

Non-operating income/(expenses):
Interest income	11	16	19	29
Recognized deferred income on the sale of intellectual property (Note 4)	64	65	128	129
Gain (loss) on revaluation of option liability (Note 4)	(7)	21	8	252
Other income (expense)	–	–	–	(2)
Total non-operating income/(expenses)	68	102	155	408

Net loss	$(396)	$(364)	$(781)	$(476)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,591,880	79,591,880	79,591,880	79,591,880

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(781)	$(476)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	3	8
Gain on revaluation of option liability	(8)	(252)
Recognized deferred income on the sale of intellectual property	(128)	(129)
Stock-based compensation	34	57
	(880)	(792)
Changes in working capital
Prepaid expenses and other	(40)	(32)
Accounts payable and accrued liabilities	(110)	141
Net cash and cash equivalents used in operating activities	(1,030)	(683)

Decrease in cash and cash equivalents	(1,030)	(683)
Cash and cash equivalents - beginning of the period	2,523	4,360
Cash and cash equivalents - end of the period	$1,493	$3,677

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2018	79,591,880	$106,494	$23,688	$(127,539)	$2,643
Stock-based compensation	–	–	28	–	28
Net loss	–	–	–	(364)	(364)
Balance, June 30, 2018	79,591,880	$106,494	$23,716	$(127,903)	$2,307

Balance, March 31, 2019	79,591,880	$106,494	$23,778	$(129,576)	$696
Stock-based compensation	–	–	19	–	19
Net loss	–	–	–	(396)	(396)
Balance, June 30, 2019	79,591,880	$106,494	$23,797	$(129,972)	$319

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	79,591,880	$106,494	$23,659	$(127,427)	$2,726
Stock-based compensation	–	–	57	–	57
Net loss	–	–	–	(476)	(476)
Balance, June 30, 2018	79,591,880	$106,494	$23,716	$(127,903)	$2,307

Balance, December 31, 2018	79,591,880	$106,494	$23,763	$(129,191)	$1,066
Stock-based compensation	–	–	34	–	34
Net loss	–	–	–	(781)	(781)
Balance, June 30, 2019	79,591,880	$106,494	$23,797	$(129,972)	$319

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

12NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Following receipt of proceeds from the transaction with Synchron, in October 2017 (Note 4), the Company commenced  a work plan to (i) continue the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing (or “piloting”), (ii) develop a work plan to progress engineering work to optimize our mine plan and corresponding processing operations, and (iii) update and supplement environmental baseline data in anticipation of the potential resumption of permitting and licensing efforts.  During the six months ended June 30, 2019, the Company focused on Items (i) and (iii) above by entering into a formal engagement with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to continue technology review and advancement (Note 5), and by completing updated environmental baseline studies. The Company also monitored U.S. government actions regarding securing a domestic, non-Chinese, rare earth supply chain.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q.  The Company has incurred losses since inception and further losses are anticipated in the development of its business. We do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction. Further, without additional near-term funding or further reduction in spending, the Company projects it would run out of cash within the next 12 months.  As a result, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of these financial statements.

2.BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated interim financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2018, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2019, and the results of our operations and cash flows for the three and six months ended June 30, 2019 and 2018 in conformity with U.S. GAAP.  Interim results of operations for the three and six months ended June 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

3.EQUIPMENT

	June 30, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1	$ 1	$ –	$ 1	$ 1	$ –
Furniture	13	13	–	13	13	–
Geological equipment	346	290	56	346	288	58
Vehicles	87	85	2	87	84	3
	$ 447	$ 389	$ 58	$ 447	$ 386	$ 61

4.SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares immediately after its exercise for an aggregate exercise price of an additional $5,040.  Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding.  Pursuant to an option agreement (the “Option Agreement”), the Option is exercisable for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to our patents-pending and related technical information.  The Company retains the right to use any such improvements.  For a detailed discussion regarding the transaction with Synchron, see Note 6 to the Company’s Consolidated Financial Statements for the year ended December 31, 2018 on Form 10-K as filed with the SEC on March 29, 2019.

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

JUNE 30, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Due to the variability in the number of common shares that may be issued upon exercise, the Option is considered a derivative liability.  As a result, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.  The fair value of the Option as of June 30, 2019 and December 31, 2018 was $323 and $331, respectively.  The gain (loss) on the revaluation of the Option liability was $(7) and $21 for the three months ended June 30, 2019 and 2018, respectively, and $8 and $252 for the six months ended June 30, 2019 and 2018, respectively.  The Option was valued utilizing the Black-Scholes valuation model on both June 30, 2019 and December 31, 2018.  The significant assumptions were as follows:

	June 30, 2019	December 31, 2018
Risk-free interest rate	1.74%	2.46%
Expected volatility	75%	75%
Expected dividend yield	Nil	Nil
Expected term in years	2.3	2.8
Estimated forfeiture rate	Nil	Nil
Estimated exercise price	$0.34	$0.34
Estimated enterprise value per common share	$0.00	$0.00

The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates will obtain exclusive rights to the intellectual property if it exercises the Option, the value of the IP Rights Agreement is considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortize the deferred income using the straight-line method over the term of the Option Agreement as this is the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three months ended June 30, 2019 and 2018, we amortized $64 and $65, respectively, of deferred intellectual property income.  During the six months ended June 30, 2019 and 2018, we amortized $128 and $129, respectively, of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability-weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based compensation

As of June 30, 2019, we have 4,074,000 options outstanding that were issued under the 10% Rolling Stock Option Plan (“RSOP”).

The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the three months ended June 30, 2019 and 2018 was $19 and $28, respectively.  The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the six months ended June 30, 2019 and 2018 was $34 and $57, respectively.  As of June 30, 2019, there was approximately $53 of total unrecognized compensation cost related to 1,225,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.1 years.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date.  There were 850,000 and nil options granted during the six months ended June 30, 2019 and 2018, respectively.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the six months ended June 30, 2019:

Risk-free interest rate	2.49%
Expected volatility	141%
Expected dividend yield	Nil
Expected term in years	5.0
Estimated forfeiture rate	Nil

The following table summarizes our stock option activity for each of the six months ended June 30, 2019 and 2018:

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

	2019		2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,385,400	$ 0.44	4,031,400	$ 0.94
Granted	850,000	0.07	–	–
Cancelled/Expired	(161,400)	1.00	(250,000)	1.34
Outstanding, end of period	4,074,000	$ 0.21	3,781,400	$ 0.38

Exercisable, end of period	2,849,000	$ 0.20	3,031,400	$ 0.42

Weighted-average fair value per share of options granted during period	$ 0.07		N/A

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

Contract commitment – related party

On February 14, 2019, the Company executed a technology test work agreement with UIT to further validate the Company’s rare earth processing technology at pilot plant scale. Because Synchron is a significant shareholder of the Company, the two members of the board of directors of Rare Element who were appointed by Synchron abstained, and the remaining members of the board of directors approved the UIT engagement. The results of the UIT pilot plant test work are expected in the second half of 2019.  The UIT pilot plant agreement is for an amount not to exceed $700.  Since the execution of the February 2019 UIT agreement, the Company has incurred approximately $263 in costs related thereto, $150 of which is included in Accounts payable and accrued liabilities as at June 30, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2019, has been prepared based on information available to us as of August 7, 2019.  This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2018, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

Following receipt of proceeds from the transaction with Synchron, in October 2017 (discussed in Note 4 of the unaudited Condensed Consolidated Financial Statements), the Company commenced  a work plan to (i) continue the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing (or “piloting”), (ii) develop a work plan to progress engineering work to optimize our mine plan and corresponding processing operations, and (iii) update and supplement environmental baseline data in anticipation of the potential resumption of permitting efforts.

During the six months ended June 30, 2019, the Company focused on Items (i) and (iii) above by entering into a formal engagement with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to continue technology review and advancement (see “Contractual Obligations” discussion below), and by completing updated environmental baseline studies. The Company also monitored U.S. government actions regarding securing a domestic, non-Chinese, rare earth supply chain.. The U.S. federal government considered legislation and issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic, non-Chinese, rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the government’s level of interest in the Company’s potential rare earth products as a segment of the supply chain, particularly considering Chinese dominance in the rare earth market. The Company is continuing to support these initiatives as critical to the United States’ production of rare earth magnets to support the manufacturing of defense applications, electric vehicles and bicycles, wind turbines, automobiles, consumer electronics, and oil refining.

The Company plans to continue its focus on further rare earth processing and separation test work in a pilot plant and supporting U.S federal government initiatives to secure U.S. domestic rare earth supply chain in the second half of 2019, while continuing to focus on administrative cost-conservation measures.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2019 was $396, or $nil per share, compared with our consolidated net loss of $364, or $nil per share, for the same period in 2018.  For the three months ended June 30, 2019, the increase in consolidated net loss of $32 from the prior period was primarily the result of a decrease in the gain on the revaluation of the Option liability and corporate administration costs, partially offset by an increase in exploration and evaluation costs.

Our consolidated net loss for the six months ended June 30, 2019 was $781, or $0.01 per share, compared with our consolidated net loss of $476, or $0.01 per share, for the same period in 2018.  For the six months ended June 30, 2019, the increase in consolidated net loss of $305 from the prior period was primarily the result of a decrease in the gain on the revaluation of the Option liability and corporate administration costs, partially offset by an increase in exploration and evaluation costs.

Exploration and evaluation

Exploration and evaluation costs were $224 and $188 for the three months ended June 30, 2019 and 2018, respectively.  Exploration and evaluation costs were $454 and $276 for the six months ended June 30, 2019 and 2018, respectively.  The increase from the prior period was the result of advancing our technology under the UIT technology agreement, supplementing our environmental baseline studies and maintaining our environmental obligations at the Bear Lodge REE Project.

Corporate administration

Corporate administration costs were $238 and $274 for the three months ended June 30, 2019 and 2018, respectively.  Corporate administration costs were $479 and $600 for the six months ended June 30, 2019 and 2018, respectively.  The decrease from the prior period was the result of decreased expenses associated with our compliance and regulatory obligations.

Amortization of Intellectual Property Income

During the three months ended June 30, 2019 and 2018, we amortized $64 and $65 of deferred intellectual property income, respectively.  During the six months ended June 30, 2019 and 2018, we amortized $128 and $129 of deferred intellectual property  income, respectively.  We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron.  Because Synchron will obtain exclusive rights to the intellectual property if it exercises the Option, the value of the IP Rights Agreement is considered deferred income.  We amortize the deferred income using the straight-line method over the term of the Option Agreement.

Gain (Loss) on Revaluation of Option Liability

Gain (loss) on the revaluation of the Option liability was $(7) and $21 for the three months ended June 30, 2019 and 2018, respectively.  Gain on the revaluation of the Option liability was $8 and $252 for the six months ended June 30, 2019 and 2018, respectively.  This gain is directly related to the valuation of the Option Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below) and is primarily due to a decrease in the five-year trailing average of the market prices of rare earth elements, which is utilized for accounting purposes.  As the Option Agreement is considered a derivative liability, we revalue the Option liability at the end of each reporting period, until the Option is exercised or expires.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,030 for the six months ended June 30, 2019, as compared with $683 for the same period in 2018.  The increase of $347 in cash used is primarily the result of increased spending on Exploration and evaluation activities related to the advancement of our technology and environmental baseline studies.

Financial Position, Liquidity and Capital Resources

At June 30, 2019, our total current assets were $1,570, as compared with $2,560 as of December 31, 2018, which is a decrease of $990.  The decrease in total current assets is primarily due to a decrease in cash and cash equivalents due to funding our operations.  Our working capital as at June 30, 2019 was $1,294, as compared with $2,174 at December 31, 2018.

Notwithstanding the transaction with Synchron in October 2017 (discussed in Note 4 of the unaudited Condensed Consolidated Financial Statements), we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction, raising substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of these financial statements.  Ultimately, in the event that we cannot obtain near-term funding or further reduce our spending, we may run out of cash within the next 12 months, and as a result may have to liquidate our business interests, and investors may lose all or part of their investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

On February 14, 2019, the Company executed a technology test work agreement with UIT, an affiliate of General Atomic Technologies Corporation and Synchron, to further validate the Company’s rare earth processing technology at pilot plant scale. Because Synchron is a significant shareholder of the Company, the two members of the board of directors who were appointed by Synchron abstained, and the remaining members of the board of directors of Rare Element approved the UIT engagement. The results of the UIT pilot plant test work are expected in the second half of 2019.  The UIT pilot plant agreement is for an amount not to exceed $700.  Since the execution of the February 2019 UIT agreement, the Company has incurred approximately $263 in costs related thereto, $150 of which is included in Accounts payable and accrued liabilities as at June 30, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk.  Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of June 30, 2019.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, the Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the CEO and the PFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2019, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the quarter ended June 30, 2019, the Company was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2019

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	August 7, 2019