Form 10-Q
period 2019-09-30
RARE ELEMENT RESOURCES LTD
filed 2019-11-18
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of November 18, 2019:  103,766,880

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION5

ITEM 1.  FINANCIAL STATEMENTS5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK16

ITEM 4.  CONTROLS AND PROCEDURES16

PART II – OTHER INFORMATION17

ITEM 1.  LEGAL PROCEEDINGS17

ITEM 1A.  RISK FACTORS17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES17

ITEM 4.  MINE SAFETY DISCLOSURES17

ITEM 5.  OTHER INFORMATION17

ITEM 6.  EXHIBITS18

SIGNATURES19

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking information” within the meaning of Canadian securities legislation and “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration, development, beneficiating, separating and processing efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions or expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•the focus of the Company’s activities through the remainder of 2019;

•the results of the pilot plant test work expected in the fourth quarter of 2019;

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

•the pursuit of potential financing and strategic alternatives;

•expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance our Projects;

•expectations regarding the support or hindrance of our objectives as a result of government policies and actions;

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

•technological advancements and substitutes, and the establishment of new uses and markets, for rare earth products;

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

This list is not exhaustive of the factors that might affect our forward-looking statements.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K for the year ended December 31, 2018.  The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,070	$2,523
Prepaid expenses and other	71	37
Total Current Assets	1,141	2,560

Equipment, net	57	61
Investment in land	600	600
Total Assets	$1,798	$3,221

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$241	$386
Total Current Liabilities	241	386

Reclamation obligation	132	132
Deferred intellectual property license income (Note 4)	472	706
Option liability (Note 4)	312	331
Repurchase option	600	600
Total Liabilities	1,757	2,155

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2019 and December 31, 2018 - 79,591,880	106,807	106,494
Additional paid in capital	23,817	23,763
Accumulated deficit	(130,583)	(129,191)
Total Shareholders’ Equity	41	1,066

Total Liabilities and Shareholders’ Equity	$1,798	$3,221

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses:
Exploration and evaluation	$(284)	$(423)	$(738)	$(699)
Corporate administration	(137)	(217)	(616)	(817)
Depreciation	(1)	(3)	(4)	(11)
Total operating expenses	(422)	(643)	(1,358)	(1,527)

Non-operating income:
Interest income	7	15	26	44
Recognized deferred income on the sale of intellectual property (Note 4)	60	64	178	193
Gain on revaluation of option liability (Note 4)	11	16	19	268
Other expense	–	–	–	(2)
Total non-operating income	78	95	223	503

Net loss	$(344)	$(548)	$(1,135)	$(1,024)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,591,880	79,591,880	79,591,880	79,591,880

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,135)	$(1,024)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	4	11
Gain on revaluation of option liability	(19)	(268)
Recognized deferred income on the sale of intellectual property	(178)	(193)
Stock-based compensation	54	85
	(1,274)	(1,389)
Changes in working capital
Prepaid expenses and other	(34)	(26)
Accounts payable and accrued liabilities	(145)	184
Net cash and cash equivalents used in operating activities	(1,453)	(1,231)

Decrease in cash and cash equivalents	(1,453)	(1,231)
Cash and cash equivalents - beginning of the period	2,523	4,360
Cash and cash equivalents - end of the period	$1,070	$3,129

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, June 30, 2018	79,591,880	$106,494	$23,716	$(127,903)	$2,307
Stock-based compensation	–	–	28	–	28
Net loss	–	–	–	(548)	(548)
Balance, September 30, 2018	79,591,880	$106,494	$23,744	$(128,541)	$1,787

Balance, June 30, 2019	79,591,880	$106,807	$23,797	$(130,239)	$365
Stock-based compensation	–	–	20	–	20
Net loss	–	–	–	(344)	(344)
Balance, September 30, 2019	79,591,880	$106,807	$23,817	$(130,583)	$41

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	79,591,880	$106,494	$23,659	$(127,427)	$2,726
Stock-based compensation	–	–	85	–	85
Net loss	–	–	–	(1,024)	(1,024)
Balance, September 30, 2018	79,591,880	$106,494	$23,744	$(128,541)	$1,787

Balance, December 31, 2018	79,591,880	$106,494	$23,763	$(129,191)	$1,066
Adjustment January 1, 2019 (Note 2)	–	313	–	(257)	56
Stock-based compensation	–	–	54	–	54
Net loss	–	–	–	(1,135)	(1,135)
Balance, September 30, 2019	79,591,880	$106,807	$23,817	$(130,583)	$41

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

12NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Following receipt of proceeds from the transaction with Synchron, in October 2017 (Note 4), the Company commenced  a work plan to (i) continue the confirmation and enhancement of its proprietary technology for rare earth processing and separation through pilot plant testing (or “piloting”), (ii) develop a work plan to progress engineering work to optimize its mine plan and corresponding processing operations, and (iii) update and supplement environmental baseline data in anticipation of the potential resumption of permitting and licensing efforts.  During the nine months ended September 30, 2019, the Company focused on Items (i) and (iii) above by engaging Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to continue technology review and advancement (Note 5), and by completing updated environmental baseline studies. The Company also monitored U.S. government actions regarding securing a domestic, non-Chinese, rare earth supply chain.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q. The Company has incurred losses since inception and further losses are anticipated in the development of its business. We do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction. As of September 30, 2019, without additional near-term funding or further reduction in spending, the Company projects that its current cash balance would be depleted within the next 12 months.  As a result, as of that date, there was substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of these financial statements. However, in October 2019, the Company received $5,040 in consideration for the issuance of 24,175,000 common shares to Synchron in connection with the exercise by Synchron of its common share purchase option (See Notes 4 and 6).  With this infusion of cash, the Company now has the ability to continue to operate as a going concern for the next 12 months and beyond.

2.BASIS OF PRESENTATION

Interim presentation

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated interim financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2018, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2019, and the results of our operations and cash flows for the three and nine months ended September 30, 2019 and 2018 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended September 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

Correction of immaterial error – valuation of the Synchron option liability

During October 2019, we identified an error to the consolidated financial statements for the years 2017 and all quarterly periods through September 30, 2019 related to the valuation of the Synchron Option Liability (see Note 4 for complete discussion of the transaction). We were utilizing an incorrect estimated number of common shares to be issued upon Synchron’s exercise of its Option. The valuation utilized approximately 14,600,000 common shares estimated to be issued upon exercise of the Option, The Company disclosed in its annual report on Form 10-K for the years ended December 31, 2018 and 2017, this amount was potentially dilutive to its Shareholders. In each of its interim quarterly disclosures on Form

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

10-Q, the Company disclosed the number of common shares to be issued would be equivalent to approximately an additional 15.49% of the Company’s fully diluted outstanding common shares immediately after the exercise of the Option.  However, the Company issued 24,175,000 Common shares upon exercise of the Option which is consistent with other public disclosures and the intention of the parties under the Option Agreement. The Company had properly disclosed the potential issuance of 24,175,000 common shares in its 2018 proxy statement and the August 21, 2017 8-K filing announcing the term sheet for the transaction. Synchron additionally disclosed 24,175,000 beneficial ownership shares in its 13D filing on October 19, 2017. The effect of correcting this error as of January 1, 2019 to consolidated financial statements was to decrease Deferred intellectual property license income by $56, increase Common shares by $313 and increase Accumulated deficit by $257.

Management evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of this error was significant to the year ended December 31, 2017, the correction would not be material to any individual prior period, nor did it have a material effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of January 1, 2019 and have correctly stated the amounts for the three and nine months ended September 30, 2019 Consolidated Financial Statements included in this Form 10-Q.

3.EQUIPMENT

	September 30, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$1	$1	$-	$1	$1	$-
Furniture	13	13	-	13	13	-
Geological equipment	346	291	55	346	288	58
Vehicles	87	85	2	87	84	3
	$447	$390	$57	$447	$386	$61

4.SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares for an aggregate exercise price of an additional $5,040. Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding.  Pursuant to an option agreement (the “Option Agreement”), the Option is exercisable for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents-pending and related technical information.  The Company retains the right to use any such improvements.  For a detailed discussion regarding the transaction with Synchron, see Note 6 to the Company’s Consolidated Financial Statements for the year ended December 31, 2018 in the Form 10-K filed with the SEC on March 29, 2019.

In October 2019, Synchron exercised the Option to purchase 24,175,000 common shares for a purchase price of $5,040 pursuant to the Option Agreement. As a result, Synchron’s ownership of outstanding common shares of the Company increased to approximately 49.0%. See Note 6 for further discussion.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Due to the variability in the number of common shares that could have been issued upon exercise, the Option was considered a derivative liability.  As a result, we revalued the Option liability at the end of each reporting period, until the Option was exercised.  Any gains or losses from the revaluation were recorded to the Consolidated Statements of Operations.  The fair value of the Option as of September 30, 2019 and December 31, 2018 was $312 and $331, respectively.  The gain (loss) on the revaluation of the Option liability was $11 and $16 for the three months ended September 30, 2019 and 2018, respectively, and $19 and $268 for the nine months ended September 30, 2019 and 2018, respectively.  The Option was valued utilizing the Black-Scholes valuation model on both September 30, 2019 and December 31, 2018.  The significant assumptions were as follows:

	September 30, 2019	December 31, 2018
Risk-free interest rate	1.63%	2.46%
Expected volatility	75%	75%
Expected dividend yield	Nil	Nil
Expected term in years	2.0	2.8
Estimated forfeiture rate	Nil	Nil
Estimated exercise price	$0.34	$0.34
Estimated enterprise value per common share	$0.00	$0.00

The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates obtained exclusive rights to the intellectual property upon its recent exercise of the Option, the value of the IP Rights Agreement was considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortized the deferred income using the straight-line method over the term of the Option Agreement as this is the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three months ended September 30, 2019 and 2018, we amortized $65 and $64, respectively, of deferred intellectual property income.  During each of the none months ended September 30, 2019 and 2018, we amortized $193 of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability-weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based compensation

As of September 30, 2019, we have 3,650,000 options outstanding that were issued under the 10% Rolling Stock Option Plan.

The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the three months ended September 30, 2019 and 2018 was $20 and $28, respectively.  The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the nine months ended September 30, 2019 and 2018 was $54 and $85, respectively.  As of September 30, 2019, there was approximately $33 of total unrecognized compensation cost related to 1,225,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.0 year.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

shares on the business day prior to the grant date.  There were 850,000 and nil options granted during the nine months ended September 30, 2019 and 2018, respectively.  The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the nine months ended September 30, 2019:

Risk-free interest rate	2.49%
Expected volatility	141%
Expected dividend yield	Nil
Expected term in years	5.0
Estimated forfeiture rate	Nil

The following table summarizes our stock option activity for each of the nine months ended September 30, 2019 and 2018:

	None Months Ended September 30, 2019		None Months Ended September 30, 2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,385,400	$0.44	4,031,400	$0.94
Granted	850,000	0.07	–	–
Cancelled/Expired	(585,400)	0.27	(315,000)	1.53
Outstanding, end of period	3,650,000	$0.16	3,716,400	$0.35

Exercisable, end of period	2,425,000	$0.18	2,966,400	$0.38

Weighted-average fair value per share of options granted during period	$0.07		N/A

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

Contract commitment – related party

On February 14, 2019, the Company executed a technology test work agreement with UIT to further validate the Company’s rare earth processing technology at pilot plant scale. Because Synchron is a significant shareholder of the Company, the two members of the board of directors of Rare Element who were appointed by Synchron abstained, and the remaining members of the board of directors approved the UIT engagement. The results of the UIT pilot plant test work are expected in the fourth quarter of 2019.  The UIT pilot plant agreement is for an amount not to exceed $700.  Additionally, on September 9, 2019, the Company entered into an agreement to amend the terms and conditions related to the February 2019 agreement which resulted in additional estimated costs of $70. Since the execution of the 2019 UIT agreements, the Company has incurred approximately $377 in costs related thereto, $150 of which is included in Accounts payable and accrued liabilities as at September 30, 2019.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

6.SUBSEQUENT EVENT

On October 16, 2019, Company issued to Synchron 24,175,000 common shares of the Company for a purchase price of $5,040 in connection with the exercise by Synchron of the Option (see Note 4).  Accordingly, Synchron’s ownership of outstanding common shares of the Company increased from approximately 33.5% to approximately 49.0%, and Synchron (i) obtained the right to nominate an additional board member and (ii) the intellectual property rights granted to pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2019, has been prepared based on information available to us as of November 18, 2019.  This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2018, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

Following receipt of proceeds from the transaction with Synchron, in October 2017 (discussed in Note 4 of the unaudited Condensed Consolidated Financial Statements), we commenced a work plan to (i) continue the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing (or “piloting”), (ii) develop a work plan to progress engineering work to optimize our mine plan and corresponding processing operations, and (iii) update and supplement environmental baseline data in anticipation of the potential resumption of permitting efforts.

During the nine months ended September 30, 2019, the Company focused on Items (i) and (iii) above by entering into a formal engagement with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to continue technology review and advancement (see “Contractual Obligations” discussion below), and by completing updated environmental baseline studies. The Company also monitored U.S. government actions regarding securing a domestic, non-Chinese, rare earth supply chain. The U.S. federal government considered legislation and issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic, non-Chinese, rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the government’s level of interest in the Company’s potential rare earth products as a segment of the supply chain, particularly considering Chinese dominance in the rare earth market. The Company is continuing to support these initiatives as critical to the United States’ production of rare earth magnets to support the manufacturing of defense applications, electric vehicles and bicycles, wind turbines, automobiles, consumer electronics, and oil refining.

For the remainder of 2019, the Company plans to continue its focus on further rare earth processing and separation test work in a pilot plant while supporting U.S federal government initiatives to secure U.S. domestic rare earth supply chain. Given Synchron’s further investment in the Company in October 2019, through the exercise of the Option, the Company will also update its work plan for the upcoming year.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2019 was $339, or $nil per share, compared with our consolidated net loss of $548, or $nil per share, for the same period in 2018.  For the three months ended September 30, 2019, the decrease in consolidated net loss of $209 from the prior period was primarily the result of a decrease in exploration and evaluation costs and corporate administration costs.

Our consolidated net loss for the nine months ended September 30, 2019 was $1,120, or $0.01 per share, which approximated our consolidated net loss of $1,024, or $0.01 per share, for the same period in 2018.

Exploration and evaluation

Exploration and evaluation costs were $284 and $423 for the three months ended September 30, 2019 and 2018, respectively.  Exploration and evaluation costs were $738 and $699 for the nine months ended September 30, 2019 and 2018, respectively.  The increase in the nine months ended September 30, 2019 from the prior period was the result of advancing our technology under the UIT technology agreement, supplementing our environmental baseline studies and maintaining our environmental obligations at the Bear Lodge REE Project.

Corporate administration

Corporate administration costs were $137 and $217 for the three months ended September 30, 2019 and 2018, respectively.  Corporate administration costs were $616 and $817 for the nine months ended September 30, 2019 and 2018, respectively.  The decrease from the prior period was the result of decreased expenses associated with our compliance and regulatory obligations.

Amortization of Intellectual Property Income

During the three months ended September 30, 2019 and 2018, we amortized $65 and $64 of deferred intellectual property income, respectively.  During each of the nine months ended September 30, 2019 and 2018, we amortized $193 of deferred intellectual property  income.  We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron.  Because Synchron obtains exclusive rights to the intellectual property upon the exercise of the Option, the value of the IP Rights Agreement is considered deferred income.  We amortize the deferred income using the straight-line method over the term of the Option Agreement.

Gain on Revaluation of Option Liability

Gain on the revaluation of the Option liability was $11 and $16 for the three months ended September 30, 2019 and 2018, respectively.  Gain on the revaluation of the Option liability was $19 and $268 for the nine months ended September 30, 2019 and 2018, respectively.  This gain is directly related to the valuation of the Option Agreement with Synchron and is primarily due to a decrease in the five-year trailing average of the market prices of rare earth elements, which is utilized for accounting purposes.  As the Option Agreement is considered a derivative liability, we revalue the Option liability at the end of each reporting period, until the Option is exercised.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,453 for the nine months ended September 30, 2019, as compared with $1,231 for the same period in 2018.  The increase of $222 in cash used is primarily the result of increased spending on Exploration and evaluation activities related to the advancement of our technology and environmental baseline studies.

Financial Position, Liquidity and Capital Resources

At September 30, 2019, our total current assets were $1,141, as compared with $2,560 as of December 31, 2018, which is a decrease of $1,419.  The decrease in total current assets is primarily due to a decrease in cash and cash equivalents due to funding our operations.  Our working capital as at September 30, 2019 was $900, as compared with $2,174 at December 31, 2018.

Notwithstanding the transaction with Synchron in October 2017 (discussed in Note 4 of the unaudited Condensed Consolidated Financial Statements), as of September 30, 2019, we did not have sufficient funds to complete the feasibility studies, permitting, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction. As of September 30, 2019, there was substantial doubt about the Company’s ability to continue as a going concern within one year from the planned filing date of these financial statements. In October 2019, however, the Company received $5,040 in consideration for the issuance of 24,175,000 common shares to Synchron in connection with the exercise by Synchron of its common share purchase option (see Notes 4 and 6 of the unaudited Condensed Consolidated Financial Statements).  With this infusion of cash, the Company now has the ability to continue as a going concern for the next 12 months and beyond. Additional funding will be required to complete feasibility studies, permitting and development.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, during the nine months ended September 30, 2019, the Company entered into the following agreement.

On February 14, 2019, the Company executed a technology test work agreement with UIT to further validate the Company’s rare earth processing technology at pilot plant scale. Because Synchron is a significant shareholder of the Company, the two members of the board of directors of Rare Element who were appointed by Synchron abstained, and the remaining members of the board of directors approved the UIT engagement. The results of the UIT pilot plant test work are expected in the fourth quarter of 2019.  The UIT pilot plant agreement is for an amount not to exceed $700.  Additionally, on September 9, 2019, the Company entered into an agreement to amend the terms and conditions related to the February 2019 agreement which resulted in additional estimated costs of $70. Since the execution of the 2019 UIT agreements, the Company has incurred approximately $377 in costs related thereto, $150 of which is included in Accounts payable and accrued liabilities as at September 30, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk.  Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of September 30, 2019.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2019, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the quarter ended September 30, 2019, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Form 8-K dated October 18, 2019 issued by Rare Element Resources regarding the issuance of unregistered equity securities and the appointment of a director.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+Filed herewith.

++Furnished herewith.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 18, 2019

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	November 18, 2019