Form 10-K
period 2019-12-31
RARE ELEMENT RESOURCES LTD
filed 2020-03-17
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Title of Each Class

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

    Large Accelerated Filer ☐    Accelerated Filer ☐      Non-Accelerated Filer ☒      Smaller Reporting Company  ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2019, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $16,300,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 9, 2020 was 103,966,880.

TABLE OF CONTENTS

GLOSSARY OF TERMS5

PART I9

ITEM 1A.  RISK FACTORS14

ITEM 1B.  UNRESOLVED STAFF COMMENTS28

ITEM 2.     PROPERTIES28

ITEM 3.     LEGAL PROCEEDINGS32

ITEM 4.    MINE SAFETY DISCLOSURES32

PART II33

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES33

ITEM 6.    SELECTED FINANCIAL DATA38

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS38

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK42

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM43

CONSOLIDATED BALANCE SHEETS44

CONSOLIDATED STATEMENTS OF OPERATIONS45

CONSOLIDATED STATEMENTS OF CASH FLOWS46

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY47

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE58

ITEM 9A.  CONTROLS AND PROCEDURES58

ITEM 9B.  OTHER INFORMATION59

PART III59

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE59

ITEM 11.  EXECUTIVE COMPENSATION59

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS59

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR

INDEPENDENCE59

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES59

PART IV59

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES59

ITEM 16.  FORM 10-K SUMMARY59

SIGNATURES 60

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.  Rare Element is focused on advancing its Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) as well as piloting its proprietary rare earth elements recovery and separation technology, while postponing the further exploration of its Sundance gold project (the “Sundance Gold Project”, together with the Bear Lodge REE Project, the “Projects”). Both Projects are located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). See “Part I, Item 1. Business.”

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

•the confirmation and piloting of our rare earth element recovery and separation technology and the ability to use it with respect to the Bear Lodge REE Project or otherwise;

•the cost and timing of the further piloting of our rare earth element recovery and separation;

•our ability to permit, construct and operate a demonstration scale recovery and separation plant, or the cost or outcomes of its construction and operation;

•our ability and timing to exercise our right to purchase certain non-mineral lands for waste rock storage and mineral processing operations;

•anticipated losses in the operation of our business until development of the Projects is completed and the production stage has commenced;

•our ability to fund anticipated losses in the operation of our business until the development and operation, which may not occur in the foreseeable future or at all, of the Projects is completed;

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

•expectations as to the marketability and prices of rare earth product(s); and

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

•the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron (as herein defined) and the other shareholders of the Company;

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

•our common shares continuing not to pay dividends;

•our securities, including in relation to both Company performance and general security market conditions;

•the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB Venture Marketplace;

•tax consequences to U.S. shareholders related to our status as a “passive foreign investment company”;

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

Definitions

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

CREE – critical rare earth elements – Nd, Eu, Dy, Tb and Y were identified by the U.S. Department of Energy (“DOE”) as “critical” in its 2011 Critical Materials Strategy Report. CREEs are those projected by the DOE to have the greatest economic importance for clean energy development and the highest risk of supply disruption. The Company includes Pr as a CREE because of its use in conjunction with Nd in didymium as a raw material for high-intensity permanent magnets.

didymium – a mixture of the elements Pr and Nd. Didymium Is used as a raw material for the manufacture of high-intensity permanent magnets. It is used in safety glasses for glassblowing and blacksmithing, especially when a gas (propane) powered forge is used, where it provides a filter which selectively blocks the yellowish light at 589 nm emitted by the hot sodium in the glass, without having a detrimental effect on general vision, unlike dark welder’s glasses.

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

Gd - gadolinium (a malleable, ductile metallic element of the lanthanide series that has seven natural isotopes and 11 artificial isotopes).  Two of the natural isotopes, Gd 155 and Gd 157, are the best-known neutron absorbers.  Gd is used to improve the heat and corrosion resistance of iron, chromium, and various alloys in medicine as a contrast medium for magnetic resonance imaging and as a radioisotope in bone mineral analysis.

geochemical – related to the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water and the atmosphere.

geophysical – related to the mechanical, electrical, gravitational and magnetic properties of the earth’s crust.

grade – quantity of metal per unit weight of host rock.

host rock – the rock in which a mineral or an ore body is contained

HREEs – heavy rare earth elements – defined as the elements Tb, Dy, Ho, Er, Tm, Yb, Lu and Y.

La - lanthanum (the first metallic element of the lanthanide series).  La is a strategically important rare earth element due to its use in fluid cracking catalysts (“FCC”), which are used in the production of transportation and aircraft fuel.  La is also used in fuel cells and batteries.

Lanthanides – a series of 15 metallics chemical elements with atomic numbers 57 through 71, from La through lutetium.  These 15 lanthanide elements, along with the chemically similar elements scandium and yttrium, are often collectively known as the REE.

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

REO –  rare earth oxide, the oxide form of REE.

Sm – samarium (a metallic element of the lanthanide series predominantly used to produce Sm cobalt magnets). Although these magnets are slightly less powerful than NdFeB magnets at room temperature, Sm cobalt magnets can be used over a wider range of temperatures and are less susceptible to corrosion stockwork – complex system of structurally controlled or randomly oriented veins that can be standalone ore bodies or occur on the periphery of larger veins.  They are also referred to as “stringer zones.”

strike – the direction or trend that a structural surface (e.g., a bedding or fault plane) takes as it intersects the horizontal.

sulfide – a mineral combining sulfur and base metals, such as iron and less commonly copper, lead, zinc and/or molybdenum; metallic sulfur bearing mineral associated with primary REE mineralization.

Tb – Terbium is a rare earth metal used in solid state devices as well as magnets in loudspeakers.

Technical Report – the Company’s historical technical report for the Bear Lodge REE Project dated October 9, 2014 titled “Rare Element Resources Inc. Bear Lodge Project Canadian National Instrument 43-101: Pre-Feasibility Study Report on the Mineral Reserves and Resources and Development of the Bull Hill Deposit” which is available under our profile at www.sedar.com.

vein – a sheet like body of mineralized rock.  On many properties, veins may consist largely of quartz gangue.  However, on the Bear Lodge Property, veins can contain a variable assemblage that includes, but is not limited to, gangue minerals like iron and manganese oxides, quartz, calcite, clay, apatite and/or potassium feldspar with or without ore minerals.

Y – Yttrium is primarily recovered from monazite resources and is used with iron in the manufacture of microwave communication equipment.

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

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX-V, we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital Inc.” to “Rare Element Resources Ltd.,” and (3) the completion of a private placement.  Rare Element Holdings Ltd.’s main assets include its proprietary rare earth processing and separation technology and  its 100% interest in a group of unpatented mining claims and repurchase rights to adjacent private property, together known as the Bear Lodge Property, owned through its wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation,

SUBSIDIARIES

We have one direct wholly owned subsidiary, incorporated under the laws of British Columbia, Canada in 1996 under the name “Rare Element Holdings Ltd.” That subsidiary has one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated in 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc. (“Paso Rico”).

DESCRIPTION OF BUSINESS

We are focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits and a hydrometallurgical plant proposed to be located near Upton, Wyoming.  The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade Eu deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining CREE.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on metallurgical processes to recover saleable rare earth products and has filed six patents on its metallurgical processing innovations. Among them, the Company has pilot tested and filed for patent protection on a rare earth separation technique that modifies conventional solvent extraction methods used for rare earth separation to be more cost efficient and environmentally sound, involving minimal waste effluents discharged from the process.

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

RECENT CORPORATE DEVELOPMENTS

Following receipt of proceeds from the transaction with Synchron, in October 2017 and in October 2019 (Note 6 to the Consolidated Financial Statements), the Company pursued  a work plan to (i) continue the confirmation and enhancement of its proprietary technology for rare earth processing and separation through pilot plant testing (or “piloting”), (ii) develop a work plan to progress engineering work to optimize its mine plan and corresponding processing operations, and (iii) update and supplement environmental baseline data in anticipation of the potential resumption of permitting and licensing efforts. During 2019, the Company focused on Items (i) and (iii) above by engaging UIT, an affiliate of General Atomic Technologies Corporation and Synchron, to continue technology review and advancement of our technology, and by completing updated environmental baseline studies. The Company also monitored the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain in the future. The Company plans to continue these activities during 2020.

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

Trends Affecting REE Supply, Demand and Prices

In 2019, rare earth mine production was estimated to total 182,000 tonnes REO with refined production estimated to be 173,000 tonnes REO. China dominates the global supply of rare earths at both the mined and refined stages, accounting for 63% of global mine production and 85% of refined production in 2019. Despite China’s decreased share of global mine production, China actually increased 2019 production to 115,000 tonnes from 108,000 tonnes in 2018, The increase in production was in response to rapidly growing demand for domestic magnet manufacturing. Although illegal or unauthorized Chinese REE production remained one of the main themes for China, the crackdown on uncontrolled, illegal mining has had a significant impact during the last several years. The international business intelligence firm, Argus Media Ltd., has forecast China’s unlicensed REO production will decline from 60,000 tonnes in 2017 to just 8,000 tonnes in 2021. Apparently, China has taken seriously the prospect that domestic demand may soon outgrow domestic production and, as a result, could limit exports and become an importer of some REE. This has led China to look to invest/acquire rare earth resources outside of China.

In the rest of the world, specifically in the USA and in Australia certain competitors formed the second and third largest producing companies respectively, with production of 21.1kt REO and 14.0kt REO in mineral concentrates during 2019.

The growth in demand for certain REE, including Nd and Pr used in permanent magnets, is expected to continue. Increased focus on clean energy is pushing the demand for electric vehicles, which in turn will drive the demand for rare earth magnets in electric motor and generator applications.  Magnet demand now accounts for over 30% of total rare earth demand and 75-80% of REE market value.

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

Prices for Nd and Pr declined modestly during 2019. The research and advisory firm, Roskill Information Services Ltd., has estimated that the value of global annual rare earth oxides for use in permanent magnets reached $1.8 billion in 2019.  The firm anticipates overall demand for magnet-oriented rare earth oxides to grow to 54,900 tonnes by 2024, representing a compound annual growth rate of 6.0%.

Supply and demand factors for REE products that could positively impact future REE prices include the following, among other factors:

•the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to multiple defense applications, hybrid and electric vehicles and the increased construction of wind power generation facilities, particularly large off-shore installations; the use of La and Ce for NiMH batteries that are utilized in hybrid and electric vehicles;

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

In 2019, China accounted for an estimated 63% of global REE production and 68% of worldwide demand. It is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future. This gives the Chinese producers a competitive advantage in controlling the supply and processing of REEs and an opportunity to reduce prices to discourage competition.  Any increase in the amount of REEs exported from other nations increases supply and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, the Company may not be able to compete effectively against current and future competitors.  See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We plan to rely on a combination of trade secret protection, nondisclosure agreements, trademarks and patents to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology.

As of December 31, 2019, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology, and (3) separation of cerium and/or thorium from bulk REEs in a solvent extraction (“SX”) process. These provisional applications provided the basis for the current patent portfolio, which includes two pending U.S. patent applications, four pending foreign applications across four separate foreign jurisdictions, and three issued foreign patents across three separate foreign jurisdictions.  If allowed, a U.S. patent granted from the utility patent applications would have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property relating to our patents-pending and related technical information to Synchron in October 2017, which license became exclusive to Synchron and its affiliates in October 2019. See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential.

ENVIRONMENTAL REGULATION

Our exploration and planned development and mining activities are subject to extensive and burdensome environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance, fines and penalties, clean-up costs and other environmental damages. Also, unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. Environmental laws historically have evolved in a manner that requires stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations.  Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits.  The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”), Bearlodge Ranger District, Sundance, Wyoming.  The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality. We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed. As of December 31, 2019, the Company holds surety bond with the state of Wyoming of $132.  Prior to operating, we will require several other permits and licenses including those issued by the Nuclear Regulatory Commission (the “NRC”), U.S. Army Corps of Engineers and others.

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under of the U.S. Comprehensive Environmental Response, Compensation & Liability Act of 1980 (“CERCLA”) Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-insure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases the owner or operator from the CERCLA Section 108(b) regulations.  On February 21, 2018, the EPA issued a “final action” in which it announced its decision to not issue final regulations because the EPA “determined that final regulations are not appropriate.” 83 Fed. Reg. 7556 (Feb. 21, 2018). In May 2018, several environmental advocacy groups challenged this action in the U.S. Circuit Court for the District of Columbia. On July 19, 2019 the Court ruled in favor of the EPA, holding that the EPA’s decision to not finalize the proposed hardrock mining financial assurance rule was a reasonable interpretation of its CERCLA authority and CERCLA financial assurance provisions.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2019, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2019, we had one full-time employee and no part-time employees. Our employee is not covered by any collective bargaining agreements. When required, our one employee calls on the services of third parties under consulting or service agreements.

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

10ITEM 1A.  RISK FACTORS

20The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations and the trading price of our common shares, which may decline, and investors may lose all or part of their investment.  Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.  We cannot assure you that we will successfully address these risks.

We have no revenues from operations and expect to incur losses for a significant period of time.  Any future revenues and profits are uncertain.

We incurred net losses of $1,433 and $1,764 during the fiscal years ended December 31, 2019 and 2018, respectively.  Our accumulated deficit at December 31, 2019 was $130,881.  In addition, we have limited financial resources.  As of December 31, 2019, we had cash and cash equivalents of $5,664 and working capital of $5,234.

Notwithstanding the transaction with Synchron in October 2019, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing such a financing or transaction.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Our largest shareholder beneficially owns a significant percentage of our common shares, has significant influence on our major corporate decisions, including veto power over some matters, and could take actions that may not be viewed favorably by certain other shareholders, any of which could adversely affect the market price of our common shares.

Synchron owns approximately 49% of the issued and outstanding common shares of the Company.  Additionally, Synchron has approval rights for certain corporate actions and three of seven directors to the Company’s Board.

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

On October 2, 2017, we entered into an Intellectual Property Rights Agreement with Synchron pursuant to which Synchron and its affiliates were granted certain perpetual rights to the intellectual property of the Company relating to its rare earths patents-pending and related technical information.  Upon the exercise of its Option on October 16, 2019, Synchron and its affiliates’ intellectual property rights became exclusive, subject to the Company’s retaining use of the intellectual property and any improvements made thereon. As a result of the transactions contemplated by the Intellectual Property Rights Agreement, we may be forced to enforce or defend our intellectual property rights against infringement and unauthorized use, and to protect our trade secrets.  Further, by granting a license to use our intellectual property, we may be limited in our ability to protect our intellectual property rights by legal recourse or otherwise.  In defending our intellectual property rights, we may place our intellectual property at risk of being invalidated, held unenforceable, narrowed in scope or otherwise limited, any of which could have a material adverse effect on our business and financial condition.  Our inability to preserve or maintain an interest in certain intellectual property rights could adversely impact our competitive position or results of operations.

We have suspended our federal and state permitting progression, and there is a risk to the resumption of those efforts in a timely and cost-effective manner.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued the 2016 implemented cost-conservation measures through 2019. Given the completion of the transactions with Synchron on October 2, 2017 and October 16, 2019 (as discussed in Item 7: Management Discussion and Analysis, Financial Liquidity and Capital Resources), the Company is focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing.  The Company will also continue with certain limited exploration-related reclamation activities in 2020 as required and appropriate. However, our ability to obtain further financing or attract a strategic partner to fund the completion of the permitting once resumed is uncertain. If we are unable to timely progress our permitting while the information is still deemed adequate by the applicable regulatory agencies, we may have to restart the permitting process, or take extra steps to reinitiate the process, which would impact the cost and timing of permitting.

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

Due to the relatively high cost of being a public company in the U.S., our Board of Directors may elect to voluntarily deregister our common shares under the Exchange Act and suspend our reporting obligations in the U.S., possibly in combination with an effort to list our common shares on another securities exchange. No Board approval of deregistration has taken place, but in the future, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.  If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15.  We believe that we are eligible to deregister under the Exchange Act.  If we were to file a Form 15, we expect that our common shares, which currently trade on the OTCQB Venture

Marketplace, would not continue to be quoted on the OTCQB Venture Marketplace.  Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our shareholders except as may be required by applicable laws or stock exchange rules.  As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

We have no history of producing mineral products from our properties.

We have no history of mining, recovering or refining any mineral products, and our Bear Lodge REE Project is not in development or producing. There can be no assurance that the Bear Lodge REE Project will be successfully developed and placed into production, produce minerals in commercial quantities or otherwise generate operating earnings.  Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until such time, if ever, when our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably, or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible. The economic feasibility of exploration and development projects is based on many factors, such as the following:

•completion of feasibility studies to evaluate mineral resources and mineral reserves and commercial viability;

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

•future prices for rare earth minerals;

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

It is common in exploration programs and in development, construction and mine start-ups to experience unexpected problems and delays. Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing minerals from our Projects at all or in a reasonable timeframe.

Joint ventures and other partnerships may expose us to risks.

We will require additional capital through investment, joint ventures and/or other partnership arrangements with current investors or other parties for the development of our Projects.  Although such arrangements may lessen our financial burden in exploring and developing the Projects, they will likely also dilute our interest therein or affect our ability to control development of either of the Projects.  Our ability to attract additional capital may be impeded by our significant shareholder Synchron, as it holds certain minority voting rights and its approval may be required. Further, any failure of a joint venture partner or other partner to meet its obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or other partnership arrangement and, in turn, on our business performance and on our ability to develop the Projects.

Subject to further financing, we may commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our Mineral Resource estimate and refined plans for our process technology. Subject to further financing and the results of the UIT pilot plant test work, we may resume work on a FS. The results of this study are uncertain and may indicate project economics that are more or less favorable than those previously reported. As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS. As a result, we may need to update our beneficiation technology, processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible.

Our viability as a rare earth company depends on the financing, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration project at this time is our Bear Lodge REE Project. Our continued viability is based on successfully implementing our strategy, including completion of a FS, permitting and construction of a mine and beneficiation and processing facilities in a reasonable timeframe. If we are unable to secure additional capital or enter into a strategic transaction and implement our strategy, or in the event of the imposition of significant additional regulatory burdens or delays or a significant deterioration of the market for rare earth products, our ability to develop a sustainable or profitable business would be materially adversely affected.

Increased costs could affect our ability to bring the Bear Lodge REE Project into production and, once in production, to be profitable.

We estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our PFS, dated October 9, 2014, at approximately $290,000.  Our FS, once completed, may suggest that our actual costs may be higher than those that we presently anticipate, which could make it more difficult to finance the Bear Lodge REE Project or to successfully establish mining operations.

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

Possible adverse effects of the coronavirus outbreak on our business.

During January 2020, it was reported that there had been an outbreak of a new coronavirus in China. In an effort to halt the outbreak, the Chinese government has, among other things, closed businesses for several weeks. These disruptions could impact the rare earth market, particularly China’s supply chain, which in turn could impact our business or business prospects. In addition, any further spread or escalation of the outbreak outside of China could also have an increased impact on markets in other parts of the world, and could generally result in a global economic slowdown, which in turn could adversely impact our ability to raise capital, construct or operate a mine or production facility.

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

As a result of the global economic crisis, REE prices declined by approximately 50% between 2008 and the end of the third quarter of 2009.  REE prices then increased significantly during 2010 and most of 2011 only to again decline from 2012 through 2016. During the first three quarter of 2017 REE prices increased significantly from the 2016 lows. This was led by a doubling of Nd and Pr prices. During the fourth quarter of 2017 prices retreated but remained well above 2016 prices. During 2018 and 2019 rare earth prices declined modestly. Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

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

The success of our business may depend, in part, on the establishment of new markets by us or third parties for certain rare earth products. Although we plan to produce rare earth products for use in end-products such as NdFeB magnets, which are used in critical existing and emerging technologies (hybrid and electric vehicles, wind power turbines, oil refining catalysts and compact fluorescent lighting), the success of our business may depend on the creation of new markets in addition to the successful commercialization of REE products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products or applications could have a material adverse effect on our ability to develop our Bear Lodge REE Project or operate our business profitably.

We expect to rely on our proprietary technology and processes to further our Bear Lodge REE Project.

We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2019, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology, and (3) separation of cerium and/or thorium from bulk REEs in an SX process. These provisional applications provided the basis for the current patent portfolio, which includes two pending U.S. patent applications, four pending foreign applications across four separate foreign jurisdictions, and three issued foreign patents across three separate foreign jurisdictions.  If allowed, a U.S. patent granted from the utility patent applications would have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property relating to our patents-pending and related technical information to Synchron in October 2017, which license became exclusive to Synchron and its affiliates in October 2019. See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources- Transaction with Synchron.

The success of our business depends, in part, on our ability to utilize our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

Our mineral resource estimates for our Bear Lodge REE Project may need to be updated.

Our mineral resources have not been updated and as such should not be relied upon as they may be updated prior to further feasibility work. Accordingly, previous mineralization estimates for the Bear Lodge REE Project will require confirmation or adjustments. The Sundance Gold Project is in the exploration stage and it is too early to estimate resources or the gold production potential of the property.

We are subject to significant governmental regulations, including permitting, licensing and approval processes that affect our operations and could impact the cost and timing of conducting our business.

Our current and future activities will be governed by laws and regulations, including the following, among others:

•laws and regulations governing mineral concession acquisition, prospecting, development, mining, processing, and production;

•laws and regulations related to exports, taxes and fees;

•labor standards and regulations related to occupational health and mine safety;

•laws and regulations relating to environmental protection concerning waste management, transportation, and disposal of toxic and radioactive substances, land use, and the protection of threatened and endangered species; and

•other matters.

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

Our business is subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation at the local, state and federal level could evolve in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities, and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations at the local, state and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Projects or some portion of our business, causing us to reevaluate those activities at that time.

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

—Under CERCLA and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

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

—The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S.  These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future.  Violation of the CWA and similar state regulatory programs can result in civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants.  They also can impose substantial liability for the costs of removal or remediation associated with such discharges.  The CWA also requires a discharge permit for certain activities, and requires the implementation of a Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of stormwater run-off.  The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by a permit issued by the U.S. Army Corps of Engineers.

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

A number of governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change. For example, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment, which has allowed the EPA to begin regulating emissions of GHGs under existing provisions of the CAA. Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Alternatively, climate change legislation potentially could benefit our business by driving demand for products utilizing rare earth containing products. We cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

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

Our success is currently largely dependent on the performance, retention and abilities of our directors, President and Chief Executive Officer (“CEO”) and certain consultants.  The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, CEO, or other qualified personnel and consultants required to operate our business.  Failure to do so could have a material adverse effect on us and our prospects.  We do not maintain life insurance policies on our employee, directors or consultants.

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

—mineral exploration, transportation or mining accidents;

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

The vast majority of the mineral rights to our Bear Lodge Property consist of “unpatented” mining claims created and maintained in accordance with the U.S. General Mining Act of 1872 (“U.S. General Mining Law”). Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than are other real property interests because the validity of unpatented mining claims can be uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations an owner of an unpatented mining claim must comply with to locate and maintain a valid claim.  Also, unpatented mining claims are always subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with not only a complex body of U.S. federal and state statutory law, but also administrative and judicial decisions interpreting those statutes and case law. In addition, there may be limitations as to the completeness of public records that determine prior claimants that could impact the validity or ownership of unpatented mining claims. The Company’s right to continue activities on the Bear Lodge Property is dependent upon our ability to pay annual claim maintenance fees.

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

—reduce open pit mine slope angles;

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

In 2009, the EPA announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry.  On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intends to prepare such regulations, it must do so by December 1, 2016.  The EPA issued its proposed rule on January 11, 2017.  Under the proposed rule, owners and operators of facilities subject to the rule would be required to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they have obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA releases them from the CERCLA Section 108(b) regulations. On February 21, 2018, the EPA issued a “final action” in which it announced its decision to not to issue final regulations because the EPA “determined that final regulations are not appropriate.” 83 Fed. Reg. 7556 (Feb. 21, 2018). In May 2018, several environmental advocacy groups challenged this action in the U.S. Circuit Court for the District of Columbia.  On July 19, 2019 the Court ruled in favor of the EPA, holding that the EPA’s decision to not finalize the proposed hardrock mining financial assurance rule was a reasonable interpretation of its CERCLA authority and CERCLA financial assurance provisions.

In 2015, U.S. President Obama issued a Presidential Memorandum to the Secretary of Interior and other federal agencies (the “Obama Presidential Memorandum”) requiring them to undertake rulemaking regarding avoidance, minimization, and compensation for impacts to natural resources, among other public lands impact items.  The U.S. Fish and Wildlife Service (the “FWS”) and the Bureau of Land Management (the “BLM”) released their final policies regarding mitigation of impacts to public lands and resources in December 2016.  The BLM’s regional mitigation strategy was designed to guide agency officials in avoiding and minimizing impacts of development on federal lands.  The strategy required BLM officials to mitigate impacts “through a landscape-scale approach, utilize best management practices, maintain durability for mitigation measures, monitor mitigation measures for compliance and effectiveness, and adaptively manage mitigation measures...” The FWS’s policy provided guidance to offset development impacts to at-risk species and their habitats. The policy called for mitigation measures, such as permittee-responsible mitigation, conservation banking, in-lieu fee programs, and habitat credit exchanges. In December 2017, the Department of the Interior issued Order No. 3360, which revoked the BLM policy. In July 2018, the FWS withdrew its compensatory mitigation policy. (83. Fed. Reg. 36472 (Jul. 30, 2018) and its Endangered Species Act compensatory mitigation policy (83 Fed. Reg. 36469 (Jul. 30, 2018) There have been no challenges to this withdrawal.

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

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our business development and operations.  Payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the Board of Directors considers relevant. In the absence of dividends, investors will only see a return on their investment if the value of our common shares appreciates.

Dilution through outstanding common share options could adversely affect the trading price of our common shares.

Because our success is highly dependent upon our employee, consultants and directors, we have granted to some or all of our key employee, directors and consultants’ options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of December 31, 2019, there were 3,450,000 stock options outstanding to employees, former employees, consultants and directors, which, if exercised, would result in an additional 3,450,000 common shares being issued and outstanding, which equals approximately 3.3% of our common shares outstanding as of December 31, 2019.

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

We believe that we were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2019, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

An investor in our common shares that is a U.S. taxpayer (referred to as a U.S. shareholder) should be aware that we believe that we were a PFIC for the year ended December 31, 2019. We also expect that we will be a PFIC for the year ended December 31, 2020 but our PFIC status for such year may not be free from doubt. We may or may not be a PFIC in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2019, or that we will or will not be a PFIC for the year ending December 31, 2020, or for any future year.  We will use commercially reasonable efforts to provide information regarding our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.  Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC, as may be the case with our wholly owned subsidiary, Rare Earth Holdings, Ltd.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.  For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (WYOMING, USA)

The Bear Lodge Property contains two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill deposit, inclusive of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor and Carbon, all of which are located near Sundance, Wyoming.  The Bear Lodge REE Project also includes the proposed hydrometallurgical plant site to be located on private property in Upton, Wyoming that we currently have an option to purchase. Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project”. We hold our interest in the Bear Lodge Property through our indirect wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

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

We control 100% of the mineral rights at the Bear Lodge Property, consisting of unpatented mining claims and a right of repurchase on adjacent private land. We hold 499 unpatented mining claims located on land administered by the USFS. The Bear Lodge Property is located within parts of Sections 5, 7 through 9, Sections 14 through 23 and Sections 26 through 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming. All of the public property mining claims are unpatented, such that the paramount title to the land is held by the U.S. All of our Mineral Resources are located on mining claims that we hold.

On October 20, 2016, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), executed an asset purchase agreement (the “Asset Purchase Agreement”).  On October 26, 2016, the Company and Whitelaw Creek closed the transactions contemplated by the Asset Purchase Agreement, pursuant to which the Company sold to Whitelaw Creek for approximately $600,000 in cash approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project (the “Land Sale”).  We have the right to repurchase the land for $1,000,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale, in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.

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

Exploration and Drilling

The Bear Lodge Mountains were initially prospected for gold during the late nineteenth and early twentieth century.  Rare earth mineralization was first discovered in approximately 1949. Various companies conducted sporadic exploration of the area from the 1970s through the 1990s, both for rare earths and for gold.  Commencing in 2004, we initiated REE exploration activities and from 2004 through 2013, a total of more than 160,000 feet of drilling was completed in over 200 core holes.  Our exploration activities between 2013 through 2015 were limited as our focus turned to development drilling at the Bull Hill and Whitetail Ridge deposits. These exploration activities included geochemical, geophysical, geological and mineralogical modeling of the district and individual deposits.

The 2013 drilling program involved infill drilling at the Whitetail Ridge deposit including 14 core holes for a total of 3,556 meters (11,697 feet). The second phase consisted of 21 core holes totaling 3,247 meters (10,650 feet) and six reverse circulation (“RC”) twin holes totaling 832 meters (2,730 feet). The RC twin holes were drilled using a center return hammer with the objective of minimizing hole erosion and obtaining assay data directly correlative to that from the adjacent core holes.

The 2014 program consisted of the excavation of a test trench along the southwestern flank of Bull Hill in August.  The main mineralized zone (Bull Hill Main) was exposed and exploited for the collection of geological information including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations. The program netted 907 tonnes (1,000 tons) of material the bulk of which is stored for current and future metallurgical work.

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

No drilling was performed from 2017 through 2019.

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

Bull Hill Deposit

The Bull Hill deposit mineralized bodies occur as steeply dipping, FMR-carbonatite dike swarms and associated stockwork. Geological interpretation of results from the 2010–2014 drill and trench programs indicates that the Bull Hill resource area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from dominantly northwesterly to almost due north. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into oxide-carbonate and FMR bodies. The mineralized structures range in size from veinlets to large dikes more than 30 meters in width. The Bull Hill deposit consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

The Whitetail Ridge mineralization occurs about 700 meters northwest of the Bull Hill deposit. The REE mineralization consists of northwest- and north-striking FMR dikes, and an FMR stockwork zone that is also elongated northeasterly, with dimensions of roughly 380 meters by 290 meters. The enveloping gravity and radiometric geophysical anomalies and coincident soil geochemical anomalies are larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Drilling conducted in 2011 through 2013 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge diatreme.

Pre-feasibility Study

In 2013 and 2014, we worked on optimizing the Bull Hill deposit plan, the mineral process methods and the Bear Lodge REE Project economics.  In 2014, a Technical Report meeting the requirements of Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects was completed and included a PFS containing an estimate of the mineralization at the Bear Lodge REE Project as well as preliminary estimates of initial and life-of mine capital costs for the potential development of the project.  These estimates have not been updated since the date of that report and the assumptions contained therein may need to be updated to be accurate in today’s environment.

Permitting Progress

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project.  This process is essential to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the plan of operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013.  The USFS selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work.  The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative.  The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies.  On January 22, 2016, our Board of Directors decided to continue to conserve cash due to the then difficult market conditions and suspend all permitting and licensing efforts, including the EIS process. We notified the USFS and cooperating agencies, the NRC and the state of Wyoming of our decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. Assuming permitting efforts resume within a reasonable time, the final EIS and draft Record of Decision, the decision document that establishes the acceptable operating conditions, would be expected within 18 to 30 months of the resumption of such permitting efforts. During 2018 the Company undertook to update the baseline environmental data for the Bear Lodge REE Project.

Metallurgy and Mineralization

A planned PUG plant, located within the Bear Lodge REE Project area, was designed to maximize concentration of the rare earth minerals and produce a mineral concentrate using a crushing, screening, and gravity separation process depending on the material type. The PUG process was designed to concentrate the rare earth-bearing fines and reduce the physical mass. There are areas of the historical mineable pit that contain variable amounts of weathered oxide material or oxide-carbonate Mineralized Material, and that contain variable grades of stockwork mineralization adjacent to the higher-grade material. Each of these material types was projected to have a different upgrade percentage and mass reduction in the PUG circuit. The historical mining plan anticipated exploitation of a distinct high-grade zone early in the Bear Lodge REE Project that was planned to allow for preferential mining in the initial years of the mine. Low and mid-grade material were to also be mined and stockpiled for future PUG processing.

Reclamation of mining-related facilities was planned to occur during mine operations, where applicable, and upon completion of mining and stockpiling of materials.  Other facilities, including the PUG plant, would be reclaimed as soon as the stockpiled materials are depleted.

The Company has formerly conducted metallurgical test work primarily at SGS Lakefield Research Limited of Lakefield, Ontario, Canada, which is independent from the Company. That test work is now being validated and enhanced by UIT as described in Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2019.

Other Exploration Target Areas at the Bear Lodge REE Project

Discovery of high-grade REE mineralization at the East Taylor Target Area and the Carbon Target Area expanded the area of known REE mineralization outside of the Bull Hill and Whitetail Ridge deposits.  The data indicate that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest.  The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor Target Area is located west of the Bull Hill deposit.  Drill assay data from the East Taylor Target Area and the Carbon Target Area identify these areas as zones of HREE-enrichment relative to the

Bull Hill deposit.  These two exploration target areas, along with the Whitetail Ridge deposit, are peripheral to the Bull Hill deposit. The discovery of these target areas indicates good potential for additional deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear to be particularly enriched in HREE.

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  The Sundance Gold Project consists of 288 unpatented lode mining claims adjacent to the Bull Hill Rare Earth Project in Crook County, Wyoming. In 2011, we published a Technical Report that contains dated estimates of inferred mineral resources on the Sundance Gold Project. As a result of the Company’s current focus on the Bear Lodge REE Project and in light of ongoing volatile economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011. We have not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves and we are not treating the estimate as current mineral resources or mineral reserves.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration of 1977 under the Federal Mine Safety and Health Act of 1977. During the year ended December 31, 2019, the Company was not subject to any regulation by the Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of March 9, 2020, we had 103,966,880 common shares issued and outstanding, held by approximately 43 shareholders of record.

DIVIDEND POLICY

We do not anticipate that we will declare any dividends in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board of Directors after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2019, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2019 that were not previously included in a Current Report on Form 8-K or Quarterly Report on Form 10-Q of the Company.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: our 10% Rolling Stock Option Plan (the “RSOP”) which was adopted by our shareholders on December 2, 2011.

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as at December 31, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,450,000	$0.16	6,946,688
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,450,000	$0.16	6,946,688

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is a U.S. Holder (as defined below).  This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the U.S.  In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be material to investors subject to special treatment under U.S. federal income tax law. For example, this discussion does not address all U.S. federal income tax aspects that may be material to U.S. Holders who own or have owned, directly or by the application of certain constructive ownership rules, 10% or more of the outstanding shares of the Company by either vote or by value, U.S. expatriates, insurance companies, tax-exempt entities, financial institutions, persons subject to the alternative minimum tax, or the base erosion and anti-abuse tax, regulated investment companies, securities broker-dealers or dealers, traders in securities who elect to apply a mark-to-market method of accounting, partnerships or other pass-through entities and investors in such an entity, persons holding our securities as part of a larger integrated transaction, persons who acquire our securities as compensation, persons who may be subject to the tax on global intangible low-taxed income, persons who may be eligible for a deduction for a portion of foreign-derived intangible income or global intangible low-tax income, and persons whose functional currency is not the U.S. dollar).  This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the U.S. and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions.  We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues.  The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested.  Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.

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

We believe that we were a PFIC for the year ended December 31, 2019. We expect that we will be a PFIC for the year ending December 31, 2020, and we may also be a PFIC for subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2019, or that we will or will not be a PFIC for the year ending December 31, 2020, or for any future year.  We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

Alternatively, a U.S. Holder of common shares may elect to recognize any gain or loss on its common shares on a mark-to-market basis at the end of each taxable year, so long as the common shares are regularly traded on a qualified exchange. The OTCQB Venture Marketplace, on which our common shares currently trade, may not be a qualified exchange for this purpose.  Therefore, we cannot provide assurance that our common shares are regularly traded on a qualified exchange for PFIC purposes, and we provide no assurance that our common shares will be regularly traded on a qualified exchange for this or any subsequent year in which we may be a PFIC.

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

Special adverse rules apply to U.S. Holders of our common shares for any year in which we are a PFIC and own or dispose of shares in another corporation that is also a PFIC (a “lower-tier PFIC”), as might be the case with our wholly owned subsidiary, Rare Element Holdings, Ltd. A U.S. Holder who owned our common shares while we were a PFIC will be taxable under the excess distribution rules described above with respect to any gain that we recognize from a disposition of shares in a lower-tier PFIC, or if the U.S. Holder disposes of all or part of its common shares.  Moreover, a QEF election or mark-to-market election that is made for our common shares would not apply to a lower-tier PFIC. While a separate QEF election may be made for a lower-tier PFIC, we do not undertake to provide the financial information to U.S. Holders that would allow them to make a QEF election for any lower-tier PFIC. A mark-to-market election generally may not be made with respect to a lower-tier PFIC.

A U.S. Holder who makes a QEF election for our common shares but not for shares of a lower-tier PFIC will be taxable under the excess distribution regime on gain that we recognize on the sale of shares of the lower-tier PFIC. Any U.S. Holder who makes a mark-to-market or deemed sale election for our common shares could be subject to the PFIC rules with respect to income of the lower-tier PFIC, even though the value of the lower-tier PFIC already was subject to tax via mark-to-market or deemed sale adjustments.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report.  This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 17, 2020.  This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

During the year ended December 31, 2019, the Company focused on (i) continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing (“piloting”), and (ii) updating and supplementing environmental baseline data in anticipation of the potential resumption of permitting efforts.  As to (i) above, we entered into a formal engagement with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to continue our technology review and advancement (see “Contractual Obligations” discussion below). Further, in 2019, the Company monitored the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain in the future. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic, non-Chinese, rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the government’s level of interest in the Company’s potential rare earth products as a segment of the supply chain, particularly considering Chinese dominance in the rare earth market. The Company is continuing to support and explore participating in these initiatives in 2020 as it is critical to the United States’ production of rare earth magnets to support the manufacturing of defense applications, electric vehicles and bicycles, wind turbines, automobiles, consumer electronics, and oil refining.  Additionally, the Company plans to further the piloting to optimize certain process steps, scale-up design criteria for a demonstration plant, and confirm operating and capital cost estimates in 2020.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Summary

Our consolidated net loss for the year ended December 31, 2019 was $1,433, or $0.02 per share, compared to our consolidated net loss of $1,764, or $0.02 per share, for the same period in 2018.  See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and Evaluation

Exploration and evaluation costs of $1,146 for the year ended December 31, 2019 approximated $1,268 for the same period in 2018. The Company has been focused on advancing our technology under the UIT technology agreement, supplementing our environmental baseline studies and maintaining our environmental obligations at the Bear Lodge REE Project.

Corporate Administration

Corporate administration costs decreased to $979 for year ended December 31, 2019, compared to $1,066 for the same period in 2018. The decrease from the prior period was the result of decreased expenses associated with our compliance and regulatory obligations.

Amortization of Intellectual Property Income

During the years ended December 31, 2019 and 2018, we amortized $650 and $257, respectively, of deferred intellectual property income. We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  Because Synchron obtained exclusive rights to the intellectual property upon exercise of the Option (as discussed below), the value of the intellectual property rights agreement was considered deferred income.  Prior to Synchron exercising its Option, we were amortizing the deferred income using the straight-line method over a period of four years (the term of the option agreement). Upon exercise of the Option, the Company fully amortized the remaining balance of the deferred intellectual property income.

Gain on Revaluation of Option Liability

Gain on the revaluation of the option liability was $19 and $285 for the years ended December 31, 2019 and 2018, respectively.  This gain is directly related to the valuation of the option agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As the option agreement was considered a derivative liability, we revalued the option liability at the end of each reporting period, until the option was exercised.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $1,935 for the year ended December 31, 2019, approximating 1,837 for the same period in 2018.  The increase in cash used from the prior period was primarily due to the results of operations, as discussed above.

Financing Activities

During the year ended December 31, 2019, the Company received $5,040 from the Synchron option exercise (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below) and $36 from stock option exercises.  There were no financing transactions for the year ended December 31, 2018.

Liquidity and Capital Resources

At December 31, 2019, our total current assets were $5,704, as compared to $2,560 at December 31, 2018, which is an increase of $3,144. The increase in total current assets is primarily due to an increase in cash and cash equivalents due to the exercise of the Synchron Option, partially offset by funding our operations. Our working capital as at December 31, 2019 was $5,234, as compared to $2,174 at December 31, 2018.

Due to transactions with Synchron in October 2019 (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below), the Company has adequate funds to meets its obligations for the 12 months following the date of filing this annual report on Form 10-K.  However, we do not have sufficient funds to fully complete feasibility studies, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transactions.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction in the longer term, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Transaction with Synchron

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.5% of the Company’s fully diluted common shares for an aggregate exercise price of an additional $5,040. Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49% of the Company’s common shares issued and outstanding.  Pursuant to an option agreement (the “Option Agreement”), the Option term was for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents-pending and related technical information.  The Company retains the right to use any such improvements.

In October 2019, Synchron exercised the Option to purchase 24,175,000 common shares for a purchase price of $5,040 pursuant to the Option Agreement. As a result, (i) Synchron’s ownership of outstanding common shares of the Company increased to approximately 49%, and Synchron (i) oibtained the right to nominate an additional board member and (iii) the intellectual property rights granted to pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron,

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report.

Contractual Obligations

On April 24, 2018, the Company executed an agreement with UIT, an affiliate of General Atomic Technologies Corporation and Synchron, to validate the Company’s rare earth processing technology, as well as, progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors of Rare Element appointed by Synchron abstained and the remaining members of the Board of Directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement was for an amount not to exceed $600 and the work concluded in early 2019.

On February 14, 2019, the Company and UIT executed a second technology test work agreement to further validate the Company’s rare earth processing technology at pilot plant scale. The Board of Directors of Rare Element approved the UIT pilot plant engagement on February 7, 2019. Consistent with the Board action in 2018 approving the first engagement of UIT, the two directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. The UIT pilot plant agreement was for an amount not to exceed $700.  Additionally, on September 9, 2019, the Company entered into an agreement to amend the scope terms and conditions related to the February 2019 agreement which resulted in additional estimated costs of $70.

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.Since the execution of the UIT agreements, the Company has incurred approximately $1,234 in costs related thereto, $403 of which is included in Accounts payable and accrued liabilities as at December 31, 2019.

CRITICAL ACCOUNTING POLICIES

Option Liability Valuation

Due to the variability in the number of common shares that could have issued upon exercise of the Option Agreement (discussed above), the Option Agreement was considered a derivative liability, as a result the Company revalued the option liability at the end of each reporting period, until the Option was exercised in October 2019.The fair value of the option liability is calculated using the Black-Scholes option valuation model. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.  Any gains or losses from the revaluation were recorded to the income statement. Upon exercise of the Option, the liability was reclassified to common shares on the Consolidated Balance Sheet.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards granted.

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Report of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Rare Element Resources Ltd.

Littleton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rare Element Resources Ltd. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Plante & Moran, PLLC

Denver, Colorado

March 17, 2020

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2019	2018
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$5,664	$2,523
Prepaid expenses and other	40	37
Total Current Assets	5,704	2,560

Equipment, net	56	61
Investment in land	600	600
Total Assets	$6,360	$3,221

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$470	$386
Total Current Liabilities	470	386

Reclamation obligation	132	132
Deferred intellectual property license income (Note 6)	–	706
Option liability (Note 6)	–	331
Repurchase option (Note 5)	600	600
Total Liabilities	1,202	2,155

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding December 31, 2019 103,966,880 and 2018 – 79,591,880	112,208	106,494
Additional paid in capital	23,831	23,763
Accumulated deficit	(130,881)	(129,191)
Total Shareholders’ Equity	5,158	1,066

Total Liabilities and Shareholders’ Equity	$6,360	$3,221

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)
	Year Ended December 31,
	2019	2018
Operating income and (expenses):
Exploration and evaluation	$(1,146)	$(1,268)
Corporate administration	(979)	(1,066)
Depreciation	(5)	(14)
Total operating expenses	(2,130)	(2,348)

Non-operating income:
Interest income	40	58
Recognized deferred income on the sale of intellectual property (Note 6)	650	257
Gain on revaluation of option liability (Note 6)	19	285
Other expense	(12)	(16)
Total non-operating income	697	584

Net loss	$(1,433)	$(1,764)

LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	84,633,798	79,591,880

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,433)	$(1,764)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	5	14
Gain on revaluation of option liability	(19)	(285)
Recognized deferred income on the sale of intellectual property	(650)	(257)
Stock-based compensation	68	104
	(2,029)	(2,188)
Changes in working capital:
Prepaid expenses and other	(3)	4
Accounts payable and accrued liabilities	97	347
Net cash and cash equivalents used in operating activities	(1,935)	(1,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	36	–
Financing transaction, net (Note 6)	5,040	–
Net cash and cash equivalents provided by financing activities	5,076	–

Increase/(decrease) in cash and cash equivalents	3,141	(1,837)
Cash and cash equivalents – beginning of the period	2,523	4,360
Cash and cash equivalents – end of the period	$5,664	$2,523

Supplemental disclosure with respect to cash flows – Note 9

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	79,591,880	$106,494	$23,659	$(127,427)	$2,726
Stock-based compensation	–	–	104	–	104
Net loss	–	–	–	(1,764)	(1,764)
Balance, December 31, 2018	79,591,880	$106,494	$23,763	$(129,191)	$1,066
Adjustment January 1, 2019 (Note 2)	–	313	–	(257)	56
Common shares issuance	24,175,000	5,365	–	–	5,365
Stock option exercises	200,000	36	–	–	36
Stock-based compensation	–	–	68	–	68
Net loss	–	–	–	(1,433)	(1,433)
Balance, December 31, 2019	103,966,880	$112,208	$23,831	$(130,881)	$5,158

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1.  NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has historically been focused on advancing the Bear Lodge REE Project and the Sundance Gold Project, both located near the town of Sundance in northeast Wyoming.  The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  The Sundance Gold Project contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property.

During the year ended December 31, 2019, the Company focused on (i) continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through piloting, and (ii) updating and supplementing environmental baseline data in anticipation of the potential resumption of permitting efforts.  Further, in 2019, the Company monitored U.S. government actions regarding securing a domestic, non-Chinese, rare earth supply chain and participated in certain discussions with government officials.

As a result of the Company’s current focus on the Bear Lodge REE Project and in light of ongoing volatile economic conditions for gold, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011. Further exploration will be required in order to define the extent of the gold occurrences.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Annual Report on Form 10-K. The Company previously reported substantial doubt about its ability to continue as a going concern in its financial statements for the year ended December 31, 2018 and subsequent quarterly financial statements in 2019.  Due to the transaction with Synchron (Note 6), management no longer believes there is substantial doubt as to its ability to continue as a going concern. However, even with the transaction with Synchron, we do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction.

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

Correction of immaterial error – valuation of the Synchron option liability

During October 2019, we identified an error to the consolidated financial statements for the years 2017 and all quarterly periods through September 30, 2019 related to the valuation of the Synchron option liability (see Note 6 for complete discussion of the transaction). We were utilizing an incorrect estimated number of common shares to be issued upon Synchron’s exercise of its Option. The valuation utilized approximately 14,600,000 common shares estimated to be issued upon exercise of the Option, The Company disclosed in its annual report on Form 10-K for the years ended December 31, 2018 and 2017, this amount was potentially dilutive to its shareholders. In each of its interim quarterly disclosures on Form 10-Q, the Company disclosed the number of common shares to be issued would be equivalent to approximately an additional 15.49% of the Company’s fully diluted outstanding common shares immediately after the exercise of the Option.  However, the Company issued 24,175,000 common shares upon exercise of the Option which is consistent with certain other public disclosures and the intention of the parties under the Option Agreement. The Company had properly disclosed the potential issuance of 24,175,000 common

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

shares in its 2018 proxy statement and the Form 8-K filing announcing the term sheet for the transaction filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2017. Synchron additionally disclosed 24,175,000 beneficial ownership shares in its Schedule 13D filed with the SEC on October 19, 2017. The effect of correcting this error as of January 1, 2019 to consolidated financial statements was to decrease Deferred intellectual property license income by $56, increase Common shares by $313 and increase Accumulated deficit by $257.

Management evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of this error was significant to the year ended December 31, 2017, the correction would not be material to any individual prior period, nor did it have a material effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of January 1, 2019 and have correctly stated the amounts for the year ended December 31, 2019 Consolidated Financial Statements included in this Form 10-K. This error and correction was disclosed in the Company’s quarterly financial statements on Form 10-Q for the nine months ended September 30, 2019 as filed with the SEC on November 18, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2019 and 2018, cash and cash equivalents consisted of $5,664 and $2,523, respectively, of funds held in bank accounts with financial institutions in both Canada and the United States.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Reclamation obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies. Our reclamation obligation was $132 as of December 31, 2019 and 2018.

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

Option Liability Valuation

Due to the variability in the number of common shares that could have been issued upon exercise of the Option Agreement (Note 6), the Option Agreement was considered a derivative liability. As a result the Company revalued the option liability at the end of each reporting period, until the Option was exercised in October 2019.  The fair value of the option liability was calculated using the Black-Scholes option valuation model. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option. Any gains or losses from the revaluation were recorded to the income statement. Upon exercise of the Option, the liability was reclassified to common shares on the Consolidated Balance Sheet. As noted previously, an error for the Synchron option liability was discovered in October 2019 and the appropriate adjustments to correct the error have been made.

Stock-based Compensation

The fair value of stock-based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital.  The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Loss per Share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2019 and 2018, we had 3,450,000 and 3,385,400 of potentially dilutive securities, respectively related to outstanding stock options.

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

The following table presents information about financial instruments recognized at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,664	$ –	$-	$5,664
Option liability (Note 6)	$-	$ –	$-	$-

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,523	$ –	$-	$2,523
Option liability (Note 6)	$-	$ –	$331	$331

4.  MINERAL PROPERTIES

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

5.  EQUIPMENT AND LAND

At December 31, 2019 and 2018, equipment consisted of the following:

	December 31, 2019			December 31, 2018
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$1	$1	$ –	$1	$1	$-
Furniture	13	13	–	13	13	-
Geological equipment	346	292	54	346	288	58
Vehicles	87	85	2	87	84	3
	$447	$391	$56	$447	$386	$61

Depreciation expense for the year ended December 31, 2019 and 2018 was $5 and $14, respectively.  We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired. During the year ended December 31, 2018, we impaired certain assets with a net book value of $13, resulting in an impairment charge of $13 as the assets were no longer in use. There was no such impairment charge for the year ended December 31, 2019.

On October 26, 2016, we sold approximately 640 acres of non-core real property to Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), for net proceeds of $595 in cash (the “Land Sale”).  We have the right to repurchase the land for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale, in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.  Payment of any common shares of the Company is subject to a beneficial ownership limitation for Whitelaw Creek and its affiliates collectively of 9.9% of the then-current total number of outstanding common shares of the Company, and in no event may the portion of the Repurchase Price paid in common shares of the Company exceed 5 million shares.

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

6.SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 33.5% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15.49% of the Company’s fully diluted common shares for an aggregate exercise price of an additional $5,040. Synchron’s ownership percentage, immediately after giving effect to such exercise, is limited to 49.9% of the Company’s common shares issued and outstanding.  Pursuant to an option agreement (the “Option Agreement”), the Option term was for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents-pending and related technical information.  The Company retains the right to use any such improvements.

On October 16, 2019, Company issued to Synchron 24,175,000 common shares of the Company for a purchase price of $5,040 in connection with the exercise by Synchron of the Option.  Accordingly, (i) Synchron’s ownership of outstanding common shares of the Company increased from approximately 33.5% to approximately 49%, and

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Synchron (ii) obtained the right to nominate an additional board member and (iii) the intellectual property rights granted to pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron,

The Company engaged a third-party valuation firm to determine the fair value of each component of the Synchron transaction: the Investment Agreement, the Option Agreement and the IP Rights Agreement.  As of the 2017 closing date of the Synchron transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.  The costs incurred to complete the transaction were allocated to each component based on relative fair value to cost of equity, operating expenses and reduction to deferred income as they related to each component, respectively.

The value of the common shares was determined using a probability-weighted expected return method (“PWERM”) analysis, which included six different probability-weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the pre-feasibility study completed in 2014 and trailing five-year average rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that could have been be issued upon exercise, the Option was considered a derivative liability. As a result, we revalued the option liability at the end of each reporting period, until the Option was exercised.  Any gains or losses from the revaluation are recorded to the Consolidated Statements of Operations.  There was no option liability as of December 31, 2019, as Synchron exercised the Option in October 2019.  The fair value of the option liability as of December 31, 2018 was $331.  The gain on the revaluation of the Option liability was $19 and $285 for the years ended December 31, 2019 and 2018, respectively. The Option was valued utilizing the Black-Scholes valuation model on December 31, 2018. The significant assumptions are as follows:

December 31, 2018
Risk-free interest rate	2.46%
Expected volatility	75%
Expected dividend yield	Nil
Expected term in years	2.8
Estimated forfeiture rate	Nil
Estimated exercise price	$0.34
Estimated enterprise value per common share	$0.00

The estimated enterprise value is primarily due to the five-year trailing average of the market price of rare earth elements, which is utilized for accounting purposes but not necessarily indicative of current or future trading values of the common shares of the Company. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.  As discussed in Note 2, an error for the Synchron option liability was discovered in October 2019 and the appropriate adjustments to correct the error have been made.

Because Synchron and its affiliates would obtain exclusive rights to the intellectual property upon exercise the Option, the value of the IP Rights Agreement was considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortized the deferred income using the straight-line method over the term of the Option Agreement as this was the period of the Company’s performance obligation related to the IP Rights Agreement.  During the years ended December 31, 2019 and 2018, we amortized $650 and $257, respectively, of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

employees or consultants.  The maximum term of any stock option is 10 years.  The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date.  The Board retains the discretion to impose vesting periods on any options granted.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the grant date. There were no options granted during the year ended December 31, 2018. The significant assumptions used to estimate the fair value of 850,000 stock option awards granted during the year ended December 31, 2019 using the Black-Scholes option valuation model are as follows:

Risk-free interest rate	2.50%
Expected volatility	141%
Expected dividend yield	Nil
Expected term in years	5.0
Estimated forfeiture rate	Nil

The following table summarizes stock option activity for each of the years ended December 31, 2019 and 2018:

	For the years ended December 31,
	2019		2018
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,385,400	$0.24	4,031,400	$0.44
Granted	850,000	0.07	–	–
Exercised	(200,000)	0.18	–	–
Cancelled/Expired	(585,400)	0.27	(646,000)	1.50
Outstanding, end of period	3,450,000	$0.16	3,385,400	$0.24

Exercisable, end of period	2,600,000	$0.19	3,010,400	$0.24

A summary of stock option activity as of December 31, 2019 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	375,000	$ 0.25
Granted	850,000
Vested	(375,000)
Non-vested at December 31, 2019	850,000	$ 0.07

The stock-based compensation cost recognized in our Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 was $68 and $104, respectively. As of December 31, 2019, there was $18 of unrecognized compensation cost related to 850,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately one year. At December 31, 2019, the intrinsic value of outstanding and exercisable stock options was $2,647.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Our future tax assets and liabilities at December 31, 2019 and 2018 include the following components:

	As of December 31,	As of December 31,
	2019	2018
Deferred tax assets:
Non-current:
Accrued vacation and deferred revenue	$ 3	$ 141
Noncapital loss carryforwards, Canada	2,462	2,824
Capital loss carryforwards, Canada	6	7
Net operating loss carryforwards, U.S.	18,824	14,247
Mineral properties	3,325	4,563
Reclamation provision	28	28
Equipment	148	150
Share based compensation	23	75
Research and development	982	1,192
Deferred tax assets	25,211	23,227
Valuation allowance	(25,211)	(23,099)
Net	$ –	$ 128

Deferred tax liabilities:
Non-Current:
Option liability	$ –	$ (128)
Deferred tax liabilities	$ –	$ (128)
Net deferred tax asset/(liability)	$ –	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2019	2018
Canada	$2,897	$3,211
United States	22,314	19,888
Total valuation allowance	$25,211	$23,099

In December 2017, the United States enacted comprehensive tax reform legislation known as the “Tax Cuts and Jobs Act” that, among other things, reduces the U.S. federal corporate income tax rate from 35% or 21% and implements a territorial tax system, but imposes an alternative base erosion and anti-abuse tax (“BEAT”), and an incremental tax on global intangible low tax foreign income (“GILTI”) effective January 1, 2018.  Since, we have selected an accounting policy with respect to both the new BEAT and GILTI rules to compute the related taxes in the period we become subject to these rules.  There were no inclusions of either taxes during the year.

Because we are unable to determine whether it is more likely than not that the net deferred tax assets will be realized, we continue to record a 100% valuation against the net deferred tax assets.

The valuation allowance increased $2,112 from the year ended December 31, 2018 to the year ended December 31, 2019.  There was a decrease in the net deferred tax assets, primarily net operating loss carryforwards (“NOL’s”).  The decrease in net deferred tax assets resulted primarily from amortization of capitalized exploration and research and development costs and decrease in net deferred tax asset for share based compensation resulting from expirations and cancellations.

At December 31, 2019, we had U.S. NOL carryforwards of approximately $76,329, which expire from 2020 to 2037.  As a result of the TCJA, US NOLs generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward.  This does not affect losses incurred in years ended in 2017 or earlier.   In addition, we had Canadian non-capital loss carryforwards of approximately C$11,846, which expire from 2020 to 2040.  As of December 31, 2019, there were Canadian capital loss carryforwards of C$59.  A full valuation allowance has been recorded against the tax effected US and Canadian loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. NOL carryforwards. No Section 382 study has been completed; therefore, the actual usage of U.S. NOL carryforwards has not been determined.

For financial reporting purposes, income/(loss) from continuing operations before income taxes consists of the following components:

	For the years ended December 31,
	2019	2018
Canada	$ (63)	$ (80)
United States	(1,370)	(1,684)
	$ (1,433)	$ (1,764)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,	As of December 31,
	2019	2018
Net income (loss)	$ (1,433)	$ (1,764)
Statutory tax rate	27%	26%
Tax expense (recovery) at statutory rate	(387)	(459)

State taxes	(312)	–
Foreign rate differential	61	–
Change in tax rates	(119)	(61)
Share issuance costs amortization	(24)	(23)
Stock-based compensation	94	708
Expired net operating loss carryovers	18	30
Prior year true-up	(1,304)	(10)
Change in valuation allowance	1,973	(185)
Income tax expense (recovery)	$ -	$ -

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

Contract Commitment – Related Party

On April 24, 2018, the Company executed an agreement with UIT, an affiliate of General Atomic Technologies Corporation and Synchron, to validate the Company’s rare earth processing technology, as well as, progress the Company’s intellectual property.  Because Synchron is a significant shareholder of the Company, the two directors

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

of Rare Element appointed by Synchron abstained and the remaining members of the Board of Directors of Rare Element approved the UIT engagement on April 17, 2018.  The UIT agreement was for an amount not to exceed $600 and the work was concluded in early 2019.

On February 14, 2019, the Company executed a technology test work agreement with UIT to further validate the Company’s rare earth processing technology at pilot plant scale.  Because Synchron is a significant shareholder of the Company, the two members of the Board of Directors of Rare Element who were appointed by Synchron abstained, and the remaining members of the Board approved the UIT engagement.  The UIT pilot plant agreement was for an amount not to exceed $700.  Additionally, on September 9, 2019, the Company entered into an agreement to amend the scope terms and conditions related to the February 2019 agreement which resulted in additional estimated costs of $70.

The UIT pilot plant test work was completed in December 2019, with test work reports subsequently provided to the Company.  Further piloting is planned for 2020 to include economic optimization of certain process steps, developing scale-up design criteria for a demonstration plant, and confirmation of operating and capital cost estimates.

Since the execution of the UIT agreements, the Company has incurred approximately $1,234 in costs related thereto, $403 of which is included in Accounts payable and accrued liabilities as at December 31, 2019.

See Note 11 for discussion regarding an agreement entered into with UIT during March 2020.

9.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the years ended December 31, 2019 or 2018.

10.  SEGMENT INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties.

11.  SUBSEQUENT EVENT

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

In early March 2020, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain mineral and energy products. These changes, including a potential economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s project development activities, cash flows and liquidity.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2019.  Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2020 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	By	/s/ Adria Hutchison
	Randall J. Scott, President, Chief Executive Officer and Director		Adria Hutchison, (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 17, 2020		Date: March 17, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 17, 2020

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 17, 2020

By:	/s/ Lowell A. Shonk
Lowell A. Shonk, Director
Date: March 17, 2020

By:	/s/ David Roberts
David Roberts, Director
Date: March 17, 2020

By:	/s/ Kenneth J. Mushinski
Kenneth J. Mushinski, Director
Date: March 17, 2020

By:	/s/ Barton S. Brundage
Barton S. Brundage, Director
Date: March 17, 2020

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director (Principal Executive Officer)
Date: March 17, 2020

By:	/s/ Adria Hutchison
Adria Hutchison, (Principal Financial Officer) Date: March 17, 2020

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR filed with the SEC on November 17, 2009)
4.1+	Description of Securities
10.1*	10% Rolling Stock Option Plan of the Company (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)
10.2*

Form of Stock Option Agreement under 10% Rolling Stock Option Plan (incorporated by reference to Schedule C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2011)

10.3

Term Sheet for Purchase of Common Shares, Options and Intellectual Property Rights, dated August 18, 2017, by and between the Company and General Atomics Uranium Resources, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.4

Investment Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.5	Common Share Purchase Option, dated October 2, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)
10.6

Intellectual Property Rights Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.7*

Employment Agreement, effective January 1, 2018, by and between Rare Element Resources, Inc. and Randall J. Scott (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2018)

16.1	Letter from EKS&H LLLP, dated October 4, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on October 5, 2018)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on September 28, 2011)
23.1+	Consent of Plante & Moran, PLLC
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan, contract or arrangement.