Form 10-Q
period 2020-03-31
RARE ELEMENT RESOURCES LTD
filed 2020-05-11
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of May 7, 2020: 104,007,066.

i

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

ITEM 4.  CONTROLS AND PROCEDURES16

PART II – OTHER INFORMATION16

ITEM 1.  LEGAL PROCEEDINGS16

ITEM 1A.  RISK FACTORS16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES17

ITEM 4.  MINE SAFETY DISCLOSURES17

ITEM 5.  OTHER INFORMATION17

ITEM 6.  EXHIBITS17

SIGNATURES18

ii

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•our ability to resume suspended operational, licensing and permitting activities successfully;

•our ability and the timing to obtain the necessary permits and licenses, including project development, mining, beneficiation and processing permits and source material licenses;

•the potential impact of the coronavirus outbreak on our business operations, ability to raise capital, ability to obtain licenses and permits, impact on rare earth prices, and future plans to construct and operate a mine and produce rare earth products;

•the confirmation and piloting of our rare earth element recovery and separation technology and the ability to use it with respect to our Bear Lodge Rare Earth Element Project (the “Bear Lodge REE Project” or “Project”) or otherwise;

•the cost and timing of the further piloting of our rare earth element recovery and separation;

•our ability to license, permit, construct and operate a demonstration scale recovery and separation plant, or the cost or outcomes of its construction and operation;

•our ability to arrange the services of third parties to demonstrate the recovery and separation of rare earth products from Bear Lodge REE Project mineralized material or mineralized material from other sources;

•our ability and timing to exercise our right to purchase certain non-mineral lands for waste rock storage and mineral processing operations;

•anticipated losses in the operation of our business until such time, which may not occur in the foreseeable future or at all, as the development of the Project is completed, and the production stage has commenced;

•our ability to fund anticipated losses in the operation of our business until the development and operation, which may not occur in the foreseeable future or at all, of the Project is completed;

•the narrowed focus or suspension of the Company’s near-term operational, licensing and permitting activities;

•the pursuit of potential financing and strategic alternatives;

•expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance the Project;

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

•our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) conduct our Project’s activities and (iii) maintain our general and administrative expenditures at appropriate levels;

•the potential adverse effects of the coronavirus outbreak on our business operations, ability to raise capital, ability to obtain licenses and permits, and future plans to construct and operate a mine and produce rare earth products;

•the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron (as herein defined) and may also require the prior approval of the other shareholders of the Company;

•whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

•depressed and volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;

•our lack of production from our mineral properties;

•our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Project;

•the potential outcome of future feasibility studies that may indicate that the Project’s economics are less favorable than previously expected;

•our ability to resume our currently suspended federal and state licensing and permitting efforts for the Bear Lodge REE Project in a timely and cost-effective manner, or at all;

•the permitting, licensing and regulatory approval process with respect to the exploration, development and operation of our Project;

•increased costs affecting our financial condition;

•establishing adequate distribution channels to place our future suite of products;

•competition in the mining and the rare earth industries, including an increase in global supplies or predatory pricing and dumping by our competitors;

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

•our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations, and the ability to acquire another location if necessary;

•delay from opposition to the development of our Project from third parties;

•changes in government policies and resulting actions with respect to the rare earth industry;

•continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or license or permit requirements adverse to the mining industry, including measures regarding reclamation, water and air protection, land use and climate change;

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

•effects of legislation or proposed legislation on the mining industry and our business;

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

•risk factors discussed in our 2019 Annual Report;

•other factors, many of which are beyond our control; and

•the further adverse impact of the COVID-19 pandemic on any of the above factors.

This list is not exhaustive of the factors that might affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K for the year ended December 31, 2019. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,918	$5,664
Prepaid expenses and other	10	40
Total Current Assets	4,928	5,704

Equipment, net	55	56
Investment in land	600	600
Total Assets	$5,583	$6,360

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$236	$470
Total Current Liabilities	236	470

Reclamation obligation	132	132
Repurchase option	600	600
Total Liabilities	968	1,202

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2020 and December 31, 2019 – 104,007,066 and 103,966,880, respectively	112,208	112,208
Additional paid in capital	23,890	23,831
Accumulated deficit	(131,483)	(130,881)
Total Shareholders' Equity	4,615	5,158

Total Liabilities and Shareholders' Equity	$5,583	$6,360

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three months ended March 31,
	2020	2019

Operating expenses:
Exploration and evaluation	$(232)	$(230)
Corporate administration	(390)	(241)
Depreciation	(1)	(1)
Total operating expenses	(623)	(472)

Non-operating income:
Interest income	20	8
Recognized deferred income on the sale of intellectual property (Note 4)	–	64
Gain on revaluation of option liability (Note 4)	–	15
Other income (expense)	1	–
Total non-operating income	21	87

Net loss	$(602)	$(385)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	103,967,320	79,591,880

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(602)	$(385)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	1	1
Gain on revaluation of option liability	–	(15)
Recognized deferred income on the sale of intellectual property	–	(64)
Stock-based compensation	59	15
	(542)	(448)
Changes in working capital
Prepaid expenses and other	30	28
Accounts payable and accrued liabilities	(234)	(138)
Net cash and cash equivalents used in operating activities	(746)	(558)

Decrease in cash and cash equivalents	(746)	(558)
Cash and cash equivalents - beginning of the period	5,664	2,523
Cash and cash equivalents - end of the period	$4,918	$1,965

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	79,591,880	$106,494	$23,763	$(129,191)	$1,066
Stock-based compensation	–	–	15	–	15
Net loss	–	–	–	(385)	(385)
Balance, March 31, 2019	79,591,880	$106,494	$23,778	$(129,576)	$696

Balance, December 31, 2019	103,966,880	$112,208	$23,831	$(130,881)	$5,158
Stock option exercise	40,186	–	–	–	–
Stock-based compensation	–	–	59	–	59
Net loss	–	–	–	(602)	(602)
Balance, March 31, 2020	104,007,066	$112,208	$23,890	$(131,483)	$4,615

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1.NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has been focused on advancing the Bear Lodge REE Project  located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  Additionally, the Company holds a 100% interest in the Sundance Gold Project, adjacent to the Bear Lodge REE Project, which contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. As a result of the Company’s current focus on the Bear Lodge REE Project, the Sundance Gold Project has been on hold since 2011 and  further exploration will be required in order to define the extent of the gold occurrences.

During the quarter ended March 31, 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through piloting.  During March 2020, the board of Directors approved the engagement of Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, for further pilot plant test work to optimize certain processes and develop scale-up design criteria and cost estimates for a planned demonstration plant. The Company continued to monitor U.S. government actions regarding securing a domestic, non-Chinese, rare earth supply chain, participated in certain discussions with government officials, and met with a number of State and U.S. government officials regarding potential funding participation in the development of a demonstration plant.

2.BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2019, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2020, and the results of our operations and cash flows for the three months ended March 31, 2020 and 2019 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q. The Company has incurred losses since inception and further losses are anticipated in the development of its business, however, management does not believe there is substantial doubt as to its ability to continue as a going concern.  However, even with the transactions with Synchron in 2017 and 2019 (Note 4), we do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

3.EQUIPMENT

	March 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1	$ 1	$ –	$ 1	$ 1	$ –
Furniture	13	13	–	13	13	–
Geological equipment	346	293	53	346	292	54
Vehicles	87	85	2	87	85	2
	$ 447	$ 392	$ 55	$ 447	$ 391	$ 56

4.SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 34% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15% of the Company’s fully diluted common shares for an aggregate exercise price of an additional $5,040. Pursuant to an option agreement (the “Option Agreement”), the Option term was for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents-pending and related technical information.  The Company retains the right to use any such improvements.

On October 16, 2019, the Company issued to Synchron 24,175,000 common shares of the Company for a purchase price of $5,040 in connection with the exercise by Synchron of the Option.  Accordingly, (i) Synchron’s ownership of outstanding common shares of the Company increased from approximately 34% to approximately 49%, and (ii) Synchron obtained the right to nominate an additional board member and (iii) the intellectual property rights granted to pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron,

The Company engaged a third-party valuation firm to determine the fair value the three components of the Synchron transaction: the Investment Agreement, the Option Agreement and the IP Rights Agreement.  As of the 2017 closing date of the Synchron transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.  The costs incurred to complete the transaction were allocated to each component based on relative fair value to cost of equity, operating expenses and reduction to deferred income as they related to each component, respectively.

The value of the common shares was determined using a probability-weighted expected return method (“PWERM”) analysis, which included six different probability-weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the pre-feasibility study completed in 2014 and trailing five-year average rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that could have been be issued upon exercise, the Option was considered a derivative liability. As a result, we revalued the option liability at the end of each reporting period, until the Option was exercised.  Any gains or losses from the revaluation were recorded to the Consolidated Statements of Operations.  The gain on the revaluation of the Option liability was $15 for the three months ended March 31, 2019. Due to the Synchron exercise the Option in October 2019, the Company no longer has a liability related to the Option and will no longer have any gains or losses from the revaluation of the Option liability.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

On March 31, 2019, the Option was valued utilizing the Black-Scholes valuation model. The significant assumptions are as follows:

March 31, 2019
Risk-free interest rate	2.24%
Expected volatility	75%
Expected dividend yield	Nil
Expected term in years	2.5
Estimated forfeiture rate	Nil
Estimated exercise price	$0.34
Estimated enterprise value per common share	$0.00

The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates would obtain exclusive rights to the intellectual property upon exercise the Option, the value of the IP Rights Agreement was considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortized the deferred income using the straight-line method over the term of the Option Agreement as this was the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three months ended March 31, 2019, we amortized $64 of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based compensation

As of March 31, 2020, we have 4,100,000 options outstanding that were issued under the 10% Rolling Stock Option Plan.

The compensation expense for stock option awards recognized in our consolidated financial statements for the three months ended March 31, 2020 and 2019 was $59 and $15, respectively.  As of March 31, 2020, there was approximately $523 of total unrecognized compensation cost related to 1,175,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.5 years.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date.  There were 750,000 and 850,000 options granted during the three months ended March 31, 2020 and 2019, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Risk-free interest rate	1.45%	2.49%
Expected volatility	148%	141%
Expected dividend yield	Nil	Nil
Expected term in years	5.0	5.0
Estimated forfeiture rate	Nil	Nil

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes our stock option activity for each of the three months ended March 31, 2020 and 2019:

	2020		2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,450,000	$0.16	3,385,400	$0.44
Granted	750,000	0.83	850,000	0.07
Exercised (1)	100,000	0.32	–	–
Cancelled/Expired	–	–	(41,400)	0.32
Outstanding, end of period	4,100,000	$0.28	4,194,000	$0.21

Exercisable, end of period	2,925,000	$0.17	2,969,000	$0.24

Weighted-average fair value per share of options granted during period	$ 0.75		$ 0.07

(1)The 100,000 stock options exercised resulted in 40,186 common shares being issued under the net settlement option pursuant to the terms of the 10% Rolling Stock Option Plan for the three months ended March 31, 2020.

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

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a planned demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

Since the execution of the UIT agreements, the Company has incurred approximately $1,354 in costs related thereto, $120 of which is included in Accounts payable and accrued liabilities as at March 31, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2020, has been prepared based on information available to us as of May 11, 2020. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2019, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the quarter ended March 31, 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing .We entered into a formal engagement during March 2020 with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, to continue our technology advancement (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the agreement). Further, in 2020, the Company continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain in the future. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic, non-Chinese, rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the government’s level of interest in the Company’s potential rare earth products as a segment of the supply chain, particularly considering Chinese dominance in the rare earth market. In addition, the novel coronavirus outbreak in early 2020 is expected to further focus the U.S. government on the importance of a non-Chinese domestic rare earth supply chain. The Company is continuing to support and explore participating in these initiatives in 2020 as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles and bicycles, wind turbines, automobiles, consumer electronics, and oil refining equipment.  During 2020, the Company plans further piloting to optimize certain process steps, scale-up design criteria for a planned demonstration plant, confirm operating and capital cost estimates, and seek potential U.S. government funds for the demonstration plant.

As of March 31, 2020, the global outbreak of the novel coronavirus pandemic (“COVID-19”) has become wide-spread and is dramatically impacting many worldwide businesses as well as the U.S. and world economies. Although the Company’s employee and consultants were already working remotely and have not been materially impacted at this time in daily work schedules other than instituting travel restrictions, the Company has seen delays from third parties under contract with the Company.  This includes the pilot plant studies with UIT, which has been engaged in the work relating to processing and separation of rare earths (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the agreement).  UIT has slowed the progression of the planned work due to worker restrictions in Germany.  Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work and our ability to progress our current business plans.  Additionally, any economic downturn triggered by the pandemic and resulting direct and indirect negative impact to the Company cannot currently be determined but could have a prospective material impact to the Company’s future Project activities, cash flows and liquidity.  Further, it is unknown, what, if any, impact the pandemic and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. The Company is monitoring the impact of the COVID-19 pandemic on its 2020 plans. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2020 was $602, or $0.01 per share, compared with our consolidated net loss of $385, or nil per share, for the same period in 2018.  See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and evaluation

Exploration and evaluation costs were $232 and $230 for the three months ended March 31, 2020 and 2019, respectively. We have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations, supplementing our environmental baseline studies and reviewing and advancing our technology under the UIT technology agreement.

Corporate administration

Corporate administration costs were $390 and $241 for the three months ended March 31, 2020 and 2019, respectively. The increase from the prior period was the result of increased expenses associated with our compliance and regulatory obligations and lobbying efforts.

Amortization of Intellectual Property Income

During the three months ended March 31, 2019, we amortized $64 of deferred intellectual property income.  We incurred deferred intellectual property income due to the IP Rights Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources - Transaction with Synchron” discussion below).  Because Synchron obtained exclusive rights to the intellectual property upon exercise of the Option (as discussed below), the value of the IP Rights Agreement was considered deferred income.  Prior to Synchron exercising its Option, we were amortizing the deferred income using the straight-line method over a period of four years (the term of the Option Agreement). Upon exercise of the Option during the fourth quarter of 2019, the Company fully amortized the remaining balance of the deferred intellectual property income. As a result, there was no amortization during the three months ended March 31, 2020.

Gain on Revaluation of Option Liability

Gain on the revaluation of the Option liability was $15 for the three months ended March 31, 2019.  This gain is directly related to the valuation of the Option Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As the Option Agreement was considered a derivative liability, we revalued the Option liability at the end of each reporting period, until the Option was exercised during the fourth quarter of 2019. As a result, there was no gain on revaluation of the Option liability during the three months ended March 31, 2020.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $746 for the three months ended March 31, 2020, as compared with $558 for the same period in 2019. The increase of $188 in cash used is primarily the result of increased spending on Corporate administration activities.

Financial Position, Liquidity and Capital Resources

At March 31, 2020, our total current assets were $4,928, as compared with $5,704 as of December 31, 2019, which is a decrease of $776. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents due to funding our operations. Our working capital as at March 31, 2020 was $4,692, as compared with $5,234 at December 31, 2019.

Due to transactions with Synchron in October 2019 (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below), the Company has adequate funds to meets its obligations for the 12 months following the date of filing this quarterly report on Form 10-Q.  We do not have sufficient funds, however, to fully complete feasibility studies, licensing, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing any such financing, agreement or transactions.  Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction in the longer term, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Transaction with Synchron

On October 2, 2017, the Company and Synchron completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 34% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15% of the Company’s fully diluted common shares for an aggregate exercise price of an additional $5,040. Pursuant to an option agreement (the “Option Agreement”), the Option term was for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents-pending and related technical information.  The Company retains the right to use any such improvements.

In October 2019, Synchron exercised the Option to purchase 24,175,000 common shares for a purchase price of $5,040 pursuant to the Option Agreement. As a result, (i) Synchron’s ownership of outstanding common shares of the Company increased to approximately 49%, and (ii) Synchron obtained the right to nominate an additional board member and (iii) the intellectual property rights granted to pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron,

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

As noted in Item 7 of Part II of our Annual Report on Form 10-K, during the three months ended March 31, 2020 the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. This engagement took place on March 9, 2020. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a planned demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, commodity price risk and other price risk.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of March 31, 2020.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2020 there were no material changes to the risk factors, other than discussed below, disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic, and the President of the United States declared the outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus and emergency measures to counteract the impacts of COVID-19.

The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to raise capital, construct or operate a mine or production facility, or execute our business plans. In addition, preventive measures we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as decreased employee or contractor availability, unavailability of needed products or services, or disruptions to the businesses of our contracted services and others. Our suppliers may also face these and other challenges, which could lead to a disruption or delays in their services. For example, UIT, which has been engaged in the test work relating to processing and separation of rare earths, has been slowed due to worker restrictions in Germany, although we still believe the work will be completed timely. The pandemic and resulting economic slowdown may also impact the supply and demand for rare earths domestically and globally. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic cannot be reasonably estimated at this time due to the uncertainty of future developments.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2020, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

The Company’s 2020 annual meeting for the fiscal year ended December 31, 2019 will be held at the offices of General Atomics affiliates, 7800 East Dorado Place, 2nd Floor Conference Room, Greenwood Village, Colorado 80111 on Tuesday, June 9, 2020 at 2:00 p.m. (Mountain Standard Time). The Company’s shareholders may participate via teleconference and are encouraged to do so rather than attending in person due to COVID-19 social distancing restrictions.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	10% Rolling Stock Option Plan as Amended and Restated on April 7, 2020
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+Filed herewith.

++Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 11, 2020

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	May 11, 2020