Form 10-Q
period 2020-06-30
RARE ELEMENT RESOURCES LTD
filed 2020-08-14
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of August 10, 2020: 104,301,767.

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

•the potential impact of the COVID-19 pandemic (“COVID-19”) on (i) our business operations, (ii) our ability to raise capital, obtain licenses and permits, and to timely complete pilot plant test work, (iii) rare earth element prices, (iv) near-term plans to construct and operate a demonstration scale recovery and separation plant, (v) our longer-term plans to construct and operate a full-scale mine and associated processing facilities, and (vi) our overall commercial production and sale of rare earth products;

•the confirmation and piloting of our rare earth element recovery and separation technology and the ability to use it with respect to our Bear Lodge Rare Earth Element Project (the “Bear Lodge REE Project” or “Project”);

•the cost and timing of the further piloting of our rare earth element recovery and separation processes;

•our ability to license, permit, construct and operate a demonstration scale recovery and separation plant, or the cost or outcomes of its construction and operation;

•our ability to arrange for services of third parties to demonstrate the recovery and separation of rare earth products from the Bear Lodge REE’s Project mineralized material or mineralized material from other sources;

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

•the pursuit of potential financing and strategic alternatives including U.S. government funds;

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

•the ability to complete a future feasibility study with respect to the Bear Lodge REE Project;

•the estimated capital costs required to develop the Bear Lodge REE Project;

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

•the potential impact of COVID_19, including risks associated with uncertainties relating to its ultimate spread, severity and duration, and related adverse effects on the global economy and financial markets, and its impact on rare earth prices;

•the impact of COVID-19 on (i) our business operations, (ii) our ability to raise capital, obtain licenses and permits, and timely complete pilot plant test work, (iii) rare earth element prices, (iv) our near-term plans to construct and operate a demonstration scale recovery and separation plant, (v) our longer term plans to construct and operate a mine and processing facilities, and (vi) our  production and sale of rare earth products;

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

•volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;

•our lack of production from our mineral properties;

•our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Project;

•the results of future feasibility studies with respect to the Project;

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

•changes in government policies and future potential actions of the government with respect to the rare earth and mining industries;

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

•share price volatility;

•our securities, including in relation to both Company performance and general security market conditions;

•the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB Venture Marketplace;

•tax consequences to U.S. shareholders related to our status as a “passive foreign investment company”;

•risk factors discussed in our 2019 Annual Report on Form 10-K; and

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$4,184	$5,664
Prepaid expenses and other	95	40
Total Current Assets	4,279	5,704

Equipment, net	53	56
Investment in land	600	600
Total Assets	$4,932	$6,360

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$116	$470
Total Current Liabilities	116	470

Reclamation obligation	132	132
Repurchase option	600	600
Total Liabilities	848	1,202

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding June 30, 2020 and December 31, 2019 – 104,301,767 and 103,966,880, respectively	112,314	112,208
Additional paid in capital	23,996	23,831
Accumulated deficit	(132,226)	(130,881)
Total Shareholders' Equity	4,084	5,158

Total Liabilities and Shareholders' Equity	$4,932	$6,360

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses:
Exploration and evaluation	$(292)	$(224)	$(524)	$(454)
Corporate administration	(454)	(238)	(844)	(479)
Depreciation	(2)	(2)	(3)	(3)
Total operating expenses	(748)	(464)	(1,371)	(936)

Non-operating income (expenses):
Interest income	5	11	25	19
Recognized deferred income on the sale of intellectual property (Note 4)	–	64	–	128
Gain (loss) on revaluation of option liability (Note 4)	–	(7)	–	8
Other income (expense)	–	–	1	–
Total non-operating income (expenses)	5	68	26	155

Net loss	$(743)	$(396)	$(1,345)	$(781)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	104,012,787	79,591,880	103,996,283	79,591,880

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,345)	$(781)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	3	3
Gain on revaluation of option liability	–	(8)
Recognized deferred income on the sale of intellectual property	–	(128)
Stock-based compensation	165	34
	(1,177)	(880)
Changes in working capital
Prepaid expenses and other	(55)	(40)
Accounts payable and accrued liabilities	(354)	(110)
Net cash and cash equivalents used in operating activities	(1,586)	(1,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	106	–
Net cash and cash equivalents provided by financing activities	106	–

Decrease in cash and cash equivalents	(1,480)	(1,030)
Cash and cash equivalents - beginning of the period	5,664	2,523
Cash and cash equivalents - end of the period	$4,184	$1,493

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, March 31, 2019	79,591,880	$106,494	$23,778	$(129,576)	$696
Stock-based compensation	–	–	19	–	19
Net loss	–	–	–	(396)	(396)
Balance, June 30, 2019	79,591,880	$106,494	$23,797	$(129,972)	$319

Balance, March 31, 2020	104,007,066	$112,208	$23,890	$(131,483)	$4,615
Stock option exercise	294,701	106	–	–	106
Stock-based compensation	–	–	106	–	106
Net loss	–	–	–	(743)	(743)
Balance, June 30, 2020	104,301,767	$112,314	$23,996	$(132,226)	$4,084

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	79,591,880	$106,494	$23,763	$(129,191)	$1,066
Stock-based compensation	–	–	34	–	34
Net loss	–	–	–	(781)	(781)
Balance, June 30, 2019	79,591,880	$106,494	$23,797	$(129,972)	$319

Balance, December 31, 2019	103,966,880	$112,208	$23,831	$(130,881)	$5,158
Stock option exercise	334,887	106	–	–	106
Stock-based compensation	–	–	165	–	165
Net loss	–	–	–	(1,345)	(1,345)
Balance, June 30, 2020	104,301,767	$112,314	$23,996	$(132,226)	$4,084

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1.NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element has been focused on advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large disseminated REE deposits and a proposed hydrometallurgical plant to be located near Upton, Wyoming.  Additionally, the Company holds a 100% interest in the Sundance Gold Project, adjacent to the Bear Lodge REE Project, which contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. As a result of the Company’s current focus on the Bear Lodge REE Project, advancement of the Sundance Gold Project has been on hold since 2011.

During the six months ended June 30, 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing.  In March 2020, we continued  our formal engagement with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into a new agreement for the pilot testing (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the engagement). Further, in 2020, the Company continues to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain.

2.BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2019, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2020, and the results of our operations and cash flows for the three and six months ended June 30, 2020 and 2019 in conformity with U.S. GAAP.  Interim results of operations for the three and six months ended June 30, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q. The Company has incurred losses since inception and further losses are anticipated in the development of its business, however, management does not believe there is substantial doubt as to its ability to continue as a going concern.  However, even with the past transactions with Synchron in 2017 and 2019 (Note 4), we do not have sufficient funds to fully complete feasibility studies, permitting, licensing, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

3.EQUIPMENT

	June 30, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1	$ 1	$ –	$ 1	$ 1	$ –
Furniture	13	13	–	13	13	–
Geological equipment	346	294	52	346	292	54
Vehicles	87	86	1	87	85	2
	$ 447	$ 394	$ 53	$ 447	$ 391	$ 56

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

On October 16, 2019, the Company issued to Synchron 24,175,000 common shares of the Company for a purchase price of $5,040 in connection with the exercise by Synchron of the Option.  Accordingly, (i) Synchron’s ownership of outstanding common shares of the Company increased from approximately 34% to approximately 49%, and (ii) Synchron obtained the right to nominate an additional board member and (iii) the intellectual property rights granted to Synchron pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron.

The Company engaged a third-party valuation firm to determine the fair value of the three components of the Synchron transaction, namely: (i) the Investment Agreement, (ii) the Option Agreement and (iii) the IP Rights Agreement.  As of the 2017 closing date of the Synchron transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.  The costs incurred to complete the transaction were allocated to each component based on relative fair value to cost of equity, operating expenses and reduction to deferred income as they related to each component, respectively.

The value of the common shares was determined using a probability-weighted expected return method (“PWERM”) analysis, which included six different probability-weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the pre-feasibility study completed in 2014 and trailing five-year average rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that could have been be issued upon exercise, the Option was considered a derivative liability. As a result, we revalued the Option liability at the end of each reporting period, until the Option was exercised.  Any gains or losses from the revaluation were recorded to the Consolidated Statements of Operations.  The gain (loss) on the revaluation of the Option liability was $(7) and $8 for the three and six months ended June 30, 2019, respectively. Due to the Option exercise in October 2019, the Company no longer has a liability related to the Option and will no longer have any gains or losses from the revaluation of the Option liability.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

On June 30, 2019, the Option was valued utilizing the Black-Scholes valuation model. The significant assumptions are as follows:

June 30, 2019
Risk-free interest rate	1.74%
Expected volatility	75%
Expected dividend yield	Nil
Expected term in years	2.3
Estimated forfeiture rate	0
Estimated exercise price	$0.34
Estimated enterprise value per common share	$0.00

The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates would obtain exclusive rights to the intellectual property upon exercise of the Option, the value of the IP Rights Agreement was considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortized the deferred income using the straight-line method over the term of the Option Agreement as this was the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three and six months ended June 30, 2019, we amortized $64 and $128, respectively, of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based compensation

As of June 30, 2020, we have 3,700,000 options outstanding that were issued under the 10% Rolling Stock Option Plan.

The compensation expense for stock option awards recognized in our consolidated financial statements for the three months ended June 30, 2020 and 2019 was $106 and $19, respectively. The compensation expense for stock option awards recognized in our consolidated financial statements for the six months ended June 30, 2020 and 2019 was $165 and $34, respectively. As of June 30, 2020, there was approximately $415 of total unrecognized compensation cost related to 1,7750,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date.  There were 750,000 and 850,000 options granted during the six months ended June 30, 2020 and 2019, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the six months ended June 30, 2020 and 2019:

	Six months ended June 20,
	2020	2019
Risk-free interest rate	1.45%	2.49%
Expected volatility	148%	141%
Expected dividend yield	0	0
Expected term in years	5.0	5.0
Estimated forfeiture rate	0	0

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes our stock option activity for each of the six months ended June 30, 2020 and 2019:

	2020		2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,450,000	$0.16	3,385,400	$0.44
Granted	750,000	0.83	850,000	0.07
Exercised	(500,000)	0.32	–	–
Cancelled/Expired	–	–	(161,400)	1.00
Outstanding, end of period	3,700,000	$0.25	4,074,000	$0.21

Exercisable, end of period	2,525,000	$0.11	2,849,000	$0.20

Weighted-average fair value per share of options granted during period	$0.75		$0.07

5.COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

Our exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and generally have become more restrictive, although changes are highly dependent on the current U.S. government’s administration and legislative objectives. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations.  The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

Contract commitment – related party

On February 14, 2019, the Company executed a technology test work agreement with UIT to further validate the Company’s rare earth processing technology at pilot plant scale.  Because Synchron is a significant shareholder of the Company, the two members of the Board of Directors of Rare Element who were appointed by Synchron abstained, and the remaining members of the Board approved the UIT engagement.  The UIT pilot plant agreement was for an amount not to exceed $700.  Additionally, on September 9, 2019, the Company entered into an agreement to amend the scope terms and conditions related to the February 2019 agreement which resulted in additional estimated costs of $70. The UIT pilot plant test work was completed in December 2019, with test work reports subsequently provided to the Company.  The Company paid a total of $625 for services rendered under this contract.

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a planned demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. Through June 30, 2020, the Company has paid $321 for services rendered under this engagement. During August 2020, the Company entered into an agreement to amend the scope of the March 2020 engagement which will result in additional estimated costs of $47.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2020, has been prepared based on information available to us as of August 14, 2020. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2019, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the six months ended June 30, 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing.  In March 2020, we continued our formal engagement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into a new agreement for the pilot testing (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the engagement). Further, in 2020, the Company continues to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic are earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and the Company’s potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing a secure domestic rare earth supply chain. The Company is continuing to support and explore participating in these initiatives as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, automobiles, consumer electronics, and oil refining equipment.  During the remainder of 2020, the Company plans to further piloting to optimize certain process steps, scale-up design criteria for a planned demonstration plant, confirm operating and capital cost estimates, and explore potential U.S. government funds for the demonstration plant.

In December 2019, a novel strain of coronavirus known as COVID-19 surfaced in China and has since spread around the world with resulting economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of the spread of COVID-19, and the duration and intensity of resulting economic, business and social disruption and related financial impact are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employees have abided by government shelter-in-place orders. However, the Company has seen delays from certain third party contractors with respect to the pilot plant studies being conducted by UIT (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the agreement), UIT has slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity.  Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. The Company is monitoring the impact of COVID-19 on its 2020 plans. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2020 was $743, or $0.01 per share, compared with our consolidated net loss of $396, or nil per share, for the same period in 2019.  See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Our consolidated net loss for the six months ended June 30, 2020 was $1,345, or $0.01 per share, compared with our consolidated net loss of $781, or 0.01 per share, for the same period in 2019.  See the discussion immediately below for the primary drivers regarding the change in net loss period-to-period.

Exploration and evaluation

Exploration and evaluation costs were $292 and $224 for the three months ended June 30, 2020 and 2019, respectively. Exploration and evaluation costs were $524 and $454 for the six months ended June 30, 2020 and 2019, respectively. We have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations, supplementing our environmental baseline studies and reviewing and advancing our technology under the UIT agreement.

Corporate administration

Corporate administration costs were $454 and $238 for the three months ended June 30, 2020 and 2019, respectively. Corporate administration costs were $844 and $479 for the six months ended June 30, 2020 and 2019, respectively. The increase from the prior period was the result of increased expenses associated with our compliance and regulatory obligations, government relations efforts and stock-based compensation.

Amortization of Intellectual Property Income

During the three and six months ended June 30, 2019, we amortized $64 and $128, respectively, of deferred intellectual property income.  We incurred deferred intellectual property income due to the IP Rights Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources - Transaction with Synchron” discussion below).  Because Synchron obtained exclusive rights to the intellectual property upon exercise of the Option (as discussed below), the value of the IP Rights Agreement was considered deferred income.  Prior to Synchron exercising its Option, we were amortizing the deferred income using the straight-line method over a period of four years (the term of the Option Agreement). Upon exercise of the Option during the fourth quarter of 2019, the Company fully amortized the remaining balance of the deferred intellectual property income. As a result, there was no amortization during the three and six months ended June 30, 2020.

Gain (Loss) on Revaluation of Option Liability

Gain (loss) on the revaluation of the Option liability was $(7) and $8 for the three and six months ended June 30, 2019, respectively.  This gain is directly related to the valuation of the Option Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As the Option Agreement was considered a derivative liability, we revalued the Option liability at the end of each reporting period, until the Option was exercised during the fourth quarter of 2019. As a result, there was no gain on revaluation of the Option liability during the three and six months ended June 30, 2020.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,586 for the six months ended June 30, 2020, as compared with $1,030 for the same period in 2019. The increase of $556 in cash used is primarily the result of increased spending on corporate administration activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, the Company received proceeds of $106 from the exercise of stock options.  There were no such transactions during the six months ended June 30, 2019

Financial Position, Liquidity and Capital Resources

At June 30, 2020, our total current assets were $4,279, as compared with $5,704 as of December 31, 2019, which is a decrease of $1,425. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents due to funding our operations. Our working capital as at June 30, 2020 was $4,163, as compared with $5,234 at December 31, 2019.

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

In October 2019, Synchron exercised the Option to purchase 24,175,000 common shares for a purchase price of $5,040 pursuant to the Option Agreement. As a result, (i) Synchron’s ownership of outstanding common shares of the Company increased to approximately 49%, and (ii) Synchron obtained the right to nominate an additional board member and (iii) the intellectual property rights granted to Sychron pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron,

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

As noted in Item 7 of Part II of our Annual Report on Form 10-K, during the three months ended March 31, 2020 the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a planned demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and an affiliate of UIT.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, demand and supply risk, commodity price risk and other market risks.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of June 30, 2020.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the six months ended June 30, 2020 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2020, the Company was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 14, 2020

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	August 14, 2020