Form 10-Q
period 2020-09-30
RARE ELEMENT RESOURCES LTD
filed 2020-11-16
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of November 12, 2020: 104,370,245.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION5

ITEM 1.  FINANCIAL STATEMENTS5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK19

ITEM 4.  CONTROLS AND PROCEDURES19

PART II – OTHER INFORMATION20

ITEM 1.  LEGAL PROCEEDINGS20

ITEM 1A.  RISK FACTORS20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES20

ITEM 4.  MINE SAFETY DISCLOSURES20

ITEM 5.  OTHER INFORMATION20

ITEM 6.  EXHIBITS21

SIGNATURES22

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

•the confirmation and piloting of our proprietary rare earth element recovery and separation technology and the ability to use it with respect to our Bear Lodge Rare Earth Element Project (the “Bear Lodge REE Project” or “Project”);

•the cost and timing of our current and potential future piloting of our rare earth element recovery and separation processes;

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

•our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) conduct our strategic plan, including our Project’s activities and (iii) maintain our general and administrative expenditures at appropriate levels;

•the potential impact of COVID-19, including risks associated with uncertainties relating to its ultimate spread, severity and duration, and related adverse effects on the global economy and financial markets, and its impact on rare earth prices;

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

•establishing adequate distribution or sales channels to place our future suite of products;

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

•our proprietary, patented and patent-pending, rare earth processing technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;

•our ability to maintain our proprietary interest in our patented and patent-pending intellectual property and related technical information whether or not licensed to third parties;

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited - revised)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$3,485	$5,664
Prepaid expenses and other	84	40
Total Current Assets	3,569	5,704

Equipment, net	52	56
Investment in land	600	600
Total Assets	$4,221	$6,360

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$133	$470
Total Current Liabilities	133	470

Reclamation obligation	132	132
Repurchase option (Note 2)	913	853
Total Liabilities	1,178	1,455

Commitments and Contingencies (Note 5)

SHAREHOLDERS' EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding September 30, 2020 and December 31, 2019 – 104,301,767 and 103,966,880, respectively	112,314	112,208
Additional paid in capital	24,108	23,831
Accumulated deficit	(133,379)	(131,134)
Total Shareholders' Equity	3,043	4,905

Total Liabilities and Shareholders' Equity	$4,221	$6,360

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (revised)	2020	2019 (revised)

Operating expenses:
Exploration and evaluation	$ (397)	$ (284)	$ (921)	$ (738)
Corporate administration	(443)	(137)	(1,287)	(616)
Depreciation	(1)	(1)	(4)	(4)
Total operating expenses	(841)	(422)	(2,212)	(1,358)

Non-operating income:
Interest income	1	7	26	26
Accretion expense (Note 2)	(20)	(20)	(60)	(60)
Recognized deferred income on the sale of intellectual property (Note 4)	-	60	–	178
Gain on revaluation of option liability (Note 4)	-	11	–	19
Other income	-	–	1	–
Total non-operating income	(19)	58	(33)	163

Net loss	$ (860)	$ (364)	$ (2,245)	$ (1,195)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	104,301,767	79,591,880	104,080,693	79,591,880

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the nine months ended September 30,
	2020	2019 (revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,245)	$(1,195)
Adjustments to reconcile net loss for the period to net cash and cash equivalents used in operating activities:
Depreciation	4	4
Gain on revaluation of option liability	–	(19)
Recognized deferred income on the sale of intellectual property	–	(178)
Noncash accretion expense – repurchase option	60	60
Stock-based compensation	277	54
	(1,904)	(1,274)
Changes in working capital
Prepaid expenses and other	(44)	(34)
Accounts payable and accrued liabilities	(337)	(145)
Net cash and cash equivalents used in operating activities	(2,285)	(1,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	106	–
Net cash and cash equivalents provided by financing activities	106	–

Decrease in cash and cash equivalents	(2,179)	(1,453)
Cash and cash equivalents - beginning of the period	5,664	2,523
Cash and cash equivalents - end of the period	$3,485	$1,070

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit (revised)	Total (revised)
Balance, June 30, 2019	79,591,880	$ 106,807	$ 23,797	$ (130,452)	$ 152
Stock-based compensation	–	–	20	–	20
Net loss	–	–	–	(364)	(364)
Balance, September 30, 2019	79,591,880	$ 106,807	$ 23,817	$ (130,816)	$ (192)

Balance, June 30, 2020	104,301,767	$ 112,314	$ 23,996	$ (132,519)	$ 3,791
Stock-based compensation	–	–	112	–	112
Net loss	–	–	–	(860)	(860)
Balance, September 30, 2020	104,301,767	$ 112,314	$ 24,108	$ (133,379)	$ 3,043

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit (revised)	Total (revised)
Balance, December 31, 2018	79,591,880	$ 106,494	$ 23,763	$ (129,191)	$ 1,066
Adjustment January 1, 2019 (Note 2)	–	313	–	(430)	(117)
Stock-based compensation	–	–	54	–	54
Net loss	–	–	–	(1,195)	(1,195)
Balance, September 30, 2019	79,591,880	$ 106,807	$ 23,817	$ (130,816)	$ (192)

Balance, December 31, 2019	103,966,880	$ 112,208	$ 23,831	$ (131,134)	$ 4,905
Stock option exercise	334,887	106	–	–	106
Stock-based compensation	–	–	277	–	277
Net loss	–	–	–	(2,245)	(2,245)
Balance, September 30, 2020	104,301,767	$ 112,314	$ 24,108	$ (133,379)	$ 3,043

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

During the nine months ended September 30, 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing.  Additionally, during 2020, we continued  our formal engagement with Umwelt- und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into a new agreement for the pilot testing (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the engagement). Further, in 2020, the Company continues to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain. The Company also is pursuing funding opportunities, including potential government support and assistance, for the development of a demonstration scale recovery and separation plant.

In December 2019, a novel strain of coronavirus known as COVID-19 surfaced in China and has since spread around the world with resulting economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of the spread of COVID-19, and the duration and intensity of resulting economic, business and social disruption and related financial impact are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employees have abided by government shelter-in-place orders. However, the Company has seen delays from certain third party contractors with respect to the pilot plant studies being conducted by UIT (see Note 5), which has slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity.  Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company as of September 30, 2020; however, we will continue to examine the impacts the CARES Act may have on our business.

2.BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2019, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2020, and the results of our operations and cash flows for the three and nine months ended September 30, 2020 and 2019 in conformity with U.S. GAAP.  Interim results of operations for the three and nine months ended September 30, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q. The Company has incurred losses since inception and further losses are anticipated in the development of its business, however, management does not believe there is substantial doubt as to its ability to continue as a going concern.  As of September 30, 2020, the Company has cash and cash equivalents of $3,485 and our rolling 12-month historical cash used in operations was $2,767, a portion of which is related to costs associated with pilot plant testing. However, even with the past transactions with Synchron in 2017 and 2019 (Note 4), we do not have sufficient funds to fully complete feasibility studies, permitting, licensing, demonstration projects, development and construction of the Bear Lodge REE Project.  Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing any such financing, agreement or transaction.

Correction of immaterial errors

Repurchase Option Liability

During October 2020, we identified an error to the consolidated financial statements for the year 2019 and all quarterly periods through September 30, 2020 related to the Repurchase Option Liability. We determined that the Repurchase Option liability was understated for the periods from January 1, 2018 through September 30, 2020 as a result of the incorrect application of ASC 606: Revenue from Contracts with Customers (“ASC 606”) and ASC 610: Other Income (“ASC 610”) upon the required adoption date of January 1, 2018.

On October 26, 2016, we sold approximately 640 acres of non-core real property to Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), for net proceeds of $595 in cash (the “Land Sale”).  Pursuant to the Land Sale agreement, we have the right to repurchase the land for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale (the “Repurchase Option”), in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. At the time of the transaction, for accounting purposes, we were utilizing the profit-sharing method for real estate transactions under U.S. GAAP as it was thought to be unlikely that we would repurchase the land in the near term. Under this method, we classified our value in the land of $600 as an asset on our Consolidated Balance Sheet titled “Investment in land” and the value of the Repurchase Price of $600 as a liability on our Consolidated Balance Sheet titled “Repurchase option”.

Under ASC 606 and 610, which were effective January 1, 2018, we should linearly increase the value of the Repurchase Option liability over time until the liability accumulates to the $1,000 at the time of exercise.  This results in an accumulated deficit adjustment of $173 as of January 1, 2019 including accretion expense for the year ended December 31, 2018 of $80.  For each quarterly period since January 1, 2019, we should have recorded accretion expense of $20 and a corresponding increase to the Repurchase Option liability of $20. See the table below for the impact to the Condensed Consolidated Unaudited Statements of Operations for the three and nine months ended September 30, 2019.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (as reported)	2019 (revised)	2019 (as reported)	2019 (revised)

Total operating expenses	$(422)	$(422)	$(1,358)	$(1,358)
Non-operating income (expense)
Accretion expense	–	(20)	–	(60)
All other income	78	78	223	223
Total non-operating income	78	58	223	163
Net loss	$(344)	$(364)	$(1,135)	$(1,195)
Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

For the three months ended March 31, 2020 and June 30, 2020, we revised the Condensed Consolidated Unaudited Statements of Operations with an additional $20 of accretion, increased net loss by $20, and noted no impact on loss per share – basic and diluted, for each period. For the six months ended June 30, 2020, we revised the Condensed Consolidated Unaudited Statements of Operations with an additional $40 of accretion, increased net loss by $40, and noted no impact on loss per share – basic and diluted, for the period.

Additionally, as of December 31, 2019, we reported the value of the Repurchase Option liability of $600 in our December 31, 2019 Form 10-K as filed on March 17, 2020.  As a result of the correct adoption of ASC 606 and 610, the value of the Repurchase Option liability as of December 31, 2019 is $853 rather than $600. Subsequent to December 31, 2019, the Repurchase Option liability and Accumulated deficit should have increased $20 each quarter.  Therefore, the previously reported repurchase option liability, total liabilities, and accumulated deficit were understated by $273 and $293 as of March 31, 2020 and June 30, 2020 and total shareholders’ equity was overstated by the same amount in the respective periods.

Finally, as a result of the correct adoption of ASC 606 and 610, we record the accretion expense as a noncash item in operating activities of the cash flow statement for each period presented. There is no change to cash used in operating activities for the nine months ended September 30, 2019 of $1,453.

Management evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of this error was significant as of January 1, 2019, the correction would not be material to any individual prior period, nor did it have a material effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of January 1, 2019 and have correctly stated the amounts for the three and nine months ended September 30, 2020 and 2019 Consolidated Financial Statements included in this Form 10-Q.

Valuation of Synchron Option Liability

As previously disclosed, during October 2019, we identified an error to the consolidated financial statements for the years 2017 and all quarterly periods through September 30, 2019 related to the valuation of the Synchron Option Liability (see Note 4 for complete discussion of the transaction). We were utilizing an incorrect estimated number of common shares to be issued upon Synchron’s exercise of its Option. The valuation utilized approximately 14,600,000 common shares estimated to be issued upon exercise of the Option, The Company disclosed in its annual report on Form 10-K for the years ended December 31, 2018 and 2017, this amount was potentially dilutive to its Shareholders. In each of its interim quarterly disclosures on Form 0-Q, the Company disclosed the number of common shares to be issued would be equivalent to approximately an additional 15.49% of the Company’s fully diluted outstanding common shares immediately after the exercise of the Option.  However, the Company issued 24,175,000 Common shares upon exercise of the Option which is consistent with other public disclosures and the intention of the parties under the Option Agreement. The Company had properly disclosed the potential issuance of 24,175,000 common shares in its 2018 proxy statement and the August 21,

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

2017 8-K filing announcing the term sheet for the transaction. Synchron additionally disclosed 24,175,000 beneficial ownership shares in its 13D filing on October 19, 2017. The effect of correcting this error as of January 1, 2019 to consolidated financial statements was to decrease Deferred intellectual property license income by $56, increase Common shares by $313 and increase Accumulated deficit by $257.

Management evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of this error was significant to the year ended December 31, 2017, the correction would not be material to any individual prior period, nor did it have a material effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of January 1, 2019 and have correctly stated the amounts for the three and nine months ended September 30, 2019 Consolidated Financial Statements included in the Company’s Form 10Q filed on November 18, 2019 and this Form 10-Q.

3.EQUIPMENT

	September 30, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1	$ 1	$ –	$ 1	$ 1	$ –
Furniture	13	13	–	13	13	–
Geological equipment	346	295	51	346	292	54
Vehicles	87	86	1	87	85	2
	$ 447	$ 395	$ 52	$ 447	$ 391	$ 56

4.SHAREHOLDERS’ EQUITY

Transaction with Synchron

On October 2, 2017, the Company and Synchron, an affiliate of General Atomic Technologies Corporation (“Synchron”), completed a transaction in accordance with the following terms.  Pursuant to an investment agreement (the “Investment Agreement”), the Company (i) issued to Synchron 26,650,000 common shares of the Company, which constituted approximately 34% of the issued and outstanding common shares of the Company; (ii) received gross proceeds of $4,752 in cash, less a $500 preliminary payment received in August 2017; and (iii) granted Synchron an option (the “Option”) to purchase approximately an additional 15% of the Company’s fully diluted common shares for an aggregate exercise price of an additional $5,040. Pursuant to an option agreement (the “Option Agreement”), the Option term was for a period of up to four years from the initial investment.  Additionally, the parties executed an intellectual property rights agreement (the “IP Rights Agreement”), whereby Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents and patents-pending and related technical information.  The Company retains the right to use any such improvements.

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

The Company engaged a third-party valuation firm to determine the fair value of the three components of the initial Synchron transaction, namely: (i) the Investment Agreement, (ii) the Option Agreement and (iii) the IP Rights Agreement.  As of the 2017 closing date of the Synchron transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Due to the variability in the number of common shares that could have been be issued upon exercise, the Option was considered a derivative liability. As a result, we revalued the Option liability at the end of each reporting period, until the Option was exercised.  Any gains or losses from the revaluation were recorded to the Consolidated Statements of Operations.  The gain on the revaluation of the Option liability was $11 and $19 for the three and nine months ended September 30, 2019, respectively. Due to the Option exercise in October 2019, the Company no longer has a liability related to the Option and will no longer have any gains or losses from the revaluation of the Option liability.

On September 30, 2019, the Option was valued utilizing the Black-Scholes valuation model. The significant assumptions are as follows:

September 30, 2019
Risk-free interest rate	1.63%
Expected volatility	75%
Expected dividend yield	Nil
Expected term in years	2.0
Estimated forfeiture rate	Nil
Estimated exercise price	$0.34
Estimated enterprise value per common share	$0.00

The incremental difference between the estimated value of the exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option.

Because Synchron and its affiliates would obtain exclusive rights to the intellectual property upon exercise of the Option, the value of the IP Rights Agreement was considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortized the deferred income using the straight-line method over the term of the Option Agreement as this was the period of the Company’s performance obligation related to the IP Rights Agreement.  During the three and nine months ended September 30, 2019, we amortized $60 and $178, respectively, of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based compensation

As of September 30, 2020, we have 3,700,000 options outstanding that were issued under the 10% Rolling Stock Option Plan.

The compensation expense for stock option awards recognized in our consolidated financial statements for the three months ended September 30, 2020 and 2019 was $112 and $20, respectively. The compensation expense for stock option awards recognized in our consolidated financial statements for the nine months ended September 30, 2020 and 2019 was $277 and $54, respectively. As of September 30, 2020, there was approximately $305 of total unrecognized compensation cost related to 1,175,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of 1.1 years.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date.  There were 750,000 and 850,000 options granted during the nine months ended September 30, 2020 and 2019, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
Risk-free interest rate	1.45%	2.49%
Expected volatility	148%	141%
Expected dividend yield	Nil	Nil
Expected term in years	5.0	5.0
Estimated forfeiture rate	Nil	Nil

The following table summarizes our stock option activity for each of the nine months ended September 30, 2020 and 2019:

	2020		2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,450,000	$0.16	3,385,400	$0.44
Granted	750,000	0.83	850,000	0.07
Exercised	(500,000)	0.32	–	–
Cancelled/Expired	–	–	(585,400)	0.27
Outstanding, end of period	3,700,000	$0.25	3,650,000	$0.16

Exercisable, end of period	2,525,000	$0.11	2,425,000	$0.18

Weighted-average fair value per share of options granted during period	$ 0.75		$ 0.07

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a planned demonstration plant, and confirm operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. During August 2020 and November 2020, the Company entered into agreements to amend the scope of the March 2020 engagement which will result in additional estimated costs of $131.

For the nine months ended September 30, 2020 and 2019, the Company paid $223 and $863, respectively, for services rendered under these agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2020, has been prepared based on information available to us as of November 16, 2020. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2019, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the nine months ended September 30, 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing.  In 2020, the Company continued its formal engagement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into new agreements for the pilot testing (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the engagement). The Company expects the pilot testing to be completed by year-end and the report on the results of testing to be completed during the first quarter of 2021.

Further, in 2020, the Company continues to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and the Company’s potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing a secure domestic rare earth supply chain. As a result, the Company is participating in these initiatives as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, automobiles, consumer electronics, and oil refining equipment.  During the remainder of 2020, the Company plans completion of current piloting and may engage in further piloting if necessary to optimize certain process steps, scale-up design criteria for a planned demonstration plant, confirm operating and capital cost estimates, and seek potential funding, including U.S. government funds, for the demonstration plant.

In December 2019, a novel strain of coronavirus known as COVID-19 surfaced in China and has since spread around the world with resulting economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of the spread of COVID-19, and the duration and intensity of resulting economic, business and social disruption and related financial impact are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employees have abided by government shelter-in-place orders. However, the Company has seen delays from certain third party contractors with respect to the pilot plant studies being conducted by UIT (see Note 5 to the Condensed Consolidated Financial Statements for complete discussion regarding the agreement), UIT has slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity.  Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company as of September 30, 2020; however, we will continue to examine the impacts the CARES Act may have on our business. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2020 was $860, or $0.01 per share, compared with our consolidated net loss of $364, or nil per share, for the same period in 2019.  See the discussion immediately below for the primary drivers regarding the change in net loss period-to-period.

Our consolidated net loss for the nine months ended September 30, 2020 was $2,245, or $0.02 per share, compared with our consolidated net loss of $1,195, or 0.01 per share, for the same period in 2019.  See the discussion immediately below for the primary drivers regarding the change in net loss period-to-period.

Exploration and evaluation

Exploration and evaluation costs were $397 and $284 for the three months ended September 30, 2020 and 2019, respectively. Exploration and evaluation costs were $921 and $738 for the nine months ended September 30, 2020 and 2019, respectively. We have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations, supplementing our environmental baseline studies and reviewing and advancing our technology under the UIT agreement.

Corporate administration

Corporate administration costs were $443 and $137 for the three months ended September 30, 2020 and 2019, respectively. Corporate administration costs were $1,287 and $616 for the nine months ended September 30, 2020 and 2019, respectively. The increase from the prior period was the result of increased expenses associated with our compliance and regulatory obligations, government relations efforts and stock-based compensation.

Accretion expense

Accretion expense was $20 for each of the three months ended September 30, 2020 and 2019 and $60 for each of the nine months ended September 30, 2020 and 2019.  We record accretion expense at each reporting period to increase the Repurchase Option liability to the anticipated exercise amount of $1,000.

Amortization of Intellectual Property Income

During the three and nine months ended September 30, 2019, we amortized $60 and $178, respectively, of deferred intellectual property income.  We incurred deferred intellectual property income due to the IP Rights Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources - Transaction with Synchron” discussion below).  Because Synchron obtained exclusive rights to the intellectual property upon exercise of the Option (as discussed below), the value of the IP Rights Agreement was considered deferred income.  Prior to Synchron exercising its Option, we were amortizing the deferred income using the straight-line method over a period of four years (the term of the Option Agreement). Upon exercise of the Option during the fourth quarter of 2019, the Company fully amortized the remaining balance of the deferred intellectual property income. As a result, there was no amortization during the three and nine months ended September 30, 2020.

Gain on Revaluation of Option Liability

Gain on the revaluation of the Option liability was $11 and $19 for the three and nine months ended September 30, 2019, respectively.  This gain is directly related to the valuation of the Option Agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As the Option Agreement was considered a derivative liability, we revalued the Option liability at the end of each reporting period, until the Option was exercised during the fourth quarter of 2019. As a result, there was no gain on revaluation of the Option liability during the three and nine months ended September 30, 2020.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $2,285 for the nine months ended September 30, 2020, as compared with $1,453 for the same period in 2019. The increase of $832 in cash used is primarily the result of increased spending on advancing our technology under the UIT agreement and our compliance with environmental and regulatory obligations.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, the Company received proceeds of $106 from the exercise of stock options.  There were no similar transactions for the nine months ended September 30, 2019.

Financial Position, Liquidity and Capital Resources

At September 30, 2020, our total current assets were $3,569, as compared with $5,704 as of December 31, 2019, which is a decrease of $2,135. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents due to funding our operations. Our working capital as at September 30, 2020 was $3,436, as compared with $5,234 at December 31, 2019.

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

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

As noted in Item 7 of Part II of our Annual Report on Form 10-K, during the three months ended March 31, 2020 the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT will optimize certain process steps, develop scale-up design criteria for a planned demonstration plant, and confirm operating and capital cost estimates. During August 2020 and November 2020, the Company entered into further agreements with UIT to amend the scope of the March 2020 engagement which will result in additional estimated costs of $131. Consistent with prior Board actions engaging UIT, the three directors of Rare Element appointed by Synchron abstained in the Board action relating to the further engagement of UIT because Synchron is a significant shareholder of the Company and an affiliate of UIT.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk.  Market risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market prices.  Our market risk is comprised of various types of risk: interest rate risk, demand and supply risk, commodity price risk and other market risks.

Interest rate risk. Our cash and cash equivalents consist of cash held in bank accounts and, at times, short-term investments that earn interest at variable interest rates.  Due to the short-term nature of these financial instruments, fluctuations in market rates did not have a significant impact on estimated fair values as of September 30, 2020.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  We manage interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors discussed below.

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic, and the President of the United States declared the outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school 17 18 closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus and emergency measures to counteract the impacts of COVID-19.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended September 30, 2020, the Company was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 16, 2020

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	November 16, 2020