Form 10-K
period 2020-12-31
RARE ELEMENT RESOURCES LTD
filed 2021-03-26
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2020, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $46,800,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 9, 2021 was 104,895,245.

TABLE OF CONTENTS

PRELIMINARY NOTES2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS2

GLOSSARY OF TERMS5

PART I9

ITEM 1. BUSINESS9

ITEM 1A.  RISK FACTORS15

ITEM 1B.  UNRESOLVED STAFF COMMENTS29

ITEM 2.  PROPERTIES29

ITEM 3.  LEGAL PROCEEDINGS33

ITEM 4.  MINE SAFETY DISCLOSURES33

PART II33

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                                        33

ITEM 6.  SELECTED FINANCIAL DATA39

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                                                    40

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK45

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA46

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                                    65

ITEM 9A.  CONTROLS AND PROCEDURES65

ITEM 9B.  OTHER INFORMATION66

PART III66

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE66

ITEM 11.  EXECUTIVE COMPENSATION66

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                                                            66

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE66

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES66

PART IV66

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES66

ITEM 16.  FORM 10-K SUMMARY66

SIGNATURES67

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.  Rare Element is focused on advancing its Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) including demonstrating the technical and economic feasibility of our proprietary rare earth elements recovery and separation technology through additional pilot plant testing (“piloting”) and the construction and operation of a demonstration scale recovery and separation plant (“demonstration plant”), while postponing the further exploration of its Sundance gold project (the “Sundance Gold Project”, together with the Bear Lodge REE Project, the “Projects”). Both Projects are located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). See “Part I, Item 1. Business.”

Financial information is presented in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

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

•the  impact of the COVID-19 pandemic (“COVID-19”) on (i) our business operations, (ii) our ability to raise capital, obtain licenses and permits, and to timely complete pilot plant test work, (iii) rare earth element prices, (iv) our near-term plans to construct and operate a demonstration plant, (v) our longer-term plans to construct and operate a full-scale mine;

•the cost and timing of our current and planned future piloting of our rare earth element recovery and separation processes;

•the confirmation and piloting of our rare earth element recovery and separation technology and the ability to incorporate the technology with respect to a planned demonstration plant, the Bear Lodge REE Project or otherwise;

•our ability to meet pre-award requirements for a potential U.S. Department of Energy (“DoE”) financial award to support the funding of our planned demonstration plant;

•our ability to raise additional capital to meet cost sharing obligations for a potential DoE financial award to initiate and complete a demonstration plant;

•the cost and timing of our planned demonstration plant, and the outcomes of the project to support our overall processing and separation of rare earth elements from our Bear Lodge Project or rare earth elements from other sources;

•our ability to license, permit, construct and operate a planned demonstration plant, or the cost or outcomes of its construction and operation;

•our ability to arrange for services of third parties to demonstrate the recovery and separation of rare earth products;

•anticipated losses in the operation of our business until such time, which may not occur in the foreseeable future or at all, as commercial production by us of rare earth elements has commenced;

•our ability to fund anticipated losses in the operation of our business until commercial production , which may not occur in the foreseeable future or at all, is achieved;

•the narrowed focus or suspension of the Company’s near-term operational and permitting activities;

•the pursuit of potential financing and strategic alternatives including U.S. government funds;

•expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance the Projects, including the planned demonstration plant;

•expectations regarding the support or hindrance of our objectives as a result of government policies and actions;

•future expenditures to comply with environmental and other laws and regulations;

•expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;

•the ability and timing to complete a future Feasibility Study (“FS”) on the Bear Lodge REE Project;

•the estimated costs required to develop the planned demonstration plant and the Bear Lodge REE Project;

•the estimated operating and capital costs, including sustaining capital, associated with the separation and recovery of marketable rare earth elements using our proprietary technology or other processes;

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

•our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) progress and finalize our planned demonstration plant , (iii) conduct our strategic plans, including our Projects’ activities and (iv) maintain our general and administrative expenditures at appropriate levels;

•the impact of COVID-19, including risks associated with uncertainties relating to its ultimate spread, severity and duration, and related adverse effects on the global economy and financial markets, and the impact of COVID-19 on rare earth prices and on our business development and strategies;

•the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron (as herein defined) and possibly other shareholders of the Company;

•whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

•volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;

•our lack of production from our mineral properties;

•our ability to secure financing, permit, license, construct and operate a demonstration plant and ability to incorporate the outcomes of the demonstration plant in our Bear Lodge REE Project or other processing and separation opportunities;

•our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Projects and strategy;

•the results of future feasibility studies with respect to the demonstration plant and the Bear Lodge REE Project;

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

•the specific product(s) from our operations potentially having a limited number of customers, which could reduce our bargaining power, product pricing, and profitability;

•our proprietary, patented and patent-pending, rare earth recovery and separation technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;

•our ability to maintain our proprietary interest in our patented and patent-pending intellectual property and related technical information licensed to third parties;

•mineral resource estimation;

•our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;

•delay from opposition to development of the planned demonstration plant or any of our Projects from third parties;

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

•mining and resource exploration, development, processing and recovery being a potentially hazardous activity;

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

GHG – greenhouse gases

grade – quantity of metal per unit weight of host rock.

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

DESCRIPTION OF BUSINESS

We are focused on demonstrating the technical and economic feasibility of our proprietary recovery and separation technology and advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits and a planned hydrometallurgical plant to be located near Upton, Wyoming. The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America and one of the highest-grade Eu deposits in the world.  In addition, the Bear Lodge REE Project has a favorable distribution of the remaining CREE.

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

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended. Based on current permitting timetables and other factors, we anticipate that we could receive all permits and licenses for the Bear Lodge REE Project approximately 18 to 30 months after resuming permitting efforts, which efforts may be dependent upon the success of our planned demonstration plant.

Our near-term focus is on the progression of the planned demonstration plant as further described below. Assuming the demonstration plant operation is successful, the Company plans to evaluate the feasibility of processing and separating REE from the Bear Lodge REE Project as well as other sources.

Once the decision to resume the Bear Lodge REE Project development activities is made, our plan is to advance engineering in preparation for the FS, including an evaluation of a potential modular approach to development beginning with a smaller initial production facility which would then be scaled up. Our ability to begin construction activities on the Bear Lodge REE Project will be subject to various factors including: (i) the availability of adequate capital, (ii) results of a planned  demonstration plant, (iii) a positive FS, (iv) securing off-take customers at adequate prices, (v) obtaining necessary permits and licenses, and (vi) approval from the Company’s board of directors (the “Board of Directors” or the “Board”).

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

RECENT CORPORATE DEVELOPMENTS

During 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing.  In  2020, the Company continued its formal engagement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation (“General Atomics”) and Synchron, by entering into new agreements for the pilot testing (see Note 8 to the Consolidated Financial Statements for complete discussion regarding the engagement). The Company expects additional pilot testing to be completed during the first half of 2021 with results incorporated into the planned demonstration plant as described below.

Further, in 2020, the Company continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and the Company’s potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, in 2020, COVID-19 has further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks As a result, the Company is participating in these initiatives as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, automobiles, consumer electronics, and oil refining equipment.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Financial Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project.  The Company expects to complete pre-award negotiations within the second quarter of 2021.

During the first half of 2021, the Company expects to further the plans for the demonstration plant including (i) completion of further piloting to optimize certain process steps and scale-up design criteria, (ii) confirm operating and capital cost estimates, (iii) participate in the pre-award negotiations with the DoE for the financial award described above, and (iv) secure additional funding.

In December 2019, a novel strain of coronavirus known as COVID-19 appeared and has since spread around the world with resulting economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of any continued spread of COVID-19, the impact of vaccination efforts, and the duration and intensity of further economic, business and social disruption and related financial impacts in 2021 are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employees have abided by government shelter-in-place orders. As a result, the Company has seen delays in the pilot plant studies being conducted by UIT (see Note 8 to the Consolidated Financial Statements for complete discussion regarding the agreement), which has slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the pilot test work or UIT inputs required for planning for the demonstration project and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity.  Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company as of December 31, 2020; however, we will continue to examine the impacts the CARES Act, and any future economic relief legislation, may have on our business. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

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

Trends Affecting REE Supply, Demand and Prices

In 2020, rare earth mine production was estimated to total 214,000 tonnes REO with refined production estimated to be 147,000 tonnes REO, a significant decline from 162,000 tonnes in 2019 due to production disruptions at several companies. China dominates the global supply of rare earths at both the mined and refined stages, accounting for 65% of global mine production and 85% of refined production in 2020. China’s decreased share of global mine production is due to increased U.S. production of concentrate products which are sent to China for downstream refining. The crackdown on uncontrolled, illegal mining in China has had a significant impact on total mine production during the last several years.  As a result, Roskill Information Services has estimated illegal production decreased from 120,000 tonnes in 2011 to an estimated 8,000 tonnes in 2020.

In the rest of the world, specifically in the U.S. and Australia, certain competitors constitute the second tier of rare earth concentrate producing companies, with the largest production of 39,000 tonnes REO from the U.S. A facility in Malaysia produces separated rare earths.

The growth in demand for certain REE, including Nd and Pr used in permanent magnets, is expected to continue as magnets containing REE give improved performance compared with other magnets.  Increased focus on clean energy is pushing the demand for wind turbines and electric vehicles, which in turn will drive the demand for rare earth magnets in electric motor and generator applications.  Magnet demand now accounts for approximately 29% of total rare earth demand and 80% of REE market value.

A typical wind turbine requires approximately 200 kilograms of rare earths for motors and generators per one megawatt of capacity. The Global Wind Energy Council forecasts installed capacity will increase at a rate of 9.3% annually to 2022.

The research and advisory firm, Roskill Information Services Ltd., has estimated that the annual global demand for rare earth oxides for use in permanent magnets reached $2.1 billion in 2020. The firm anticipates overall demand for magnet-oriented rare earth oxides to grow to 67,400 tonnes by 2030, representing an annual growth rate of 6.3% from 2020-2025 and 5.1% from 2025-2030.

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

•the increased use of REEs in the drive to improve energy efficiency and reduce GHGs by the U.S., China and the European Union;

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

SEASONALITY

At this stage, seasonality in the state of Wyoming is not a material factor to exploration activities and any future development and operating activities on the Bear Lodge Property.  Snowfall in the winter may temporarily limit our access to the Bear Lodge Property and our ability to explore or operate from approximately November through June, but it is not a material issue at this time.

COMPETITION

The industry in which we operate is highly competitive.  We compete with other mining and exploration companies, both within the U.S. and internationally for, the exploration and development of mineral properties and production of REEs as well as funding for projects.  There is competition for the limited number of opportunities, some involving companies having substantially greater financial resources, staff and facilities than we do, and some with rare earth operational experience.  We also compete with other mining and exploration companies in our efforts to hire and retain experienced professionals.  As a result, we may have difficulty attracting or retaining key personnel or securing outside technical resources.

In 2020, China accounted for an estimated 65% of global REE mine production and 85% of refined production. China also is forecast to account for 70 % of worldwide demand.  It is likely that the Chinese will be able to dominate the market for REEs for the foreseeable future.  This gives the Chinese producers a competitive advantage in controlling the supply and processing of REEs and an opportunity to reduce prices to discourage competition.  Any increase in the amount of REEs exported from other nations increases supply and may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, the Company may not be able to compete effectively against current and future competitors.  See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We plan to rely on a combination of trade secret protection, nondisclosure agreements, trademarks and patents to establish and protect our proprietary intellectual property rights. We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology.

As of December 31, 2020, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology, and (3) separation of cerium and/or thorium from bulk REEs in a solvent extraction (“SX”) process. These provisional applications provided the basis for the current patent portfolio, which includes two pending U.S. patent applications, one pending foreign application, and six issued foreign patents across four separate foreign jurisdictions.  If allowed, a U.S. patent granted from the utility patent applications would have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property relating to our patents-pending and related technical information to Synchron in October 2017, which license became exclusive to Synchron and its affiliates in October 2019. See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential.

ENVIRONMENTAL REGULATION

Our exploration and planned development,  mining and processing activities are subject to extensive and demanding environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance, fines and penalties, clean-up costs and other environmental damages. Also, unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect. Environmental laws historically have evolved in a manner that requires stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.  Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations. The change in the U.S. presidential administration and the change in composition of Congress in 2021, could result in more stringent environmental regulation of our operations. Environmental hazards may exist on the properties in which we hold interests that are unknown to us at present and that have been caused by previous owners of the properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits.  The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”), Bearlodge Ranger District, Sundance, Wyoming.  The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality. We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed. As of December 31, 2020, the Company holds surety bond with the state of Wyoming of $132.  Prior to operating, we will require several other permits and licenses including those issued by the Nuclear Regulatory Commission (the “NRC”), U.S. Army Corps of Engineers and others.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2020, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2020, we had one full-time employee and no part-time employees. Our employee is not covered by any collective bargaining agreements. When required, our one employee calls on the services of third parties under consulting or service agreements.

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

ITEM 1A.  RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations and the trading price of our common shares, which may decline, and investors may lose all or part of their investment.  Additional risks and uncertainties that we do not presently know or that we currently deem immaterial also may impair our business operations.  We cannot assure you that we will successfully address these risks.  Our risk factors are grouped into the following categories:

•Risks Related to Our Business;

•Risks Related to the Mineral Exploration, Development, Mining and Processing Industries;

•Risks Related to Our Common Stock; and

•General Risk Factors.

Risks Related to Our Business

We may not ultimately receive the proposed DoE grant, or raise the necessary cost-sharing funds, either of which may delay or prevent the completion of the proposed demonstration plant.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Financial Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, of $21,900 for the engineering, construction and operation of a demonstration scale rare earth processing and separation plant. The award represents one-half of the approximately $44,000 in total construction costs for the proposed demonstration plant and is contingent upon (i) General Atomics and/or the Company providing or securing the remaining financing necessary to fund the construction of the plant as part of a cost-sharing arrangement and (ii) the negotiation of definitive documents, which is expected to be completed in the second quarter of 2021.

We currently do not have sufficient funds to meet the cost-sharing requirement for the demonstration plant, nor do we have a finalized agreement with DoE for the award.  Even with sufficient funding, we cannot ensure that the demonstration project will be constructed and operated successfully, or within the proposed time frame of approximately 36 months.

We have no revenues from operations and expect to incur losses for a significant period of time.  Any future revenues and profits are uncertain.

We incurred net losses of $3,228 and $1,513 during the fiscal years ended December 31, 2020 and 2019, respectively.  Our accumulated deficit at December 31, 2020 was $133,816.  In addition, we have limited financial resources.  As of December 31, 2020, we had cash and cash equivalents of $2,706 and working capital of $2,638.

Notwithstanding the transactions with Synchron in October 2017 and October 2019, and the potential DoE financial award, we do not have sufficient funds to fully complete our planned demonstration project or feasibility studies, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon future financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing such a financing or transaction. Ultimately, in the event that we cannot obtain additional financial resources or complete a strategic transaction, we may have to liquidate our business interests, and investors may lose all or part of their investment.

Our largest shareholder beneficially owns a significant percentage of our common shares, has significant influence on our major corporate decisions, including veto power over some matters, and could take actions that may not be viewed favorably by certain other shareholders, any of which actions could adversely affect the market price of our common shares.

Synchron currently owns approximately 48.5% of the issued and outstanding common shares of the Company.  Additionally, Synchron has approval rights for certain corporate actions and three of seven directors to the Company’s Board.

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

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued the 2016 implemented cost-conservation measures through 2020. Given the completion of the transactions with Synchron on October 2, 2017 and October 16, 2019 (as discussed in Item 7: Management Discussion and Analysis, Financial Liquidity and Capital Resources), the Company is focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot plant testing and a planned demonstration plant .  The Company will also continue with certain limited exploration-related reclamation activities in 2021 as required and appropriate. However, our ability to obtain further financing or attract a strategic partner to fund the completion of the permitting once resumed is uncertain. If we are unable to timely progress our permitting while the information is still deemed adequate by the applicable regulatory agencies, we may have to restart the permitting process, or take extra steps to reinitiate the process, which would impact the cost and timing of permitting.

Our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations is uncertain.

Our current plan of operations for the Bear Lodge REE Project includes a waste rock storage site located on private property adjacent to the planned mine.  This private property consists of 640 acres and was sold to a third party on

October 26, 2016.  Although we hold a repurchase option on the property until the fifth anniversary of the land sale, our ability and the timing of our exercise of the repurchase option is uncertain.  If we were unable to repurchase the property, we would have to update our planned operations to identify an alternative stockpile storage area.  Additionally, we hold a land purchase option on private property located in Upton, Wyoming, which is the location for our planned processing operations.  If we are unable to maintain the purchase option, which is renewed annually in October each year, we would have to locate and secure another site as a suitable rare earth processing location.

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

Subject to further financing, and progression and outcome of a planned demonstration plant , we may commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our Mineral Resource estimate and refined plans for our process technology. Subject to further financing and the results of the UIT pilot plant test work, we may resume work on a FS. The results of this study are uncertain and may indicate project economics that are more or less favorable than those previously reported. As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS. As a result, we may need to update our beneficiation technology, processing technology and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible. In addition, there is a risk that the Company may not resume work on a FS.

Our viability as a rare earth company depends, in large part, on the financing, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth exploration project at this time is our Bear Lodge REE Project. Our continued viability is based, in large part, on successfully implementing our strategy, including completion of a FS, permitting and construction of a mine and beneficiation and processing facilities in a reasonable timeframe. If we are unable to secure additional capital or enter into a strategic transaction and implement our strategy, or in the event of the imposition of significant additional regulatory burdens or delays or a significant deterioration of the market for rare earth products, our ability to develop a sustainable or profitable business would be materially adversely affected. If the Bear Lodge REE Project does not proceed, then the viability of the Company may depend upon the ability to process REE from sources other than Bear Lodge using our proprietary technology assuming the technology is successfully proven through the operation of the demonstration plant.

Increased costs could affect our ability to bring the Bear Lodge REE Project into production and, once in production, to be profitable.

We estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our historical PFS, dated October 9, 2014, at approximately $290,000.  Our FS, if and once completed, could suggest that our estimated costs may be higher than those we previously anticipated, which could make it more difficult to finance the Bear Lodge REE Project or to successfully establish mining operations.

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

The COVID-19 pandemic may have an adverse impact on our business.

The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to raise capital, construct or operate our demonstration plant, mine or production facility, or execute our business plans.  In addition, preventive measures we may voluntarily put in place may have a material adverse effect on our business for an indefinite period of time, such as decreased employee or contractor availability, unavailability of needed products or services, or disruptions to the businesses of our contracted service providers and others.  Our suppliers may also face these and other challenges, which could lead to a disruption or delay in their services.  For example, UIT, which has been engaged in the test work relating to processing and separation of rare earths, has been slowed due to worker restrictions in Germany, although we still believe that the work will be completed timely.  The pandemic and resulting economic slowdown may also impact the supply and demand for rare earths domestically and globally.  Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic cannot be reasonably estimated at this time due to the uncertainty of future developments.

We expect to rely on our proprietary technology and processes to further our Bear Lodge REE Project.

We utilize trade secret protection and nondisclosure agreements to protect our proprietary rare earth technology. As of December 31, 2020, we had filed six U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, (2) thorium extraction process technology, and (3) separation of cerium and/or thorium from bulk REEs in an SX process. These provisional applications provided the basis for the current patent portfolio, which includes two pending U.S. patent applications, one pending foreign application, and six issued foreign patents across four separate foreign jurisdictions.  If allowed, a U.S. patent granted from the utility patent applications would have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property relating to our patents-pending and related technical information to Synchron in October 2017, which license became exclusive to Synchron and its affiliates in October 2019. See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources- Transaction with Synchron.

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

It may be difficult to bring and enforce suits against us.  We are incorporated in the province of British Columbia, Canada under the BCBCA. Some of our directors may be residents of Canada, and a substantial portion of their assets are located outside of the U.S. As a result, it may be difficult for U.S. holders of our common shares to effect service of process on these persons within the U.S. or to recover in the U.S. on judgments rendered against them.  In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S., or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the U.S.

We believe that we were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2020, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

An investor in our common shares that is a U.S. taxpayer (referred to as a U.S. shareholder) should be aware that we believe that we were a PFIC for the year ended December 31, 2020. We also expect that we will be a PFIC for the year ended December 31, 2020 but our PFIC status for such year may not be free from doubt. We may or may not be a PFIC in subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2020, or that we will or will not be a PFIC for the year ending December 31, 2021, or for any future year.  We will use commercially reasonable efforts to provide information regarding our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. shareholders who make a written request for such information.  Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is itself a PFIC, as may be the case with our wholly owned subsidiary, Rare Earth Holdings, Ltd., a British Columbia, Canada corporation.  Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC.  For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

Risks Related to the Mineral Exploration, Development and Mining Industries

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus currently is the advancement and development of the Bear Lodge REE Project, changes in demand for, and the market price of, REE products could significantly affect our ability to develop or finance a planned demonstration plant and the Bear Lodge REE Project, and eventually attain commercial production or profitability.  REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply and demand for REE products, and the political and economic conditions of countries that produce and use REEs.

As a result of the global pandemic and general economic slowdown during 2020, REE prices declined during the first half of the year. During the second half of the year REE prices increased markedly as China’s economy began recovering from the COVID-19 impact. Protracted periods of low prices for REE products could significantly reduce our ability to develop our planned demonstration project and the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

Demand for REE products is impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronics industries.  Lack of growth in these markets could adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business.  In contrast, periods of high REE prices are generally beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create non-REE alternate technologies that ultimately could reduce future long-term demand for REE products, and at the same time may incentivize development of otherwise marginal mining properties. For example, automobile manufacturers have previously announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of REEs.  If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for REEs were to decline, our share price would likely decline, and this could also impair our ability to obtain the funding needed for our planned demonstration plant and Bear Lodge REE Project, and our ability to find purchasers for our products at prices acceptable to us or at all.

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products.  REE supply markets continue to be dominated by production from China, which produced an estimated 65% of the global REE mine production in 2020. China also dominates the manufacture of metals, NdFeB magnets and other products from REE. The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs.  Advanced technology in recycling REEs may also impact supply and prices.  Any increase in the amount of REE products exported from other nations and increased competition may result in price reductions, reduced margins or loss of potential market share, any of which could materially adversely affect our business.  As a result of these factors, we may not be able to compete effectively against our future competitors.

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

•laws and regulations relating to environmental protection concerning, among other things, waste management, transportation, and disposal of toxic and radioactive substances, land use, water, air and the protection of threatened and endangered species.

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

Our activities are subject to environmental risks and compliance with environmental laws and regulations that are increasing and costly.

Our business is subject to environmental regulation in the jurisdictions in which we operate. Environmental laws and regulations at the local, state and federal level could evolve in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities, endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations at the local, state and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Projects or some portion of our business, causing us to reevaluate those activities at that time.

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

•The National Environmental Policy Act of 1969 (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions.  Under NEPA, a federal agency must prepare an EIS detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.”  The EPA will, and other federal agencies and any interested third parties can, review and comment on the scope of the EIS and the adequacy of and findings set forth in the draft and final EIS.

•As required, we began in 2012 to undertake the NEPA process for the Bear Lodge REE Project. However, we have since placed the Bear Lodge REE Project under care-and-maintenance, and all permitting activities have been suspended, including the EIS process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely.

•The NRC, pursuant to its authority under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), oversees the regulatory framework governing the control of radioactive materials, including beneficiation and processing of REE that contain radioactive source materials such as uranium and thorium.  The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight.  If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required.  We are required to follow the regulations pertaining to a license application for the Bear Lodge REE Project. The licensing process, including NEPA review relating to the NRC licensing, may cause delays or result in changes to the Bear Lodge REE Project design to mitigate impacts as required under the license.

•Under CERCLA and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination.  CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions.  We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators.  We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages.  We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

•The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, govern the disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions.  Although certain mining, beneficiation, and mineral processing wastes currently are exempt from regulation as hazardous wastes under RCRA, the EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA.  It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements.

•The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining, beneficiation, and processing activities.  Our planned mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws.  New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs to remain in compliance.  In addition, permitting rules and issued permits may impose limitations on production levels or result in additional capital expenditures to comply with such rules or permits.  In certain circumstances, private citizens may also sue sources of pollutants for alleged violations of the CAA.

•The Clean Water Act (“CWA”) and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S.  These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future.  Violation of the CWA and similar state regulatory programs can result in civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants.  They also can impose substantial liability for the costs of removal or remediation associated with such discharges.  The CWA also requires a discharge permit for certain activities and requires the implementation of a Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of stormwater run-off.  The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by a permit issued by the U.S. Army Corps of Engineers.

•The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder regulate the drilling and operation of subsurface injection wells.  The EPA directly administers the UIC program in some states, and in others the responsibility for certain aspects of the program has been delegated to the state.  Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.

•The Endangered Species Act (“ESA”) regulates activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend.  The ESA protects threatened and endangered species primarily by prohibiting the unauthorized “taking” of listed species.  The ESA also requires consultation with other agencies in certain circumstances.  Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs.  In addition, the ESA authorized both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs that could have a material adverse effect on our business.

A number of governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change. In the U.S., on December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has developed and implemented regulations that restrict GHG emissions under existing provisions of the CAA, including one rule that limits GHG emissions from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the CAA construction and operating permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. On June 3, 2010, the EPA published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. This rule “tailored” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. However, based on a decision of the U.S. Supreme Court, only facilities already required to obtain PSD permits for other criteria pollutants must also reduce GHG emissions that exceed certain thresholds consistent with guidance for determining "best available control technology" standards for GHG, which guidance was published by the EPA in November 2010.

In addition, both houses of Congress have considered legislation to reduce GHG emissions and many states have already taken legal measures to reduce GHG emissions, primarily through the development of GHG inventories, GHG permitting and/or regional GHG “cap and trade” programs. Most of these “cap and trade” programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission-reduction goal is achieved. The new U.S. presidential administration has made climate change legislation and regulation a priority, which, with the change of control of the U.S. Congress, increases the likelihood of increased regulation of GHG emissions.

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

Mineral exploration, development and mining involve various types of risks and hazards, including, but not limited to the following:

•environmental hazards;

•power outages;

•metallurgical and other processing problems;

•unusual or unexpected geological formations or conditions;

•personal injury, flooding, fire, explosions, cave-ins, earthquakes, landslides and rock-bursts;

•mineral exploration, transportation or mining accidents;

•concentrate losses;

•fluctuations in exploration, development and production costs;

•labor disputes;

•supply interruptions;

•unanticipated variations in grade;

•mechanical equipment failure;

•periodic interruptions due to inclement or hazardous weather conditions; and

•regulatory delays, curtailments or shutdowns.

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

The exploration of our Bear Lodge Property entails certain risks including unexpected or unusual operating conditions, such as rockslides, cave-ins, flooding, fire and earthquakes.  It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and/or a decline in the value of our assets or common shares. We expect to maintain general liability, director and officer insurance, and some insurance against our assets but not with the expectation of full replacement value. We may decide to update or amend our insurance portfolio in the future if coverage is available at economically viable rates.

Increased competition could adversely affect our ability to attract necessary capital funding.

The mining industry is intensely competitive, and we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we have. This competition from other mining companies could adversely impact our efforts to hire experienced mining professionals. Competition for resources at all levels can be very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or attract or retain key personnel or outside technical resources.

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

Reclamation requirements may include the following, among other things:

•control dispersion of potentially deleterious effluents;

•reduce open pit mine slope angles;

•treat ground and surface water to drinking water standards; and

•reasonably re-establish pre-disturbance vegetation and land forms.

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

The U.S. Congress from time to time has considered proposed revisions to the U.S. General Mining Law. If Congress again considers and enacts any such revisions, such legislation could change the cost of holding unpatented mining claims or significantly impact our ability to develop mineralized resources on unpatented mining claims. The change in the U.S. presidential administration and change in composition of Congress in 2021 could increase the likelihood that Congress considers such revisions at some point. Past bills have proposed, among other things, to (i) impose a federal royalty on production from unpatented mining claims, (ii) impose a fee on the amount of material displaced at a mine, (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iv) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (v) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. General Mining Law, (vi) replace the location of mining claims with federal leases for locatable minerals, and (vii) allow for administrative determinations that mining would not be allowed where undue degradation of the federal lands in question could not be prevented. Although we cannot predict what legislated royalties might be, the enactment of a federal royalty or other provisions contained in any such proposed bills could adversely affect the potential for development of our unpatented mining claims, our ability to operate, or our financial performance. The effect of any proposed revision of the U.S. General Mining Law on operations cannot be determined until enactment. However, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

Risks Related to Our Common Stock

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

Because our success is highly dependent upon our employee, consultants and directors, we have granted to some or all of our key employee, directors and consultants, options to purchase common shares as non-cash incentives.  To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders may be diluted.  As of December 31, 2020, there were 3,100,000 stock options outstanding to employees, consultants and directors, which, if exercised, would result in an additional 3,100,000 common shares being issued and outstanding, which equals approximately 3.0% of our common shares outstanding as of December 31, 2020.

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

General Risk Factors

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

BEAR LODGE PROPERTY (WYOMING, USA)

The Bear Lodge Property contains two projects, the Bear Lodge REE Project and the Sundance Gold Project.  The Bear Lodge REE Project consists of the Bull Hill deposit, inclusive of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor and Carbon, all of which are located near Sundance, Wyoming.  The Bear Lodge REE Project also includes the proposed hydrometallurgical plant site to be located on private property in Upton, Wyoming that we currently have an option to purchase. Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project.” We hold our interest in the Bear Lodge Property through our indirect wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

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

The 2014 program consisted of the excavation of a test trench along the southwestern flank of Bull Hill in August.  The main mineralized zone (Bull Hill Main) was exposed and exploited for the collection of geological information including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations. The program netted 907tonnes (1,000 tons) of material the bulk of which is stored for current and future metallurgical work.

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

No drilling was performed from 2017 through 2020.

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

Pre-feasibility Study

In 2013 and 2014, we worked on optimizing the Bull Hill deposit plan, the mineral process methods and the Bear Lodge REE Project economics.  In 2014, a Technical Report meeting the requirements of Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects was completed and included a PFS containing an estimate of the mineralization at the Bear Lodge REE Project as well as preliminary estimates of initial and life-of mine capital costs for the potential development of the project.  These estimates have not been updated since the date of that report and the assumptions contained therein may need to be updated to be accurate in today’s environment.

Permitting Progress

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project.  This process is essential to securing the permits and approvals necessary to move into production.  In early 2012, we submitted the plan of operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013. The USFS selected a project manager and prime contractor for preparation of the EIS, published notice in the Federal Register and completed necessary scoping work. The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative. The U.S. Army Corps of Engineers and the appropriate state and local government agencies are involved in the EIS process as cooperating agencies. On January 22, 2016, our Board of Directors decided to continue to conserve cash due to the then difficult market conditions and suspend all permitting and licensing efforts, including the EIS process. We notified the USFS and cooperating agencies, the NRC and the state of Wyoming of our decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. Assuming permitting efforts resume within a reasonable time, the final EIS and draft Record of Decision, the decision document that establishes the acceptable operating conditions, would be expected within 18 to 30 months of the resumption of such permitting efforts. During 2018, the Company undertook to update the baseline environmental data for the Bear Lodge REE Project which is scheduled for a further update in 2022.

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

The Company had historically conducted metallurgical test work primarily at SGS Lakefield Research Limited of Lakefield, Ontario, Canada, which is independent from the Company. That test work is now being validated and enhanced by UIT as described in Note 8 to the Company’s Consolidated Financial Statements for the year ended December 31, 2020.

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

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property.  The Sundance Gold Project consists of 288 unpatented lode mining claims adjacent to the Bull Hill Rare Earth Project in Crook County, Wyoming. In 2011, we published a Technical Report that contains dated estimates of inferred mineral resources on the Sundance Gold Project. As a result of the Company’s current focus on the Bear Lodge REE Project, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011. We have not done sufficient work to classify the historical estimate as current mineral resources or mineral reserves, and we are not treating the estimate as current mineral resources or mineral reserves.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration of 1977 under the Federal Mine Safety and Health Act of 1977. During the year ended December 31, 2020, the Company was not subject to any regulation by the Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of March 9, 2021, we had approximately 43 shareholders of record who hold 104,895,245 common shares issued and outstanding.

DIVIDEND POLICY

We do not anticipate that we will declare any dividends in the foreseeable future.  Payment of any future dividends, if any, will be at the discretion of the Board of Directors after taking into account many factors, including operating results, financial conditions and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2020, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2020 that were not previously included in a Current Report on Form 8-K or Quarterly Report on Form 10-Q of the Company.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2020, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: our 10% Rolling Stock Option Plan (the “RSOP”) which was adopted by our shareholders on December 2, 2011, and amended and restated on April 7, 2020, as approved by our Board.

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan,  at December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,100,000	$0.28	7,389,525
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,100,000	$0.28	7,389,525

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is a U.S. Holder (as defined below).  This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the U.S.  In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be material to investors subject to special treatment under U.S. federal income tax law. For example, this discussion does not address all U.S. federal income tax aspects that may be material to U.S. Holders who own or have owned, directly or by the application of certain constructive ownership rules, 10% or more of the outstanding shares of the Company by either vote or by value, U.S. expatriates, insurance companies, tax-exempt entities, financial institutions, persons subject to the alternative minimum tax, or the base erosion and anti-abuse tax, regulated investment companies, securities broker-dealers or dealers, traders in securities who elect to apply a mark-to-market method of accounting, partnerships or other pass-through entities and investors in such an entity, persons holding our securities as part of a larger integrated transaction, persons who acquire our securities as compensation, persons who may be subject to the tax on global intangible low-taxed income, persons who may be eligible for a deduction for a portion of foreign-derived intangible income or global intangible low-tax income, and persons whose functional currency is not the U.S. dollar.  This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the U.S. and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions.  We will not request any rulings from the IRS or obtain any opinions from counsel on the tax consequences described below, or on any other issues.  The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested.  Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.

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

We believe that we were a PFIC for the year ended December 31, 2020. We expect that we will be a PFIC for the year ending December 31, 2021, and we may also be a PFIC for subsequent years. The tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2020, or that we will or will not be a PFIC for the year ending December 31, 2021, or for any future year.  We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

Each U.S. Holder that has a direct or indirect interest in our common shares for a year for which we were a PFIC, generally would be required to file an IRS Form 8621 (“Form 8621”), if, during such year, the U.S. Holder received distributions or recognized gain with respect to our common shares, or was deemed to receive an indirect distribution from a lower-tier PFIC or to recognize gain on an indirect disposition of lower-tier PFIC stock, or in such other situations as the IRS may require. Form 8621 also is used to make certain elections with respect to PFICs, including a QEF election and a mark-to-market election.  Each U.S. Holder should consult its tax advisor regarding these and any other relevant information or other reporting requirements.

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

If the excess distribution regime discussed above does not apply to the sale or disposition of our common shares, the difference between the amount received and the adjusted tax basis of the common shares will be a gain or loss. If, as usually is the case, the common shares are a capital asset in the hands of the U.S. Holder, such gain or loss will be a capital gain or loss. If the U.S. Holder has made a QEF election with respect to the shares, the adjusted basis will be increased by the U.S. Holder’s proportionate share of income and capital gains taken into account each year as a result of the QEF election. If the U.S. Holder has made a mark-to-market election with respect to the shares, the adjusted basis will be increased by the net income recognized on the common shares as a result of the mark-to-market election. Capital gain or loss with respect to common shares generally will be long-term capital gain or loss if the holding period for the shares giving rise to such gain or loss exceeds one year. Under current law, long-term capital gains realized by individual U.S. Holders are taxed at reduced rates. Short-term capital gains are taxed at ordinary income rates. The deductibility of capital losses is subject to significant limitations.

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

Surcharge on Net Investment Income; Other Tax Rules

A surtax of 3.8% (the “unearned income Medicare contribution tax”) is imposed on the “net investment income” of certain U.S. citizens and resident aliens, and on the undistributed “net investment income” of certain estates and trusts, in each case in excess of a threshold amount. Net investment income generally includes dividends and net gain from the disposition of property (other than property held in a “non-passive” trade or business). Net investment income is reduced by deductions that are properly allocable to such income.  Special rules determine when the unearned income Medicare contribution tax applies to distribution or income with respect to PFICs. U.S. Holders should consult with their U.S. tax advisors concerning how these rules would apply to an investment in our common shares.

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

Foreign Tax Credit or Deduction

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of our common shares may be entitled, at the election of the U.S. Holder, to either receive a deduction or a tax credit for U.S. federal income tax purposes with respect to such foreign tax paid or withheld. Significant and complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder’s U.S. income tax liability that the U.S. Holder’s “foreign source” income bears to his or its worldwide taxable income. In applying this limitation, the various items of income and deduction must be classified as either “foreign source” or “U.S. source.” Complex rules govern this classification process.

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

In general, backup withholding will apply, currently at a rate of 24%, with respect to reportable payments made to a U.S. Holder unless (i) the U.S. Holder is a corporation or other exempt recipient, and if required, demonstrates such exemption, or (ii) the U.S. Holder furnishes the payor with a taxpayer identification number on IRS Form W-9 in the manner required, certifies under penalty of perjury that such U.S. Holder is not currently subject to backup withholding and otherwise complies with the backup withholding requirements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report.  This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 9, 2021.  This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OUTLOOK

During 2020, the Company focused on continuing the confirmation and enhancement of our proprietary technology for rare earth processing and separation through pilot testing.  In 2020, the Company continued its formal engagement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into new agreements for the pilot testing (see Note 8 to the Consolidated Financial Statements for complete discussion regarding the engagement). The Company expects pilot testing to be completed during the first half of 2021 with results incorporated into a planned demonstration plant as described below.

Further, in 2020, the Company continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and the Company’s potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing a secure domestic supply chains, including rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. As a result, the Company is participating in these initiatives as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, automobiles, consumer electronics, and oil refining equipment.  In January 2021, we received notice regarding a potential financial award from the U.S. Department of Energy (“DoE”) that the Company, as a member of a consortium of companies, had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor, had submitted a formal proposal to the DoE in response to a published Financial Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from

Bear Lodge REE Project.  The Company expects to complete pre-award negotiations within the second quarter of 2021.

During the first half of 2021, the Company expects to further the plans for the demonstration plant including (i) completion of further piloting to optimize certain process steps and scale-up design criteria, (ii) confirm operating and capital cost estimates, (iii) finalize the pre-award negotiations with the DoE for the financial award described above, and (iv) secure additional funding.

In December 2019, a novel strain of coronavirus known as COVID-19 appeared and has since spread around the world with resulting economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of any continued spread of COVID-19, the impact of vaccination efforts, and the duration and intensity of further economic, business and social disruption and related financial impacts in 2021 are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employees have abided by government shelter-in-place orders. As a result, the Company has seen delays from certain third party contractors with respect to the pilot plant studies being conducted by UIT (see Note 8 to the Consolidated Financial Statements for complete discussion regarding the agreement), which has slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity.  Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company as of December 31, 2020; however, we will continue to examine the impacts the CARES Act, and any future economic relief legislation, may have on our business. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Summary

Our consolidated net loss for the year ended December 31, 2020 was $3,228, or $0.03 per share, compared to our consolidated net loss of $1,513, or $0.02 per share, for the same period in 2019.  See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and Evaluation

Exploration and evaluation costs of $1,347 for the year ended December 31, 2020 were slightly higher than $1,146 for the same period in 2019. We have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations, supplementing our environmental baseline studies and reviewing and advancing our technology under the UIT agreement.

Corporate Administration

Corporate administration costs increased to $1,823 for year ended December 31, 2020, compared to $979 for the same period in 2019. The increase from the prior period was the result of increased expenses associated with our compliance and regulatory obligations, government relations efforts and stock-based compensation.

Accretion Expense

Accretion expense was $80 for each of the years ended December 31, 2020 and 2019.  We record accretion expense at each reporting period to increase the Repurchase Option liability to the anticipated exercise amount of $1,000.

Amortization of Intellectual Property Income

During the year ended December 31, 2019, we amortized $650 of deferred intellectual property income. We incurred deferred intellectual property income due to the intellectual property rights agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  Because Synchron obtained exclusive rights to the intellectual property upon exercise of the Option (as discussed below), the value of the intellectual property rights agreement was considered deferred income.  Prior to Synchron exercising its Option, we were amortizing the deferred income using the straight-line method over a period of four years (the term of the option agreement). Upon exercise of the Option during the fourth quarter of 2019, the Company fully amortized the remaining balance of the deferred intellectual property income. As a result, there was no amortization during the year ended December 31, 2020.

Gain on Revaluation of Option Liability

Gain on the revaluation of the option liability was $19 for the year ended December 31, 2019.  This gain is directly related to the valuation of the option agreement with Synchron (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below).  As the option agreement was considered a derivative liability, we revalued the option liability at the end of each reporting period, until the Option was exercised during the fourth quarter of 2019. As a result, there was no gain on revaluation of the Option liability during the year ended December 31, 2020.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $3,119 for the year ended December 31, 2020, approximating $1,935 for the same period in 2019.  The increase of $1,184 in cash used is primarily the result of increased spending on advancing our technology under the UIT agreement and our compliance with environmental and regulatory obligations.

Financing Activities

During the year ended December 31, 2020, the Company received proceeds of $161 from the exercise of stock options.

During the year ended December 31, 2019, the Company received $5,040 from the Synchron option exercise (see “Financial Position, Liquidity and Capital Resources – Transaction with Synchron” discussion below) and $36 from stock option exercises.

Liquidity and Capital Resources

At December 31, 2020, our total current assets were $2,753, as compared with $5,704 at December 31, 2019, which is a decrease of $2,951. The decrease in total current assets is primarily due to a decrease in cash and cash equivalents due to funding our operations. Our working capital at December 31, 2020 was $2,638, as compared with $5,234 at December 31, 2019.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Financial Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project.  The Company expects to complete pre-award negotiations within the second quarter of 2021.   Should the financial award not be successfully finalized, the Company anticipates undertaking revised operational plans to reduce spending to cover minimal costs. Such actions combined with the funds remaining from transactions with Synchron in October 2017 and October 2019, will allow the Company to meet its financial obligations into the second quarter of 2022.

During the first half of 2021, the Company plans to further its plans for the demonstration project including (i) completing further piloting to optimize certain process steps, scale-up design criteria, and materials required, (ii) confirming operating and capital cost estimates, (iii) participate in pre-award negotiations with the DoE for the financial award described above, and (iv) securing additional external funding. Should the financial award not be successfully finalized, the Company anticipates undertaking revised operational plans to cover expected costs.

Further, the Company does not have sufficient funds, however, to progress with its planned demonstration plant or feasibility studies, licensing, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon the finalization of the DoE award and financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing the DoE award or other financings.  Ultimately, in the event that we cannot finalize the DoE financial award, secure additional financial resources, or complete a strategic transaction in the longer term, we may need to suspend our operational plans or even have to liquidate our business interests, and investors may lose all or part of their investment.

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

Contractual Obligations

On February 14, 2019, the Company and UIT executed a technology test work agreement to further validate the Company’s rare earth processing technology at pilot plant scale. The Board of Directors of Rare Element approved the UIT pilot plant engagement on February 7, 2019. Consistent with prior Board action engaging UIT, the two directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT. The UIT pilot plant agreement was for an amount not to exceed $700.  Additionally, on September 9, 2019, the Company entered into an agreement to amend the scope terms and conditions related to the February 2019 agreement which resulted in additional estimated costs of $70.

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT optimized certain process steps, developed scale-up design criteria for a demonstration plant, and confirmed operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

For the years ended December 31, 2020 and 2019, the Company paid $1,131 and $223, respectively, for services rendered under these agreements.

In January 2021, the Board of Directors reviewed the final report from UIT for work completed to date at the hydrometallurgical plant in Germany that demonstrated that the Company’s innovative patented process can produce a saleable neodymium/praseodymium (“NdPr”) rare earth product with significantly fewer steps than currently available separation technologies and expected lower capital and operating costs.  While the work in 2020 did further optimize certain aspects of the separation process, the report noted further opportunities for enhancement including producing a purer NdPr product.  To that end, the Board of Directors approved $500 for additional work for the first half of 2021 to prove out these enhancements as well as update the process flow diagrams and conduct preparatory studies for the basic engineering of the demonstration plant. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

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

Shareholders and Board of Directors

Rare Element Resources Ltd.

Littleton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rare Element Resources, Ltd. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Liquidity

As described in Note 1, the consolidated financial statements have been prepared on a going concern basis. As of December 31, 2020, the Company had cash of $2.7 million and cash used in operations of $3.1 million for the year. Additionally, the Company has incurred losses since inception and further losses are anticipated in the development of its business. The Company received notice regarding a potential financial award from the Department of Energy. Should the financial award from the Department of Energy not be finalized, the Company has the ability to revise its operational plans and reduce expenditures, which would allow it to meet its financial obligations into the second quarter of 2022.

We identified management’s evaluation of liquidity as a critical audit matter due to the significant judgments and assumptions used in (i)  the Company’s assessment of the probability of successfully finalizing award negotiations with the Department of Energy, (ii) the Company’s development of the revised operational plan, and (iii) the preparation of complete and accurate liquidity disclosures.  Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:

•Independently assessing the probability of successfully finalizing award negotiations through review of the Selection Letter received from the Department of Energy.

•Assessing the reasonableness of management’s key assumptions in forecasting cash expenditures within a year after the financial statements are issued, by (i) performing a retrospective review of historical actual results as compared to the original budget, (ii) comparing historical results to the revised operational plans to reduce expenditures, and (iii) verifying the nature of the reduced expenditures by comparing to other audit evidence obtained.

•Evaluating the completeness and accuracy of the Company’s liquidity disclosure in the consolidated financial statements by comparing to other evidence obtained during the audit to determine whether such information is consistent or contradictory.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Spokane, Washington

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Rare Element Resources Ltd.

Littleton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rare Element Resources Ltd. (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor from 2012 to 2020.

Denver, Colorado

March 17, 2020, except for Note 2, which is dated March 26, 2021

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. Dollars, except shares outstanding)
	December 31,
	2020	2019 (revised)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$ 2,706	$ 5,664
Prepaid expenses and other	47	40
Total Current Assets	2,753	5,704

Equipment, net	51	56
Investment in land	600	600
Total Assets	$ 3,404	$ 6,360

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 115	$ 470
Total Current Liabilities	115	470

Reclamation obligation	132	132
Repurchase option (Note 5)	933	853
Total Liabilities	1,180	1,455

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding December 31, 2020 and 2019 104,895,245 and 103,966,880, respectively	111,823	111,662
Additional paid in capital	24,217	23,831
Accumulated deficit	(133,816)	(130,588)
Total Shareholders’ Equity	2,224	4,905

Total Liabilities and Shareholders’ Equity	$ 3,404	$ 6,360

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in thousands of U.S. Dollars, except per share and common share amounts)

	Year Ended December 31,
	2020	2019 (revised)
Operating income and (expenses):
Exploration and evaluation	$ (1,347)	$ (1,146)
Corporate administration	(1,823)	(979)
Depreciation	(5)	(5)
Total operating expenses	(3,175)	(2,130)

Non-operating income (expense):
Interest income	27	40
Accretion expense (Note 5)	(80)	(80)
Recognized deferred income on the sale of intellectual property (Note 6)	–	650
Gain on revaluation of option liability (Note 6)	–	19
Other expense	–	(12)
Total non-operating income (expense)	(53)	617

Net loss	$ (3,228)	$ (1,513)

LOSS PER SHARE – BASIC AND DILUTED	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	104,236,833	84,633,798

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. Dollars)
	For the year ended December 31,
	2020	2019 (revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (3,228)	$ (1,513)
Adjustments to reconcile loss for the period to net cash and cash equivalents used in operations:
Depreciation	5	5
Accretion expense	80	80
Gain on revaluation of option liability	–	(19)
Recognized deferred income on the sale of intellectual property	–	(650)
Stock-based compensation	386	68
	(2,757)	(2,029)
Changes in working capital:
Prepaid expenses and other	(7)	(3)
Accounts payable and accrued liabilities	(355)	97
Net cash and cash equivalents used in operating activities	(3,119)	(1,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	161	36
Financing transaction, net (Note 6)	–	5,040
Net cash and cash equivalents provided by financing activities	161	5,076

Increase/(decrease) in cash and cash equivalents	(2,958)	3,141
Cash and cash equivalents – beginning of the period	5,664	2,523
Cash and cash equivalents – end of the period	$ 2,706	$ 5,664

Supplemental disclosure with respect to cash flows – Note 9

See accompanying notes to the consolidated financial statements.

RARE ELEMENT RESOURCES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. Dollars)

	Common Shares	Amount	Additional Paid in Capital	Accumulated Deficit (revised)	Total (revised)
Balance, December 31, 2018	79,591,880	$ 106,494	$ 23,763	$ (129,191)	$ 1,066
Adjustment January 1, 2019 (Note 2)	–	(233)	–	116	(117)
Common shares issuance	24,175,000	5,365	–	–	5,365
Stock option exercises	200,000	36	–	–	36
Stock-based compensation	–	–	68	–	68
Net loss	–	–	–	(1,513)	(1,513)
Balance, December 31, 2019	103,966,880	$ 111,662	$ 23,831	$ (130,588)	$ 4,905
Stock option exercises	928,365	161	–	–	161
Stock-based compensation	–	–	386	–	386
Net loss	–	–	–	(3,228)	(3,228)
Balance, December 31, 2020	104,895,245	$ 111,823	$ 24,217	$ (133,816)	$ 2,224

See accompanying notes to consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

During 2020, the Company focused on continuing the confirmation and enhancement of its proprietary technology for rare earth processing and separation through pilot testing.  In 2020, the Company continued its formal engagement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into new agreements for the pilot testing (see Note 8 to the Consolidated Financial Statements for complete discussion regarding the engagement). The Company expects pilot testing to be completed during the first half of 2021 with results incorporated into a planned demonstration plant as described below.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Annual Report on Form 10-K. The Company has incurred losses since inception and further losses are anticipated in the development of its business.  As of December 31, 2020, the Company had cash and cash equivalents of $2,706 and our cash used in operations during the year ended December 31, 2020 was $3,119, a portion of which was related to costs associated with pilot plant testing.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Financial Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from Bear Lodge REE Project.  The Company expects to complete pre-award negotiations within the second quarter of 2021.  Should the financial award not be successfully finalized, the Company anticipates undertaking revised operational plans to reduce spending to cover minimal costs. Such actions combined with the funds remaining from transactions with Synchron in October 2017 and October 2019 will allow the Company to meet its financial obligations into the second quarter of 2022.

However, even with the past transactions with Synchron in 2017 and 2019 (Note 6), the Company does not have sufficient funds to progress with its planned demonstration plant or feasibility studies, licensing, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon the finalization of the DoE award and financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that the Company will be successful in completing the DoE award or other financings.  Ultimately, in the event that the Company cannot finalize the DoE financial award and secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all of part of their investment.

In December 2019, a novel strain of coronavirus known as COVID-19 appeared and has since spread around the world resulting in economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

World Health Organization on March 11, 2020. The speed and extent of any continued spread of COVID-19, the impact of vaccination efforts, and the duration and intensity of further economic, business and social disruption and related financial impacts in 2021 are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employees and consultants have abided by government shelter-in-place orders. As a result, the Company has seen delays in the pilot plant studies being conducted by UIT (see Note 8), which has slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity. Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. The CARES Act has not had a material impact on the Company as of December 31, 2020; however, we will continue to examine the impacts that the CARES Act, and any future economic relief legislation, may have on our business.

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

Correction of immaterial errors

Repurchase Option Liability

During October 2020, we identified an error to the consolidated financial statements for the year 2019 and all quarterly periods through June 30, 2020 related to the Repurchase Option liability. We determined that the Repurchase Option liability was understated for the periods from January 1, 2018 through June 30, 2020 as a result of the incorrect application of ASC 606: Revenue from Contracts with Customers (“ASC 606”) and ASC 610: Other Income (“ASC 610”) upon the required adoption date of January 1, 2018.

On October 26, 2016, we sold approximately 640 acres of non-core real property to Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), for net proceeds of $595 in cash (the “Land Sale”).  Pursuant to the Land Sale agreement, we have the right to repurchase the land for $1,000 after the third anniversary following the Land Sale but on or before the fifth anniversary of the Land Sale (the “Repurchase Option”), in each case subject to certain adjustments (the “Repurchase Price”).  Payment of the Repurchase Price may be made, at Whitelaw Creek’s option, in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. At the time of the transaction, for accounting purposes, we were utilizing the profit-sharing method for real estate transactions under U.S. GAAP as it was thought to be unlikely that we would repurchase the land in the near term. Under this method, we classified our value in the land of $600 as an asset on our Consolidated Balance Sheet titled “Investment in land” and the value of the Repurchase Price of $600 as a liability on our Consolidated Balance Sheet titled “Repurchase option.”

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Under ASC 606 and 610, which subsequently changed our accounting effective January 1, 2018, we should have linearly increased the value of the Repurchase Option liability over time until the liability accumulates to the $1,000 at the time of exercise. This results in an accumulated deficit adjustment of $173 as of January 1, 2019 including accretion expense for the year ended December 31, 2018 of $80. For the year ended December 31, 2019, we should have recorded accretion expense of $80 and a corresponding increase to the Repurchase Option liability of $80. See the table below for the impact to the Consolidated Statements of Operations for the year ended December 31, 2019.

	Year Ended December 31,
	2019 (as reported)	2019 (revised)

Total operating expenses	$ (2,130)	$ (2,130)
Non-operating income (expense)
Accretion expense	–	(80)
All other income	697	697
Total non-operating income	697	617
Net loss	$ (1,433)	$ (1,513)
Loss per share – basic and diluted	$ (0.02)	$ (0.02)

For the three months ended March 31, 2020 and June 30, 2020, we revised the Condensed Consolidated Unaudited Statements of Operations with an additional $20 of accretion, increased net loss by $20, and noted no impact on loss per share – basic and diluted, for each period. For the six months ended June 30, 2020, we revised the Condensed Consolidated Unaudited Statements of Operations with an additional $40 of accretion, increased net loss by $40, and noted no impact on loss per share – basic and diluted, for the period

Additionally, as of December 31, 2019, we reported the value of the Repurchase Option liability of $600 in our annual report on Form 10-K for the year ended December 31, 2019 filed on March 17, 2020.  As a result of the correct adoption of ASC 606 and 610, the value of the Repurchase Option liability as of December 31, 2019 is $853 rather than $600. Subsequent to December 31, 2019, the Repurchase Option liability and Accumulated deficit should have increased $80 annually.

Finally, as a result of the correct adoption of ASC 606 and 610, we record the accretion expense as a noncash item in operating activities of the cash flow statement for each period presented. There is no change to cash used in operating activities for the year ended December 31, 2019 of $1,935.

Management evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of this error was significant as of January 1, 2019, the correction would not be material to any individual prior period, nor did it have a material effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of January 1, 2019 and have correctly stated the amounts for the years ended December 31, 2020 and 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K.

Valuation of Synchron Option Liability

As previously disclosed, during October 2019, we identified an error to the consolidated financial statements for the years 2017 and all quarterly periods through September 30, 2019 related to the valuation of the Synchron Option Liability (see Note 6 for complete discussion of the transaction). We were utilizing an incorrect estimated number of common shares to be issued upon Synchron’s exercise of its Option. The valuation utilized approximately 14,600,000 common shares estimated to be issued upon exercise of the Option, The Company disclosed in its annual report on Form 10-K for the years ended December 31, 2018 and 2017, this amount was potentially dilutive to its Shareholders. In each of its interim quarterly disclosures on Form 10-Q, the Company disclosed the number of common shares to be issued would be equivalent to approximately an additional 15.49% of the Company’s fully diluted outstanding common shares immediately after the exercise of the Option.  However, the Company issued 24,175,000 Common shares upon exercise of the Option which is consistent with other public disclosures and the

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

intention of the parties under the Option Agreement. The Company had properly disclosed the potential issuance of 24,175,000 common shares in its 2018 proxy statement and the August 21, 2017 8-K filing announcing the term sheet for the transaction. Synchron additionally disclosed 24,175,000 beneficial ownership shares in its 13D filing on October 19, 2017. The effect of correcting this calculation error as of January 1, 2019 to consolidated financial statements was to decrease Deferred intellectual property license income by $56, increase Common shares by $313 and decrease Accumulated deficit by $257 as reported in the annual financial statements for the year ended December 31, 2019.  In addition, during the fourth quarter of 2020, we identified a balance sheet classification error with the prior correction. The effect of correcting this classification error as of January 1, 2019 to consolidated financial statements was to decrease Common shares by $546 and increase Accumulated deficit by $546. See the table below for the impact to the Consolidated Balance Sheet for the year ended December 31, 2019.

	2019, as previously reported	Correction of errors	2019, as revised
Total assets	$ 6,360	$ –	$ 6,360
Total current liabilities	470	–	470
Reclamation obligation	132	–	132
Repurchase option	600	253	853
Common shares	112,208	(546)	111,662
Additional paid in capital	23,831	–	23,831
Accumulated deficit	(130,881)	293	(130,588)

Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that the correction would not be material to any individual prior period, nor did it have a material effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Accordingly, we are correcting this error as of January 1, 2019 and have correctly stated the amounts for the year ended December 31, 2019 Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2020 and 2019, cash and cash equivalents consisted of $2,706 and $5,664, respectively, of funds held in bank accounts with financial institutions in both Canada and the United States.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Reclamation Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value.  The reclamation obligation is based on when spending for an existing disturbance will occur.  We reclaim the disturbance from our exploration programs on an ongoing basis; therefore, the portion of our reclamation obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability.  The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by SEC Industry Guide 7, the timing of these reclamation activities is uncertain as the reclamation areas will only be utilized once the Bear Lodge REE Project is operating.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.  We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation in connection with the Bear Lodge Property.

Reclamation obligations are secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by applicable federal and state regulatory agencies. Our reclamation obligation was $132 as of December 31, 2020 and 2019.

Depreciation

Depreciation is computed using the straight-line method.  We depreciate computer equipment, furniture and fixtures and geological equipment over a period of three to ten years.  We depreciate vehicles over a period of five years.

Option Liability Valuation

Due to the variability in the number of common shares that could have been issued upon exercise of the Option Agreement (Note 6), the Option Agreement was considered a derivative liability. As a result, the Company revalued the option liability at the end of each reporting period, until the Option was exercised in October 2019.  The fair value of the option liability was calculated using the Black-Scholes option valuation model. The incremental difference between the estimated value of an exclusive and non-exclusive IP Rights Agreement was added to the value from the Black-Scholes model to arrive at the total value of the Option. Any gains or losses from the revaluation were recorded to the income statement. Upon exercise of the Option, the liability was reclassified to common shares on the Consolidated Balance Sheet. As noted previously, an error for the Synchron option liability was discovered in October 2019 and the appropriate adjustments to correct the error have been made.

Stock-based Compensation

The fair value of stock-based compensation awards is measured at the date of grant and amortized over the requisite service period, which is generally the vesting period, with a corresponding increase in additional paid-in capital.  The Company uses the Black-Scholes option valuation model to calculate the fair value of awards granted.

In the case of a share-based compensation award that is either cancelled or forfeited prior to vesting, the amortized expense associated with the unvested awards is reversed. A forfeiture rate is not estimated when determining the fair value of the options on the grant date.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Loss per Share

The loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method.  Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive.  At December 31, 2020 and 2019, we had 3,100,000 and 3,450,000 of potentially dilutive securities, respectively related to outstanding stock options.

Fair Value of Financial Instruments

Our financial instruments may consist of cash and cash equivalents, accounts payable and accrued liabilities, which are included in Level 1 of the hierarchy.  GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests.  The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

5.  EQUIPMENT AND LAND

At December 31, 2020 and 2019, equipment consisted of the following:

	December 31, 2020			December 31, 2019
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value
Computer equipment	$ 1	$ 1	$ –	$ 1	$ 1	$ –
Furniture	13	13	–	13	13	–
Geological equipment	346	296	50	346	292	54
Vehicles	87	86	1	87	85	2
	$ 447	$ 396	$ 51	$ 447	$ 391	$ 56

Depreciation expense for the year ended December 31, 2020 and 2019 was $5 and $5, respectively.  We evaluate the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired.

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

For accounting purposes, we have classified our value in the land as an asset on our Consolidated Balance Sheets titled “Investment in land” and the value of the Repurchase Price as a liability on our Consolidated Balance Sheets titled “Repurchase option”. Additionally, we are increasing the Repurchase Option liability on a straight-line basis through accretion expense until the liability reaches anticipated repurchase amount of $1,000.

6.  SHAREHOLDERS’ EQUITY

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Synchron received rights to use and improve the Company’s intellectual property relating to the Company’s patents and patents-pending and related technical information.  The Company retains the right to use any such improvements.

On October 16, 2019, the Company issued to Synchron 24,175,000 common shares of the Company for a purchase price of $5,040 in connection with the exercise by Synchron of the Option.  Accordingly, (i) Synchron’s ownership of outstanding common shares of the Company increased from approximately 34% to approximately 49%, (ii) Synchron obtained the right to nominate an additional board member and (iii) the intellectual property rights granted to Synchron pursuant to the IP Rights Agreement became exclusive for a perpetual term, free from a licensing fee. The Company retains the right to use the intellectual property and any improvements made by Synchron.

The Company engaged a third-party valuation firm to determine the fair value of the three components of the initial Synchron transaction, namely: (i) the Investment Agreement, (ii) the Option Agreement and (iii) the IP Rights Agreement.  As of the 2017 closing date of the Synchron transaction, the gross value of each component was determined to be as follows: $2,900 for the Investment Agreement, $825 for the Option Agreement and $1,027 for the IP Rights Agreement.  The costs incurred to complete the transaction were allocated to each component based on relative fair value to cost of equity, operating expenses and reduction to deferred income as they related to each component, respectively. As discussed in Note 2, during the fourth quarter of 2019, the Company discovered an error related to the valuation of the Synchron Option Liability.  The correction of the error resulted in gross value of each component to be as follows: $2,667 for the Investment Agreement, $1,140 for the Option Agreement and $945 for the IP Rights Agreement.

The value of the common shares was determined using a probability-weighted expected return method (“PWERM”) analysis, which included six different probability-weighted scenarios based on the calculated enterprise value of the Company utilizing assumptions from the PFS study completed in 2014 and trailing five-year average rare earth pricing in a discounted cash flow analysis.

Due to the variability in the number of common shares that could have been be issued upon exercise, the Option was considered a derivative liability. As a result, we revalued the option liability at the end of each reporting period, until the Option was exercised.  Any gains or losses from the revaluation were recorded to the Consolidated Statements of Operations.  The gain on the revaluation of the Option liability was $19 for the year ended December 31, 2019. Due to the Option exercise in October 2019, the Company no longer has a liability related to the Option and will no longer have any gains or losses from the revaluation of the Option liability.

Because Synchron and its affiliates would obtain exclusive rights to the intellectual property upon exercise the Option, the value of the IP Rights Agreement was considered deferred income as the Company retains exclusive title to the intellectual property until Synchron exercises the Option.  We amortized the deferred income using the straight-line method over the term of the Option Agreement as this was the period of the Company’s performance obligation related to the IP Rights Agreement.  During the year ended December 31, 2019, we amortized $650 of deferred intellectual property income.  The value of the IP Rights Agreement at the transaction date was determined using a PWERM analysis for six different probability weighted scenarios using the relief from royalty method based on market royalty rates for similar agreements.

Stock-based Compensation

We have options outstanding and exercisable that were issued under the 10% Rolling Stock Option Plan (the “RSOP”).  The terms of the RSOP were approved by our shareholders at the annual meeting of shareholders on December 2, 2011, and the RSOP was amended and restated on April 7, 2020, as approved by the Board. The RSOP established the maximum number of common shares which may be issued under the RSOP as a variable amount equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the RSOP, our Board of Directors may from time to time grant stock options to individual eligible directors, officers, employees or consultants.  The maximum term of any stock option is 10 years.  The exercise price of a stock option is not less than the closing price on the last trading day preceding the grant date.  The Board retains the discretion to impose vesting periods on any options granted.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

shares on the grant date. The significant assumptions used to estimate the fair value of 750,000 and 850,000 stock option awards granted during the years ended December 31, 2020 and 2019, respectively, using the Black-Scholes option valuation model are as follows:

	Year ended December 31,
	2020	2019
Risk-free interest rate	1.45%	2.50%
Expected volatility	148%	141%
Expected dividend yield	Nil	Nil
Expected term in years	5.0	5.0
Estimated forfeiture rate	Nil	Nil

The following table summarizes stock option activity for each of the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020		2019
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,450,000	$0.16	3,385,400	$0.24
Granted	750,000	0.83	850,000	0.07
Exercised	(1,100,000)	0.28	(200,000)	0.18
Cancelled/Expired	–	–	(585,400)	0.27
Outstanding, end of period	3,100,000	$0.28	3,450,000	$0.16

Exercisable, end of period	1,925,000	$0.12	2,600,000	$0.19

A summary of stock option activity as of December 31, 2020 and changes during the year then ended are presented below.

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	850,000	$ 0.07
Granted	750,000	$ 0.75
Vested	(425,000)	$ 0.06
Non-vested at December 31, 2020	1,175,000	$ 0.42

The stock-based compensation cost recognized in our Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 was $386 and $68, respectively. As of December 31, 2020, there was $196 of unrecognized compensation cost related to 1,175,000 unvested stock options. This cost is expected to be recognized over a weighted-average remaining period of approximately one year. At December 31, 2020, the intrinsic value of outstanding and exercisable stock options was $2,468 and $1,851, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2020 was $506.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Our future tax assets and liabilities at December 31, 2020 and 2019 include the following components:

	As of December 31,
	2020	2019
Deferred tax assets:
Non-current:
Accrued vacation and deferred revenue	$ 3	$ 3
Noncapital loss carryforwards, Canada	2,579	2,462
Capital loss carryforwards, Canada	6	6
Net operating loss carryforwards, U.S.	20,242	18,234
Mineral properties	2,322	3,325
Reclamation provision	28	28
Equipment	85	148
Share based compensation	65	23
Research and development	761	982
Deferred tax assets	26,091	25,211
Valuation allowance	(26,091)	(25,211)
Net	$ –	$ –

Deferred tax liabilities:
Deferred tax liabilities	$ –	$ –
Net deferred tax asset/(liability)	$ –	$ -

The composition of our valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2020	2019
Canada	$ 3,022	$ 2,897
United States	23,069	22,314
Total valuation allowance	$ 26,091	$ 25,211

It is more likely than not that the net deferred tax assets will not be realized, therefore we continue to record a 100% valuation allowance against the net deferred tax assets.

The valuation allowance increased $881 from the year ended December 31, 2019 to the year ended December 31, 2020, primarily due to the increase in net operating loss carryforwards (“NOL’s”), partially offset by amortization of capitalized exploration.

At December 31, 2020, we had U.S. NOL carryforwards of approximately $84,438, which expire from 2021 to indefinite.  As a result of the Tax Cuts and Jobs Act, US NOLs generated in years ending after 2017 have an indefinite carryforward rather than the previous 20-year carryforward.  This does not affect losses incurred in years ended in 2017 or earlier.   In addition, we had Canadian non-capital loss carryforwards of approximately C$12,177, which expire from 2025 to 2040.  As of December 31, 2020, there were Canadian capital loss carryforwards of C$59.  A full valuation allowance has been recorded against the tax effected US and Canadian loss carryforwards as we do not consider realization of such assets to meet the required 'more likely than not' standard.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of the U.S. NOL carryforwards. No Section 382 study has been completed; therefore, the actual usage of U.S. NOL carryforwards has not been determined.

For financial reporting purposes, loss from continuing operations before income taxes consists of the following components:

	For the years ended December 31,
	2020	2019
Canada	$ (237)	$ (63)
United States	(2,990)	(1,450)
	$ (3,227)	$ (1,513)

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,
	2020	2019
Net loss	$ (3,227)	$ (1,513)
Statutory tax rate	27%	27%
Tax expense at statutory rate	(871)	(409)

State taxes	(309)	(290)
Foreign rate differential	130	61
Change in tax rates	–	(119)
Share issuance costs amortization	(3)	(24)
Stock-based compensation	20	94
Nondeductible expenses	40	–
Expired net operating loss carryovers	24	18
Prior year true-up	88	(1,304)
Change in valuation allowance	881	1,973
Income tax expense	$ -	$ -

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

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT optimized certain process steps, developed scale-up design criteria for a demonstration plant, and confirmed prior operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The UIT pilot plant test work was completed in December 2019, with test work reports subsequently provided in early 2021 to the Company.  Further piloting is planned for 2021 to include economic optimization of certain process steps, developing scale-up design criteria for a demonstration plant, and confirmation of operating and capital cost estimates. See Note 11 for discussion of the 2021 UIT contract.

For the years ended December 31, 2020 and 2019, the Company paid $1,131 and $223, respectively, for services rendered under these agreements.

Land Purchase Option

On October 2011, we entered into a real estate option purchase agreement with a landowner in Wyoming.  We have the exclusive option to purchase approximately 350 acres of non-core real property for $1,000 per acre. The initial term of the real estate option purchase agreement.  The agreement may be extended on an annual basis, provided we provide notice of our intent to extend the agreement within the prescribed notice period and pay the extension renewal fee of $25.  We have renewed the real estate option purchase agreement each year since 2013.

9.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the years ended December 31, 2020 or 2019.

10.  SEGMENT INFORMATION

The Company operates in a single reportable operating segment, being the exploration of mineral properties. . The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance.  All of the Company’s long-lived assets are located in the United States.

11.  SUBSEQUENT EVENTS

In January 2021, the Board of Directors approved $500 for additional work for the first half of 2021 in connection with the development of the Company’s demonstration plant. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Financial Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from Bear Lodge REE Project.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2020.  Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

•Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management assessment, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included under the section entitled “Information on the Board of Directors and Executive Officers” in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2021 annual meeting of shareholders (the “Proxy Statement”), which information is incorporated by reference to this Annual Report.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	By	/s/ Adria Hutchison
	Randall J. Scott, President, Chief Executive Officer and Director		Adria Hutchison, (Principal Financial Officer)
(Principal Executive Officer)

	Date: March 26, 2021		Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 26, 2021

By:	/s/ Paul J. Schlauch
Paul J. Schlauch, Director
Date: March 26, 2021

By:	/s/ Lowell A. Shonk
Lowell A. Shonk, Director
Date: March 26, 2021

By:	/s/ David Roberts
David Roberts, Director
Date: March 26, 2021

By:	/s/ Kenneth J. Mushinski
Kenneth J. Mushinski, Director
Date: March 26, 2021

By:	/s/ Barton S. Brundage
Barton S. Brundage, Director
Date: March 26, 2021

By:	/s/ Randall J. Scott
Randall J. Scott, President, CEO and Director (Principal Executive Officer)
Date: March 26, 2021

By:	/s/ Adria Hutchison
Adria Hutchison, (Principal Financial Officer) Date: March 26, 2021

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.2	Certificate of Name Change (incorporated by reference to Exhibit 1.2 to the Company’s Form 20-F filed with the SEC on November 17, 2009)
3.3	Articles (incorporated by reference to Exhibit 1.3 to the Company’s Form 20-FR filed with the SEC on November 17, 2009)
4.1+	Description of Securities
10.1*	10% Rolling Stock Option Plan of the Company, as Amended and Restated on April 2, 2020 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)
10.2

Term Sheet for Purchase of Common Shares, Options and Intellectual Property Rights, dated August 18, 2017, by and between the Company and General Atomics Uranium Resources, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.3

Investment Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.4	Common Share Purchase Option, dated October 2, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)
10.5

Intellectual Property Rights Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.6*

Employment Agreement, effective January 1, 2018, by and between Rare Element Resources, Inc. and Randall J. Scott (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2018)

16.1	Letter from Plante & Moran, PLLC, dated October 20, 2020, (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on October 21, 2020)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on September 28, 2011)
23.1+	Consent of BDO USA, LLP
23.1+	Consent of Plante & Moran, PLLC
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan, contract or arrangement.