Form 10-Q
period 2021-03-31
RARE ELEMENT RESOURCES LTD
filed 2021-05-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

☐ Yes  ☒  No

Number of issuer’s common shares outstanding as of May 2, 2021: 105,308,445.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

•the impact of the COVID-19 pandemic (“COVID-19”) on (i) our business operations, (ii) our ability to raise capital, obtain licenses and permits, and to timely complete pilot plant test work, (iii) rare earth element prices, (iv) our near-term plans to construct and operate a planned demonstration plant, (v) our longer-term plans to construct and operate a full-scale mine and separation plant;

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

•expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance the Bear Lodge rare earth elements project (“Bear Lodge REE Project”), including the planned demonstration plant;

•our ability to resume suspended operational and permitting activities successfully;

•our ability and the timing to obtain necessary permits and licenses, including project development, mining, beneficiation and processing permits and source material licenses;

•the cost and timing of our current and planned future piloting of our rare earth element recovery and separation processes;

•our ability to meet pre-award requirements for a potential U.S. Department of Energy (“DoE”) financial award to support the funding of our planned demonstration plant;

•our ability to raise additional capital to meet cost sharing obligations for a potential DoE financial award to initiate and complete a planned demonstration plant;

•the cost and timing of our planned demonstration plant, and the outcomes of the project to support our overall processing and separation of rare earth elements from our Bear Lodge REE Project or rare earth elements from other sources;

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

•our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Bear Lodge REE Project and strategy;

•our lack of production from our mineral properties;

•our proprietary, patented and patent-pending, rare earth recovery and separation technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;

•our ability to maintain our proprietary interest in our patented and patent-pending intellectual property and related technical information licensed to third parties;

•intellectual property or related data being subject to damage or theft;

•our ability to maintain relationships and meet our obligations with significant investors or attract future investors or strategic partners;

•our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) progress and finalize our planned demonstration plant , (iii) conduct our strategic plans, including our Bear Lodge REE Project’s activities and (iv) maintain our general and administrative expenditures at appropriate levels;

•increased costs affecting our financial condition;

•the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;

•the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron and possibly other shareholders of the Company;

•whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;

•volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;

•our ability to secure financing, permit, license, construct and operate a planned demonstration plant and ability to incorporate the outcomes of the demonstration plant in our Bear Lodge REE Project or other processing and separation opportunities;

•the results of future feasibility studies with respect to the planned demonstration plant and the Bear Lodge REE Project;

•our ability to resume our currently suspended federal and state licensing and permitting efforts for the Bear Lodge REE Project in a timely and cost-effective manner, or at all;

•the permitting, licensing and regulatory approval process with respect to the exploration, development and operation of our Bear Lodge REE Project;

•mineral resource estimation;

•our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;

•delay from opposition to development of the planned demonstration plant or any of our Bear Lodge REE Project from third parties;

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

•our executive officer, directors and consultants being engaged in other businesses;

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

•risk factors discussed in our 2020 Annual Report on Form 10-K; and

•other factors, many of which are beyond our control.

This list is not exhaustive of the factors that might affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that could cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K for the year ended December 31, 2020. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD. CONSOLIDATED BALANCE SHEETS (Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$2,048	$2,706
Prepaid expenses and other	10	47
Total Current Assets	2,058	2,753

Equipment, net	50	51
Investment in land	600	600
Total Assets	$2,708	$3,404

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$374	$115
Total Current Liabilities	374	115

Reclamation obligation	132	132
Repurchase option	953	933
Total Liabilities	1,459	1,180

Commitments and Contingencies (Note 4)

SHAREHOLDERS’ EQUITY:
Common shares, no par value - unlimited shares authorized; shares outstanding March 31, 2021 and December 31, 2020 – 104,895,245 and 104,895,245, respectively	111,823	111,823
Additional paid in capital	24,290	24,217
Accumulated deficit	(134,864)	(133,816)
Total Shareholders’ Equity	1,249	2,224

Total Liabilities and Shareholders’ Equity	$2,708	$3,404

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in thousands of U.S. dollars, except share and per share amounts)

	For the three months ended March 31,
	2021	2020

Operating expenses:
Exploration and evaluation	$(507)	$(232)
Corporate administration	(520)	(390)
Depreciation	(1)	(1)
Total operating expenses	(1,028)	(623)

Non-operating income (expense):
Interest income	–	20
Accretion expense	(20)	(20)
Other income (expense)	–	1
Total non-operating income (expense)	(20)	1

Net loss	$(1,048)	$(622)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	104,895,245	103,967,320

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD. CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS (Expressed in thousands of U.S. dollars)
	For the three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,048)	$(622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Accretion expense	20	20
Stock-based compensation	73	59

Changes in working capital
Prepaid expenses and other	37	30
Accounts payable and accrued liabilities	259	(234)
Net cash used in operating activities	(658)	(746)

Decrease in cash and cash equivalents	(658)	(746)
Cash and cash equivalents - beginning of the period	2,706	5,664
Cash and cash equivalents - end of the period	$2,048	$4,918

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in thousands of U.S. dollars)

	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	103,966,880	$ 111,662	$ 23,831	$ (130,588)	$ 4,905
Stock option exercise	40,186	–	–	–	–
Stock-based compensation	–	–	59	–	59
Net loss	–	–	–	(622)	(622)
Balance, March 31, 2020	104,007,066	$ 111,662	$ 23,890	$ (131,210)	$ 4,342

Balance, December 31, 2020	104,895,245	$ 111,823	$ 24,217	$ (133,816)	$ 2,224
Stock-based compensation	–	–	73	–	73
Net loss	–	–	–	(1,048)	(1,048)
Balance, March 31, 2021	104,895,245	$ 111,823	$ 24,290	$ (134,864)	$ 1,249

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2021

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

In the first quarter of 2021, the Company focused on continuing the confirmation and enhancement of its proprietary technology for rare earth processing and separation through pilot testing conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, under a new agreement (see Note 4 to the for complete discussion regarding the engagement). The Company expects pilot testing to be completed during the second or early in the third quarter of 2021 with results to be incorporated into a planned demonstration plant as described below.  However, should additional funding as described below not be secured, these plans may be deferred to a later date.

The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business beyond the next 12 months following the filing date of this Quarterly Report on Form 10-Q. The Company has incurred losses since inception and further losses are anticipated in the development of its business.  As of March 31, 2021, the Company had cash and cash equivalents of $2,048 and our cash used in operations during the three months ended March 31,2021 was $658, a portion of which was related to costs associated with pilot plant testing and general and administrative expenses.

In January 2021, as a member of a consortium of companies, the Company received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the planned demonstration plant will process the already stockpiled high-grade material from Bear Lodge REE Project.  The Company expects to complete pre-award negotiations in the second quarter of 2021. Should the financial award not be successfully finalized, the Company anticipates undertaking revised operational plans to reduce spending to cover minimal costs. Such actions combined with the funds remaining from transactions with Synchron in October 2017 and October 2019 will allow the Company to meet its financial obligations into the second quarter of 2022.

However, even with the past transactions with Synchron in 2017 and 2019, the Company does not have sufficient funds to progress with its planned demonstration plant or with the feasibility studies, licensing, permitting, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon the finalization of the DoE award and financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that the Company will be successful in completing the DoE award or other financings.  Ultimately, in the event that the Company cannot finalize the DoE financial award and secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

In response to the COVID-19 pandemic, the Company has implemented travel restrictions, both domestically and internationally, and the Company’s employee and consultants have abided by government guidance and orders. As a result, the Company has seen delays in the pilot plant studies being conducted by UIT (see Note 4), that have slowed the progression of the planned test work. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity. Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property.  On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act has not had a material impact on the Company as of March 31, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act,  as well as any future economic relief legislation, may have on our business.

2.BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2020, which were included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of March 31, 2021, and the results of our operations and cash flows for the three months ended March 31, 2021 and 2020 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

3.SHAREHOLDERS’ EQUITY

Stock-based compensation

As of March 31, 2021, we had 3,100,000 options outstanding that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “RSOP”).

The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 was $73 and $59, respectively.  As of March 31, 2021, there was approximately $124 of total unrecognized compensation cost related to 375,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately one year. At March 31, 2021, the intrinsic value of outstanding and exercisable stock options was $6,157 and $5,617, respectively.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date.  There were nil and 750,000 options granted during the three months ended March 31, 2021 and 2020, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the three months ended March 31, 2020:

Risk-free interest rate	1.45%
Expected volatility	148%
Expected dividend yield	Nil
Expected term in years	5.0
Estimated forfeiture rate	Nil

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes our stock option activity for each of the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of period	3,100,000	$0.28	3,450,000	$0.16
Granted	–	–	750,000	0.83
Exercised (1)	–	–	100,000	0.32
Outstanding, end of period	3,100,000	$0.28	4,100,000	$0.28

Exercisable, end of period	2,725,000	$0.19	2,925,000	$0.17

Weighted-average fair value per share of options granted during period			$ 0.75

(1)The 100,000 stock options exercised resulted in 40,186 common shares being issued on a net settlement basis pursuant to the terms of the RSOP for the three months ended March 31, 2020.

The following table summarized the changes in non-vested stock options for the three months ended March 31, 2021:

Non-vested Stock Options	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	1,175,000	$ 0.42
Vested	(800,000)	$ 0.47
Non-vested at March 31, 2021	375,000	$ 0.83

4.COMMITMENTS AND CONTINGENCIES

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

Contract commitment – related party

On March 9, 2020, the Board of Directors approved the engagement of UIT for further pilot plant test work in an amount not to exceed $650. Under the 2020 engagement, UIT optimized certain process steps, developed scale-up design criteria for a planned demonstration plant, and confirmed operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

The UIT pilot plant test work was completed in December 2020, and test work reports were provided to the Company in early 2021.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

In January 2021, the Board of Directors approved $500 for additional work in the first half of 2021 to include optimizing of certain process steps, developing scale-up design criteria for a planned demonstration plant, and confirming operating and capital cost estimates. Consistent with the prior Board action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

For the three months ended March 31, 2021 and 2020, the Company paid $119 and $402, respectively, for services rendered by UIT.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2021, has been prepared based on information available to us as of May 7, 2021. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2020, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

In the first quarter of 2021, the Company focused on continuing the confirmation and enhancement of its proprietary technology for rare earth processing and separation through pilot testing through its formal engagement with Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, by entering into new agreements for the pilot testing (see Note 4 to the Condensed Consolidated Financial Statements for complete discussion regarding the engagement). The Company expects pilot testing to be completed during the second or early in the third quarter of 2021 with results incorporated into a planned demonstration plant as described below. During the second and third quarters of 2021, the Company expects to further the plans for the demonstration plant including (i) completing further piloting to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, (iii) finalizing the pre-award negotiations with the DoE for the financial award described above, and (iv) securing additional funding.

Further, in 2021, the Company continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and the Company’s potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing  secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. As a result, the Company is participating in these initiatives as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, automobiles, consumer electronics, and oil refining equipment.  In January 2021, we received notice from the U.S. Department of Energy (“DoE”) that the Company, as a member of a consortium of companies, had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor, had submitted a formal proposal to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from Bear Lodge REE Project.  The Company expects to complete pre-award negotiations in the second quarter of 2021.

In December 2019, a novel strain of coronavirus known as COVID-19 appeared and has since spread around the world resulting in economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of any continued spread of COVID-19, the impact of vaccination efforts, and the duration and intensity of further economic, business and social disruption and related financial impacts in 2021 are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employee and consultants have abided by government guidance and orders. As a result, the Company has seen delays in the pilot plant studies being conducted by UIT (see Note 4), that have slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans.  Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity. Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act has not had a material impact on the Company as of March 31, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act,  as well as any future economic relief legislation, may have on our business. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part II of the Company’s Annual Report on Form 10-K as filed on March 26, 2021.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2021 was $1,048, or $0.01 per share, compared with our consolidated net loss of $622, or $0.01 per share, for the same period in 2020. See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and evaluation

Exploration and evaluation costs were $507 and $232 for the three months ended March 31, 2021 and 2020, respectively. Increased costs of $251 were related to processing and separation studies and pilot plant testing under the UIT technology agreement. Additionally, we have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations.

Corporate administration

Corporate administration costs were $520 and $390 for the three months ended March 31, 2021 and 2020, respectively. The increase from the prior period was primarily the result of increased expenses of $34 associated with our compliance and regulatory obligations, $40 related to government relations efforts and $14 of stock-based compensation.

Accretion expense

Accretion expense was $20 for each of the three months ended March 31, 2021 and 2020.  We record accretion expense at each reporting period to increase the repurchase option liability to the anticipated exercise amount of $1,000.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $658 for the three months ended March 31, 2021, as compared with $746 for the same period in 2020. The decrease of $88 in cash used is primarily the result of a decrease in accounts payable and accrued liability outflows, offset by an increase in corporate and administrative expenses.

Financial Position, Liquidity and Capital Resources

At March 31, 2021, our total current assets were $2,058, as compared with $2,753 as of December 31, 2020, which is a decrease of $695. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents due to funding our operations. Our working capital as at March 31, 2021 was $1,684, as compared with $2,638 at December 31, 2020. The decrease in working capital is primarily due to a decrease in the combination of cash and cash equivalents and an increase in accounts payables and accrued expense due to funding our operations.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents.  It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project.  The Company expects to complete pre-award negotiations within the second quarter of 2021.  Should the financial award not be successfully finalized, the Company anticipates undertaking revised operational plans to reduce spending to cover minimal costs. Such actions combined with the funds remaining from transactions with Synchron in October 2017 and October 2019, will allow the Company to meet its financial obligations into the second quarter of 2022.

During the first half of 2021, the Company expects to further the plans for the planned demonstration plant including (i) completing further piloting to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, (iii) finalizing the pre-award negotiations with the DoE for the financial award described above, and (iv) securing additional funding. As noted above, should the financial award not be successfully finalized, the Company anticipates undertaking revised operational plans to cover expected costs.

In any event, the Company does not have sufficient funds to progress with its planned demonstration plant or feasibility studies, licensing, permitting, development and construction of the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon the finalization of the DoE award and financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets.  There is no assurance, however, that we will be successful in completing the DoE award or other financings.  Ultimately, in the event that we cannot finalize the DoE financial award, secure additional financial resources, or complete a strategic transaction in the longer term, we may need to suspend our operational plans or even have to liquidate our business interests, and investors may lose all or part of their investment.

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2021 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended March 31, 2021, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1+*	Form of Indemnity Agreement (Directors and Officers)
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+Filed herewith.

++Furnished herewith.

*Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2021

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial and Accounting Officer

Date:	May 7, 2021