Form 10-Q
period 2021-06-30
RARE ELEMENT RESOURCES LTD
filed 2021-08-06
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧   Yes  ◻   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧   Yes   ◻   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of August 2, 2021: 105,308,445.

i

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our ability to continue operating as a going concern for the next 12 months;
●	the impact of the COVID-19 pandemic (“COVID-19”) on (i) our business operations, (ii) our ability to raise capital, obtain licenses and permits, and to timely complete pilot plant test work, (iii) rare earth element prices, (iv) our near-term plans to construct and operate a planned demonstration plant, (v) our longer-term plans to construct and operate a full-scale mine and separation plant;
●	anticipated losses in the operation of our business until such time, which may not occur in the foreseeable future or at all, as commercial production by us of rare earth elements has commenced;
●	our ability to fund anticipated losses in the operation of our business until commercial production, which may not occur in the foreseeable future or at all, is achieved;
●	the pursuit of potential financing and strategic alternatives including U.S. government funds;
●	expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance the Bear Lodge rare earth elements project (“Bear Lodge REE Project”), including the planned demonstration plant;
●	our ability to resume suspended operational and permitting activities successfully;
●	our ability and the timing to obtain necessary permits and licenses, including project development, mining, beneficiation and processing permits and source material licenses;
●	the cost and timing of our current and planned future piloting of our rare earth element recovery and separation processes;
●	our ability to meet pre-award requirements for a potential U.S. Department of Energy (“DoE”) financial award to support the funding of our planned demonstration plant, and the anticipated timing for completion of pre-award negotiations;

●	our ability to raise additional capital to meet cost sharing obligations for a potential DoE financial award to initiate and complete a planned demonstration plant;
●	the cost and timing of our planned demonstration plant, and the outcomes of the project to support our overall processing and separation of rare earth elements from our Bear Lodge REE Project or rare earth elements from other sources;
●	our ability to license, permit, construct and operate a planned demonstration plant, or the cost or outcomes of its construction and operation;
●	the estimated costs required to develop the planned demonstration plant and the Bear Lodge REE Project;
●	the confirmation and piloting of our rare earth element recovery and separation technology and the ability to incorporate the technology with respect to a planned demonstration plant, the Bear Lodge REE Project or otherwise;
●	our ability to arrange for services of third parties to demonstrate the recovery and separation of rare earth products;
●	the narrowed focus or suspension of the Company’s near-term operational and permitting activities;
●	expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;
●	the ability and timing to complete a future Feasibility Study on the Bear Lodge REE Project;
●	the estimated operating and capital costs, including sustaining capital, associated with the separation and recovery of marketable rare earth elements using our proprietary technology or other processes;
●	expectations regarding the support or hindrance of our objectives as a result of government policies and actions;
●	future expenditures to comply with environmental and other laws and regulations;
●	expectations as to the marketability and prices of rare earth product(s); and
●	our potential status as a “passive foreign investment company” under U.S. tax laws.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements including, without limitation, risks associated with:

●	the impact of COVID-19, including risks associated with uncertainties relating to its ultimate spread, severity and duration, and related adverse effects on the global economy and financial markets, and the impact of COVID-19 on rare earth prices and on our business development and strategies;
●	our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Bear Lodge REE Project and strategy;
●	our lack of production from our mineral properties;
●	our proprietary, patented and patent-pending, rare earth recovery and separation technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;
●	our ability to maintain our proprietary interest in our patented and patent-pending intellectual property and related technical information licensed to third parties;

●	intellectual property or related data being subject to damage or theft;
●	our ability to maintain relationships and meet our obligations with significant investors or attract future investors or strategic partners;
●	our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) progress and finalize our planned demonstration plant, (iii) conduct our strategic plans, including our Bear Lodge REE Project’s activities and (iv) maintain our general and administrative expenditures at appropriate levels;
●	our ability to successfully complete the pre-award negotiations with the DoE for the potential financial award for our planned demonstration plant and the timing of those negotiations;
●	increased costs affecting our financial condition;
●	the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;
●	the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron and possibly other shareholders of the Company;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;
●	our ability to secure financing, permit, license, construct and operate a planned demonstration plant and ability to incorporate the outcomes of the demonstration plant in our Bear Lodge REE Project or other processing and separation opportunities;
●	the results of future feasibility studies with respect to the planned demonstration plant and the Bear Lodge REE Project;
●	our ability to resume our currently suspended federal and state licensing and permitting efforts for the Bear Lodge REE Project in a timely and cost-effective manner, or at all;
●	the permitting, licensing and regulatory approval process with respect to the exploration, development and operation of our Bear Lodge REE Project;
●	mineral resource estimation;
●	our ability to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;
●	delay from opposition to development of the planned demonstration plant or any of our Bear Lodge REE Project from third parties;
●	establishing adequate distribution or sales channels to place our future suite of products;
●	competition in the mining and rare earth industries, including an increase in global supplies or predatory pricing and dumping by our competitors;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

●	if and when our operations generate product(s) there may be a limited number of customers, which could reduce our bargaining power, product pricing, and profitability;
●	changes in government policies and future potential actions of the government with respect to the rare earth and mining industries;
●	continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or license or permit requirements adverse to the mining industry, including measures regarding reclamation, water and air protection, land use and climate change;
●	our dependence on and the potential difficulty of attracting and retaining key personnel, consultants and qualified management;
●	any shortage of equipment and supplies;
●	mining and resource exploration, development, processing and recovery being a potentially hazardous activity;
●	operating in the resource industry, which can be highly speculative and subject to volatile market forces outside of our control;
●	title to our properties or mining claims;
●	insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain risks to our business;
●	our land reclamation and remediation requirements;
●	information technology system disruptions, damage or failures;
●	effects of legislation or proposed legislation on the mining industry and our business;
●	our executive officer, directors and consultants being engaged in other businesses;
●	costs associated with any unforeseen litigation;
●	enforcement of civil liabilities in the U.S. and elsewhere;
●	our common shares continuing not to pay dividends;
●	share price volatility;
●	our securities, including in relation to both Company performance and general security market conditions;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our listing on the OTCQB Venture Marketplace;
●	tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”;
●	risk factors discussed in our 2020 Annual Report on Form 10-K; and
●	other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,432	$2,706
Prepaid expenses and other	108	47
Total Current Assets	1,540	2,753

Equipment, net	49	51
Investment in land	600	600
Total Assets	$2,189	$3,404

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$639	$115
Total Current Liabilities	639	115

Reclamation obligation	132	132
Repurchase option	973	933
Total Liabilities	1,744	1,180

Commitments and Contingencies (Note 4)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding June 30, 2021 and December 31, 2020 – 105,308,445 and 104,895,245, respectively	111,833	111,823
Additional paid in capital	24,742	24,217
Accumulated deficit	(136,130)	(133,816)
Total Shareholders’ Equity	445	2,224

Total Liabilities and Shareholders’ Equity	$2,189	$3,404

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Exploration and evaluation	$(417)	$(292)	$(924)	$(524)
Corporate administration	(828)	(454)	(1,348)	(844)
Depreciation	(1)	(2)	(2)	(3)
Total operating expenses	(1,246)	(748)	(2,274)	(1,371)

Non-operating income (expense):
Interest income	—	5	—	25
Accretion expense	(20)	(20)	(40)	(40)
Other income (expense)	—	—	—	1
Total non-operating income (expense)	(20)	(15)	(40)	(14)

Net loss	$(1,266)	$(763)	$(2,314)	$(1,385)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	105,281,143	104,012,787	105,088,194	103,996,283

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,314)	$(1,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	3
Accretion expense	40	40
Stock-based compensation	525	165
	(1,747)	(1,177)

Changes in working capital
Prepaid expenses and other	(61)	(55)
Accounts payable and accrued liabilities	524	(354)
Net cash used in operating activities	(1,284)	(1,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	10	106
Net cash and cash equivalents provided by financing activities	10	106

Decrease in cash and cash equivalents	(1,274)	(1,480)
Cash and cash equivalents - beginning of the period	2,706	5,664
Cash and cash equivalents - end of the period	$1,432	$4,184

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	104,007,066	$111,662	$23,890	$(131,210)	$4,342
Stock option exercises	294,701	106	—	—	106
Stock-based compensation	—	—	106	—	106
Net loss	—	—	—	(763)	(763)
Balance, June 30, 2020	104,301,767	$111,768	$23,996	$(131,973)	$3,791

Balance, March 31, 2021	104,895,245	111,823	24,290	(134,864)	1,249
Stock option exercises	413,200	10	—	—	10
Stock-based compensation	—	—	452	—	452
Net loss	—	—	—	(1,266)	(1,266)
Balance, June 30, 2021	105,308,445	$111,833	$24,742	$(136,130)	$445

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	103,966,880	$111,662	$23,831	$(130,588)	$4,905
Stock option exercise	334,887	106	—	—	106
Stock-based compensation	—	—	165	—	165
Net loss	—	—	—	(1,385)	(1,385)
Balance, June 30, 2020	104,301,767	$111,768	$23,996	$(131,973)	$3,791

Balance, December 31, 2020	104,895,245	$111,823	$24,217	$(133,816)	$2,224
Stock option exercises	413,200	10	—	—	10
Stock-based compensation	—	—	525	—	525
Net loss	—	—	—	(2,314)	(2,314)
Balance, June 30, 2021	105,308,445	$111,833	$24,742	$(136,130)	$445

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

During the six months ended June 30, 2021, the Company focused on continuing the confirmation and enhancement of its proprietary technology for rare earth processing and separation. The processing and separation work is being accomplished through test work conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, under an agreement (see Note 4 for complete discussion regarding the engagement). The Company expects testing to be completed during the third quarter of 2021 with results to be incorporated into a planned demonstration plant as described below. However, should additional funding as described below not be secured, these plans may be deferred to a later date.

In January 2021, as a member of a consortium of companies, the Company received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents. It is the Company’s intent that the planned demonstration plant will process the already stockpiled high-grade material from Bear Lodge REE Project. The Company originally expected pre-award negotiations to be completed in the first half of 2021, however, the Company now expects pre-award negotiations to be completed in the second half of 2021.

To address the Company’s funding needs, management continues to explore options to raise additional funds to (i) progress the UIT rare earth separation and processing enhancement test work, (ii) continue DoE pre-award planning for the demonstration plant, (iii) secure the matching funding requirement for the demonstration plant, and (iv) provide for working capital for the Company.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Should the DoE financial award and debt or equity financing not be successfully finalized or completed on a timely basis, the Company anticipates undertaking revised operational plans to reduce spending to cover minimal costs. Though the Company can continue to reduce spending, given the deferred expectations of finalizing the potential D0E financial award negotiations, management has determined these events raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this Quarterly Report on Form 10-Q.

The Company has incurred losses since inception and further losses are anticipated in the development of its business. As of June 30, 2021, the Company had cash and cash equivalents of $1,432 and our cash used in operations during the six months ended June 30, 2021 was $1,284, the majority of which was related to costs associated with UIT test work and general and administrative expenses.

COVID-19 Impact on Business

In response to the COVID-19 pandemic, the Company has implemented travel restrictions, both domestically and internationally, and the Company’s employee and consultants have abided by government guidance and orders. As a result, the Company has seen delays in the rare earth processing and separation studies being conducted by UIT (see Note 4), that have slowed the progression of the planned test work. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans. Additionally, the economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company cannot be fully determined but could have a prospective material impact to the Company’s future activities, cash flows and liquidity. Further, it is unknown, what, if any, impact COVID-19 and resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act have not had a material impact on the Company as of June 30, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business.

2. BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2020, which were included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2021, and the results of our operations and cash flows for the three and six months ended June 30, 2021 and 2020 in conformity with U.S. GAAP. Interim results of operations for the three and six months ended June 30, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

3. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of June 30, 2021, we had 3,530,000 options outstanding that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “RSOP”).

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the three months ended June 30, 2021 and 2020 was $452 and $106, respectively. The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the six months ended June 30, 2021 and 2020 was $525 and $165, respectively. As of June 30, 2021, there was approximately $1,576 of total unrecognized compensation cost related to 1,230,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately one year. At June 30, 2021, the intrinsic value of outstanding and exercisable stock options was $4,185 and $3,791, respectively.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. There were 855,000 and 750,000 options granted during the six months ended June 30, 2021 and 2020, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	1.69%	1.45%
Expected volatility	161%	148%
Expected dividend yield	Nil	Nil
Expected term in years	10.0	5.0
Estimated forfeiture rate	Nil	Nil

The following table summarizes our stock option activity for each of the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,100,000	$0.28	3,450,000	$0.16
Granted	855,000	2.25	750,000	0.83
Exercised (1)	(425,000)	0.08	(500,000)	0.32
Outstanding, end of period	3,530,000	$0.78	3,700,000	$0.25

Exercisable, end of period	2,300,000	$0.23	2,525,000	$0.11

Weighted-average fair value per share of options granted during period	$2.23		$0.75
(1)	The 425,000 stock options exercised during the six months ended June 30, 2021 resulted in 413,200 common shares being issued on a net settlement basis pursuant to the terms of the RSOP. The 500,000 stock options exercised during the six months ended June 30, 2020 resulted in 334,887 common shares being issued on a net settlement basis pursuant to the terms of the RSOP.

The following table summarized the changes in non-vested stock options for the six months ended June 30, 2021:

		Weighted Average
Non-vested Stock Options	Number Outstanding	Grant Date Fair Value
Non-vested at December 31, 2020	1,175,000	$0.42
Granted	855,000	$2.23
Vested	(800,000)	$0.43
Non-vested at June 30, 2021	1,230,000	$1.82

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

Contract commitment – related party

On March 9, 2020, the Board of Directors approved the engagement of UIT for further test work in an amount not to exceed $650. Under the 2020 engagement, UIT optimized certain process steps, developed scale-up design criteria for a planned demonstration plant, and confirmed operating and capital cost estimates. Consistent with the prior Board of Directors’ action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

The 2020 UIT test work was completed in December 2020, and test work reports were provided to the Company in early 2021.

In January 2021, the Board of Directors approved $500 for additional UIT test work in the first half of 2021 to include optimizing of certain process steps, developing scale-up design criteria for a planned demonstration plant, and confirming operating and capital cost estimates. Consistent with the prior Board of Directors’ action engaging UIT, the three directors of Rare Element appointed by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.

For the six months ended June 30, 2021 and 2020, the Company paid $119 and $724, respectively, for services rendered by UIT.

5. SUBSEQUENT EVENTS

In early July 2021, the Company was advised that pre-award negotiations for the DoE financial award may not be completed until late in the third quarter or in the fourth quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2021, has been prepared based on information available to us as of August 6, 2021. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2020, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the six months ended June 30, 2021, the Company continued the confirmation and enhancement of its proprietary technology for rare earth processing and separation. The processing and separation work is being accomplished through test work conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of General Atomic Technologies Corporation and Synchron, under an agreement (see Note 4 to the for complete discussion regarding the engagement). The Company expects testing to be completed during the third quarter of 2021 with results to be incorporated into a planned demonstration plant as described below. However, should additional funding as described below not be secured, these plans may be deferred to a later date.

Further, throughout 2021, the Company continues to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.”  This was followed by five U.S. Presidential Determinations on July 22, 2019 directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and the Company’s potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing  secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. 100-day review led to Executive Order on June 8, 2021 calling for an investment in sustainable domestic and international production and processing of critical minerals, including recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. As a result, the Company is participating in these initiatives as they are critical to the United States’ production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, automobiles, consumer electronics, and oil refining equipment.

In January 2021, we received notice from the U.S. Department of Energy (“DoE”) that the Company, as a member of a consortium of companies, had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor, had submitted a formal proposal to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents. It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from Bear Lodge REE Project. The Company originally expected pre-award negotiations to be completed in the first half of 2021, however, the Company now expects pre-award negotiations to be completed in the second half of 2021.

For the remainder of 2021, the Company expects to further the plans for the demonstration plant including (i) completing further UIT test work to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, (iii) participating in the finalization of the pre-award negotiations with the DoE for the financial award described above, and (iv) securing additional funding.  Additional funding is needed to progress these plans and provide for working capital for the Company.

COVID-19 Impact on Business

In December 2019, a novel strain of coronavirus known as COVID-19 appeared and has since spread around the world resulting in economic, business and social disruption. COVID-19 was declared a worldwide pandemic by the World Health Organization on March 11, 2020. The speed and extent of any continued spread of COVID-19, the impact of vaccination efforts, and the duration and intensity of further economic, business and social disruption and related financial impacts in 2021 are uncertain. Further, the extent and manner to which COVID-19 may affect the Company, and measures taken by governments, the Company or others to attempt to reduce the spread of COVID-19 and its impact on the Company’s operations, cannot be predicted at this time. Prior to COVID-19, the Company’s employee and consultants were already working remotely and have not been materially impacted at this time. The Company has implemented travel restrictions, both domestically and internationally, and the Company’s employee and consultants have abided by government guidance and orders. As a result, the Company has seen delays in the pilot plant studies being conducted by UIT (see Note 4), that have slowed the progression of the planned work due to COVID-19 related worker restrictions in Germany. Although the slower progression is not material to the Company’s plans at this time, any continued impact may be material to the completion of the test work planned for this year and our ability to progress our current business plans. Additionally, any economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to the Company could have a prospective material impact to the Company’s future activities, cash flows and liquidity. Further, it is unknown, what, if any, impact COVID-19 and any resulting economic slowdown will have on rare earth prices and market supply and demand fundamentals. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act have not had a material impact on the Company as of June 30, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part II of the Company’s Annual Report on Form 10-K as filed on March 26, 2021.

Results of Operations

Summary

Our consolidated net loss for the three months ended June 30, 2021 was $1,266, or $0.01 per share, compared with our consolidated net loss of $763, or $0.01 per share, for the same period in 2020. See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Our consolidated net loss for the six months ended June 30, 2021 was $2,314, or $0.02 per share, compared with our consolidated net loss of $1,385, or $0.01 per share, for the same period in 2020. See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and evaluation

Exploration and evaluation costs were $417 and $292 for the three months ended June 30, 2021 and 2020, respectively. Exploration and evaluation costs were $924 and $524 for the six months ended June 30, 2021 and 2020, respectively. Increased costs of $287 were related to processing and separation studies and pilot plant testing under the UIT technology agreement for the first half of 2021. Additionally, we have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations.

Corporate administration

Corporate administration costs were $828 and $454 for the three months ended June 30, 2021 and 2020, respectively, primarily due to an increase of $346 of stock-based compensation. Corporate administration costs were $1,348 and $844 for the six months ended June 30, 2021 and 2020, respectively. The increase for the first half of 2021 from the prior period was primarily the result of increased expenses of $152 associated with our compliance and regulatory obligations and $360 of stock-based compensation.

Accretion expense

Accretion expense was $20 for each of the three months ended June 30, 2021 and 2020. Accretion expense was $40 for each of the six months ended June 30, 2021 and 2020. We record accretion expense at each reporting period to increase the repurchase option liability to the anticipated exercise amount of $1,000. The repurchase option liability is related to the Company’s option to purchase approximately 640 acres of non-core real property in Wyoming for $1,000 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company, which matures in October 2021 prior to which the Company intends to seek to extend the option.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,284 for the six months ended June 30, 2021, as compared with $1,586 for the same period in 2020. The decrease of $302 in cash used is primarily the result of a decrease in accounts payable and accrued liability outflows, offset by an increase in corporate and administrative expenses.

Financial Position, Liquidity and Capital Resources

At June 30, 2021, our total current assets were $1,540, as compared with $2,753 as of December 31, 2020, which is a decrease of $1,213. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents due to funding our operations. Our working capital as at June 30, 2021 was $901 as compared with $2,638 at December 31, 2020. The decrease in working capital is primarily due to a decrease in the combination of cash and cash equivalents and an increase in accounts payables and accrued expense due to funding our operations.

In January 2021, as a member of a consortium of companies, we received notice regarding a potential financial award from the DoE for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies, which includes the Company, along with consortium members General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor had submitted a formal proposal to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding, if finalized, is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project and is contingent upon the negotiation of definitive documents. It is the Company’s intent that the demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project. The Company originally expected pre-award negotiations to be completed in the first half of 2021, however, the Company now expects pre-award negotiations to be completed in the second half of 2021. Should the DoE financial award and debt or equity financing not be successfully finalized or completed on a timely basis, the Company anticipates undertaking revised operational plans to reduce spending to cover minimal costs, all of which would raise substantial doubt about the Company’s ability to continue as a going concern within one year from the filing date of this Quarterly Report on Form 10-Q.

During the remainder of 2021, the Company expects to further the plans for the planned demonstration plant including (i) completing further piloting to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, (iii) finalizing the pre-award negotiations with the DoE for the financial award described above, and (iv) securing additional funding. As noted above, should the DoE financial award and debt or equity financing not be successfully finalized or completed on a timely basis, the Company anticipates undertaking revised operational plans to cover expected operational costs.

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

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the six months ended June 30, 2021 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factor discussed below.

We have no revenues from operations and expect to incur losses for a significant period of time. Failure to obtain additional financing would have a material adverse effect on our financial condition and results of operation and will cast uncertainty on our ability to continue as a going concern.

We incurred net losses of $2,314 and $3,228 during the six months ended June 30, 2021 and the fiscal year ended December 31, 2020, respectively. Our accumulated deficit at June 30, 2021 was $136,130. In addition, we have limited financial resources. As of June 30, 2021, we had cash and cash equivalents of $ 1,432 and working capital of $901.

We do not have sufficient funds to progress with our planned demonstration plant or with the feasibility studies, licensing, permitting, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon the finalization of the DoE award and financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that we will be successful in completing the DoE award or other financings. Ultimately, in the event that we cannot finalize the DoE financial award and secure additional financial resources, or complete a strategic transaction in the longer term, we may need to suspend our operational plans or even have to liquidate our business interests, and investors may lose all or part of their investment. Without additional financing, there can be no assurance that we will be able to remain a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2021, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2021

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	August 6, 2021