Form 10-Q
period 2021-09-30
RARE ELEMENT RESOURCES LTD
filed 2021-11-08
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of November 4, 2021: 105,808,445.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our ability to continue operating as a going concern for the next 12 months;
●	the impact of the COVID-19 pandemic (“COVID-19”) on (i) our business operations, (ii) our ability to raise capital, obtain licenses and permits, and to timely complete pilot plant test work, (iii) rare earth element prices, (iv) our near-term plans to construct and operate the planned demonstration plant, (v) our longer-term plans to construct and operate a full-scale mine and separation plant;
●	anticipated losses in the operation of our business until such time, which may not occur in the foreseeable future or at all, as commercial production by us of rare earth elements has commenced;
●	our ability to fund anticipated losses in the operation of our business until commercial production, which may not occur in the foreseeable future or at all, is achieved;
●	the pursuit of potential financing and strategic alternatives including U.S. government funds;
●	expectations regarding the ability to raise capital or secure additional strategic or joint venture partners in order to advance the Bear Lodge rare earth elements project (“Bear Lodge REE Project”), including the planned demonstration plant;
●	our ability to resume suspended operational and permitting activities successfully;
●	our ability and the timing to obtain necessary permits and licenses, including project development, mining, beneficiation and processing permits and source material licenses;
●	the cost and timing of our current and planned future piloting of our rare earth element recovery and separation processes;
●	the confirmation and piloting of our rare earth element recovery and separation technology and the ability to incorporate the technology with respect to the planned demonstration plant, the Bear Lodge REE Project or otherwise;

●	the cost and timing of our planned demonstration plant, and the outcomes of the project to support our overall processing and separation of rare earth elements from our Bear Lodge REE Project or rare earth elements from other sources;
●	our ability to license, permit, construct and operate the planned demonstration plant, or the cost or outcomes of its construction and operation;
●	the estimated costs and schedule to develop the Bear Lodge REE Project;
●	our ability to arrange for services of third parties to demonstrate the recovery and separation of rare earth products;
●	the narrowed focus or suspension of the Company’s near-term operational and permitting activities;
●	expectations regarding the global supply and demand for rare earth elements (“REE”), including the potential impact of the Chinese-dominated market;
●	the ability and timing to complete a future feasibility study on the Bear Lodge REE Project;
●	the estimated operating and capital costs, including sustaining capital, associated with the separation and recovery of marketable rare earth elements using our proprietary technology or other processes;
●	expectations regarding the support or hindrance of our objectives as a result of government policies and actions;
●	future expenditures to comply with environmental and other laws and regulations;
●	expectations as to the marketability and prices of rare earth product(s); and
●	our potential status as a “passive foreign investment company” under U.S. tax laws.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements including, without limitation, risks associated with:

●	the impact of COVID-19, including risks associated with uncertainties relating to its ultimate spread, severity and duration, and related adverse effects on the global economy and financial markets, and the impact of COVID-19 on rare earth prices and on our business development and strategies;
●	our history of losses and numerous uncertainties that could affect the profitability or feasibility of our Bear Lodge REE Project and strategy;
●	our lack of production from our mineral properties;
●	our proprietary, patented and patent-pending, rare earth recovery and separation technology encountering infringement, unforeseen problems, or unexpected costs in development, deployment or scaling up to commercial application;
●	our ability to maintain our proprietary interest in our patented and patent-pending intellectual property and related technical information licensed to third parties;
●	intellectual property or related data being subject to damage or theft;
●	our ability to maintain relationships and meet our obligations with significant investors or attract future investors or strategic partners;

●	our ability to maintain compliance with our promissory note agreement;
●	our ability to obtain additional financial resources on acceptable terms or at all, in order to (i) develop and maintain our assets, (ii) progress and finalize our planned demonstration plant, (iii) conduct our strategic plans, including our Bear Lodge REE Project’s activities and (iv) maintain our general and administrative expenditures at appropriate levels;
●	increased costs affecting our financial condition, projects or plans;
●	the potential liquidation or sale of part or all of the Company’s assets and the possible loss by investors of part or all of their investment;
●	the fact that certain activities, including equity and debt financing activities, which may be undertaken by the Company will require the prior approval of Synchron and possibly other shareholders of the Company;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	volatile mineral markets, including fluctuations in demand for, and prices of, rare earth products, including the potential impact of the Chinese-dominated rare earth market;
●	our ability to secure financing, permit, license, construct and operate the planned demonstration plant and ability to incorporate the outcomes of the demonstration plant in our Bear Lodge REE Project or other processing and separation opportunities;
●	any right of the U.S. Department of Energy (“DoE”) to discontinue its financial participation in the planned demonstration plant;
●	the results of future feasibility studies, if any, with respect to the planned demonstration plant and the Bear Lodge REE Project;
●	our ability to resume our currently suspended federal and state licensing and permitting efforts for the Bear Lodge REE Project in a timely and cost-effective manner, or at all;
●	the permitting, licensing and regulatory approval process with respect to the exploration, development and operation of our Bear Lodge REE Project;
●	mineral resource estimation;
●	our ability or willingness to exercise our right to purchase certain non-mineral lands for waste rock storage and processing operations and the ability to acquire another location if necessary;
●	delay from opposition to development of the planned demonstration plant or any aspect of our Bear Lodge REE Project from third parties;
●	establishing adequate distribution or sales channels to place our future suite of products;
●	competition in the mining and rare earth industries, including an increase in global supplies or predatory pricing and dumping by our competitors;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;

●	the specific product(s) from our operations potentially not meeting commercial quality expectations or having a limited number of customers, which could reduce our bargaining power, product pricing, and profitability;
●	changes in government policies and future potential actions of the government with respect to the rare earth and mining industries;
●	continued compliance with current environmental regulations and the possibility of new legislation, environmental regulations or license or permit requirements adverse to the mining industry, including measures regarding reclamation, water and air protection, land use and climate change;
●	any changes to the U.S General Mining Act of 1872, particularly with respect to tenure and/or the potential imposition of government royalties;
●	our dependence on and the potential difficulty of attracting and retaining key personnel, consultants and qualified management;
●	any shortage of equipment and supplies;
●	mining and resource exploration, development, processing and recovery being a potentially hazardous activity;
●	operating in the resource industry, which can be highly speculative and subject to volatile market forces outside of our control;
●	title to our properties or mining claims;
●	insurance for our operations that could become unavailable, unaffordable or commercially unreasonable or exclude from coverage certain risks to our business;
●	our land reclamation and remediation requirements;
●	information technology system disruptions, damage or failures;
●	effects of legislation or proposed legislation on the mining industry and our business;
●	our executive officer, directors and consultants being engaged in other businesses;
●	costs associated with any unforeseen litigation;
●	enforcement of civil liabilities in the U.S. and elsewhere;
●	our common shares continuing not to pay dividends;
●	share price volatility;
●	our securities, including in relation to both Company performance and general security market conditions;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	tax consequences to U.S. shareholders related to our potential status as a “passive foreign investment company”;
●	risk factors discussed in our 2020 Annual Report on Form 10-K; and

●	other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$447	$2,706
Prepaid expenses and other	104	47
Total Current Assets	551	2,753

Equipment, net	47	51
Right of use asset	397	—
Investment in land	600	600
Total Assets	$1,595	$3,404

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$327	$115
Lease liability, current	124	—
Total Current Liabilities	451	115

Reclamation obligation	132	132
Lease liability, long-term	273	—
Repurchase option	993	933
Total Liabilities	1,849	1,180

Commitments and Contingencies (Note 5)

SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, no par value – unlimited shares authorized; shares outstanding September 30, 2021 and December 31, 2020 – 105,308,445 and 104,895,245, respectively	111,833	111,823
Additional paid in capital	25,277	24,217
Accumulated deficit	(137,364)	(133,816)
Total Shareholders’ Equity (Deficit)	(254)	2,224

Total Liabilities and Shareholders’ Equity	$1,595	$3,404

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Exploration and evaluation	$(383)	$(397)	$(1,307)	$(921)
Corporate administration	(829)	(443)	(2,177)	(1,287)
Depreciation	(2)	(1)	(4)	(4)
Total operating expenses	(1,214)	(841)	(3,488)	(2,212)

Non-operating income (expense):
Interest income	—	1	—	26
Accretion expense	(20)	(20)	(60)	(60)
Other income (expense)	—	—	—	1
Total non-operating income (expense)	(20)	(19)	(60)	(33)

Net loss	$(1,234)	$(860)	$(3,548)	$(2,245)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	105,308,445	104,301,767	105,164,672	104,080,693

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,548)	$(2,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	4
Accretion expense	60	60
Stock-based compensation	1,060	277
	(2,424)	(1,904)

Changes in working capital
Prepaid expenses and other	(57)	(44)
Accounts payable and accrued liabilities	212	(337)
Net cash used in operating activities	(2,269)	(2,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	10	106
Net cash and cash equivalents provided by financing activities	10	106

Decrease in cash and cash equivalents	(2,259)	(2,179)
Cash and cash equivalents - beginning of the period	2,706	5,664
Cash and cash equivalents - end of the period	$447	$3,485

Supplemental cash flow disclosures:
Right of use asset - operating lease capitalized	$397	$—

See accompanying notes to condensed consolidated interim financial statements

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	104,301,767	$111,768	$23,996	$(131,973)	$3,791
Stock option exercises	—	—	—	—	—
Stock-based compensation	—	—	112	—	112
Net loss	—	—	—	(860)	(860)
Balance, September 30, 2020	104,301,767	$111,768	$24,108	$(132,833)	$3,043

Balance, June 30, 2021	105,308,445	111,833	24,742	(136,130)	445
Stock option exercises	—	—	—	—	—
Stock-based compensation	—	—	535	—	535
Net loss	—	—	—	(1,234)	(1,234)
Balance, September 30, 2021	105,308,445	$111,833	$25,277	$(137,364)	$(254)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	103,966,880	$111,662	$23,831	$(130,588)	$4,905
Stock option exercise	334,887	106	—	—	106
Stock-based compensation	—	—	277	—	277
Net loss	—	—	—	(2,245)	(2,245)
Balance, September 30, 2020	104,301,767	$111,768	$24,108	$(132,833)	$3,043

Balance, December 31, 2020	104,895,245	$111,823	$24,217	$(133,816)	$2,224
Stock option exercises	413,200	10	—	—	10
Stock-based compensation	—	—	1,060	—	1,060
Net loss	—	—	—	(3,548)	(3,548)
Balance, September 30, 2021	105,308,445	$111,833	$25,277	$(137,364)	$(254)

See accompanying notes to condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1.	NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element is the 100%-holder of the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits that comprise one of the highest-grade REE deposits identified in North America and one of the highest-grade europium (Eu) deposits in the world. In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements. The Company also holds a 100% interest in the Sundance Gold Project that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. Given the Company’s longstanding focus on the Bear Lodge REE Project and the current interest in REE, the advancement of the Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future.

During the nine months ended September 30, 2021, we continued the confirmation and enhancement of our proprietary technology for recovery and separation of rare earth elements. The work is being conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of Synchron, under an agreement with the Company. The testing was completed in late September 2021, with reports expected during the fourth quarter of 2021. The results are to be incorporated into the planned demonstration plant, as described below.

For the remainder of 2021, we expect to further the plans for the demonstration plant, including (i) completing further UIT test work as necessary to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, and (iii) proceeding with the initial demonstration project schedule consistent with the DoE-approved project work plan. Additional funding pursuant the Company’s planned rights offering (as described in Note 6) is needed to progress these plans and provide working capital for the Company.

Further, throughout 2021, we continue to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.” This was followed by five U.S. Presidential Determinations on July 22, 2019, directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and our potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for an expedited 100-day review to address the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. The 100-day review led to another Executive Order on June 8, 2021, calling for an investment in sustainable domestic and international production and processing of critical minerals, including a recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. The Company monitors and participates in these initiatives as they are critical to the production of rare earth magnets used in the United States to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, consumer electronics, and oil refining equipment.

In January 2021, the consortium, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

DoE funding is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project. The planned demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, is expected to finalize contractual arrangements with General Atomics in order to commence work on the project by early November 2021.

To address the Company’s funding needs, on October 14, 2021, the Company entered into a promissory note with Synchron pursuant to which Synchron made a loan to the Company in the aggregate amount of $1,000 (see Note 6 for complete discussion). Additionally, on October 5, 2021, the Company announced its intent to launch a rights offering (see Note 6 for complete discussion) to raise additional funds for the permitting, licensing, engineering, construction and operation of the rare earth separation and processing demonstration plant near the Company’s Bear Lodge REE Project and other general corporate purposes, with a portion to be used for the prepayment of outstanding indebtedness.

The Company does not have sufficient funds to progress with feasibility studies, licensing, permitting, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon additional financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing other financings. Ultimately, in the event that the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

The Company has incurred losses since inception and further losses are anticipated in the development of its business. As of September 30, 2021, the Company had cash and cash equivalents of $447 and our cash used in operations during the nine months ended September 30, 2021 was $2,424, the majority of which was related to costs associated with UIT test work and general and administrative expenses.

COVID-19 Impact on Business

In response to the COVID-19 pandemic, we have implemented travel restrictions, both domestically and internationally, and our employee and consultants have abided by government guidance and orders. As a result, we have seen delays in the metallurgical studies being conducted by UIT which slowed the progression of the prior test work. Additionally, any economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to us could have a prospective material impact to our future activities, cash flows and liquidity. We may also experience higher prices for the equipment and raw materials for the planned demonstration plant due to shortages, commodity inflation and supply chain issues, including transportation delays as a result of COVID-19 and other economic factors. Further, it is unknown what, if any, impact COVID-19 and any resulting economic factors will have on rare earth prices and market supply and demand fundamentals.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act have not had a material impact on the Company as of September 30, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business.

2. BASIS OF PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2020, which were included in our Annual Report on Form 10-K for the year ended

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

December 31, 2020. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2021, and the results of our operations and cash flows for the three and nine months ended September 30, 2021 and 2020 in conformity with U.S. GAAP. Interim results of operations for the three and nine months ended September 30, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

3. LEASES

The Company accounts for leases in accordance with ASC 842 - Leases This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement in determining present value of lease payments.

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Effective September 21, 2021, the Company entered into a lease agreement for real property including land, a facility and office space in Upton, Wyoming for the planned demonstration plant. The lease is a 12-month lease with annual renewal terms. The agreement, which is classified as an operating lease, generally provides for base rent and requires us to pay all insurance, taxes and other maintenance costs. The lease agreement does not include variable lease payments, nor does it contain residual value guarantees or contain restrictive covenants. When leases are within 6 months of being renewed, management will estimate probabilities of renewing for an additional term based on market and strategic factors and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

Total present value of lease payments as of September 30, 2021:

Remainder of 2021	$31
2022	124
2023	124
2024	124
2025	93
Total	496
Less interest	99
Present value of lease payments	$397

Because the lease was effective September 21, 2021, nil was included in operating cash flow for amounts paid for operating leases for the nine months ended September 30, 2021.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $397 upon commencement of new operating leases during nine months ended September 30, 2021. The weighted average lease term for operating leases is 4.0 years (including renewal options) and the weighted average discount rate is 12%.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

4. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of September 30, 2021, we had 3,530,000 options outstanding that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “RSOP”).

The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the three months ended September 30, 2021 and 2020 was $535 and $112, respectively. The compensation expense for stock option awards recognized in our condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 was $1,060 and $277, respectively. As of September 30, 2021, there was approximately $1,041 of total unrecognized compensation cost related to 1,230,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately one year. At September 30, 2021, the intrinsic value of outstanding and exercisable stock options was $3,730 and $3,400, respectively.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. There were 855,000 and 750,000 options granted during the nine months ended September 30, 2021 and 2020, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	1.69%	1.45%
Expected volatility	161%	148%
Expected dividend yield	Nil	Nil
Expected term in years	10.0	5.0
Estimated forfeiture rate	Nil	Nil

The following table summarizes our stock option activity for each of the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,100,000	$0.28	3,450,000	$0.16
Granted	855,000	2.25	750,000	0.83
Exercised (1)	(425,000)	0.08	(500,000)	0.32
Outstanding, end of period	3,530,000	$0.78	3,700,000	$0.25

Exercisable, end of period	2,300,000	$0.23	2,525,000	$0.11

Weighted-average fair value per share of options granted during period	$2.23		$0.75
(1)	The 425,000 stock options exercised during the nine months ended September 30, 2021 resulted in 413,200 common shares being issued on a net settlement basis pursuant to the terms of the RSOP. The 500,000 stock options exercised during the nine months ended September 30, 2020 resulted in 334,887 common shares being issued on a net settlement basis pursuant to the terms of the RSOP.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarized the changes in non-vested stock options for the nine months ended September 30, 2021:

		Weighted Average
Non-vested Stock Options	Number Outstanding	Grant Date Fair Value
Non-vested at December 31, 2020	1,175,000	$0.42
Granted	855,000	$2.23
Vested	(800,000)	$0.43
Non-vested at September 30, 2021	1,230,000	$1.82

5. COMMITMENTS AND CONTINGENCIES

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

For the nine months ended September 30, 2021 and 2020, the Company paid $608 and $863, respectively, for services rendered by UIT.

6. SUBSEQUENT EVENTS

DoE Financial Award

During October 2021, negotiations were finalized with the DoE for an Assistance Agreement providing approximately $21,900 of government funds for the engineering, construction and operation of the rare earth separation and processing demonstration plant to be located in Wyoming. The DoE notified General Atomics, an affiliate of Synchron, the Company’s largest shareholder, of the finalization of the award. The Company is a subrecipient to General Atomics in the demonstration project, which will incorporate the Company’s proprietary technology.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Note Agreement

On October 14, 2021, the Company and Synchron entered into a promissory note (the “Note”) pursuant to which Synchron made a loan to the Company in the aggregate amount of $1,000 (the “Loan Amount”).  The Company is required to use the borrowed amounts for fees and expenses to be incurred in connection with the previously discussed rights offering, the permitting, engineering, construction and operation of the rare earth separation and processing demonstration plant near the Company’s Bear Lodge REE Project, and other general corporate purposes. The three directors of Rare Element appointed by Synchron abstained from voting in respect of the loan pursuant to the Note because Synchron is a significant shareholder of the Company.

The Note has substantially the following terms:

●	Maturity Date: The Loan Amount is due and payable on the earlier of (i) October 1, 2022 or (ii) the date of consummation of an equity financing pursuant to which the Company issues and sells its common shares for aggregate gross proceeds of at least $25,000 (the “Equity Financing”), which Equity Financing the Company must use commercially reasonable efforts to consummate.

●	Interest: Interest will accrue on a daily basis at a rate equal to 8% per annum on the unpaid principal balance of the Note.

●	Optional Prepayment: The Company may, at its option, prepay without any premium or penalty all or any part of the unpaid principal amount of the Note (including any capitalized interest) prior to the maturity date with at least three business days’ advance notice.

●	Registration Rights: As partial consideration for providing the loan pursuant to the Note, any common shares of the Company that may be acquired by Synchron from time to time will have registration rights substantially similar to those provided to Synchron in the Investment Agreement, dated as of October 2, 2017, between Rare Element and Synchron (the “Investment Agreement”) with the respect to the Acquired Shares and the Option Shares (in each case, as defined in the Investment Agreement).

Rights Offering

On October 5, 2021, the Company announced its intent to launch a rights offering for gross proceeds of up to $25,300 in which each holder of the Company’s common shares as of the close of business on the record date of October 19, 2021 will be eligible to participate. Terms of the rights offering are currently expected to include the issuance of one subscription right for each common share owned by any holder on the record date with each subscription right entitling the holder to purchase one common share of the Company at a subscription price of $0.24 per share (the “basic subscription privilege”). Holders of subscription rights who exercise all of their basic subscription privileges in full will be entitled to oversubscribe for additional common shares. The Company plans to use the net proceeds from the rights offering for the permitting, licensing, engineering, construction and operation of the rare earth separation and processing demonstration plant near the Company’s Bear Lodge Project and other general corporate purposes, with a portion to be used for the prepayment of outstanding indebtedness. The previously discussed $21,900 financial award from the DoE for the demonstration plant will fund approximately one-half of the expected total cost of the demonstration plant, with the balance of the required funding being provided by the Company.

Amendment to Asset Purchase Agreement with Whitelaw Creek

On October 25, 2021, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), entered into an amendment (the “Amendment”) to the previously announced asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”).  The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to and subject to the terms of the

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Amendment, among other things the term of the Repurchase Option (which was to expire on October 26, 2021) was extended for up to three additional years, subject to annual option extension payments from the Company to Whitelaw Creek of $25 in cash per year (each, a “Repurchase Option Extension Payment”); and the exercise price of the Repurchase Option was increased from $1,000 to a price to be determined by a mutually agreed upon real estate appraiser (the “Repurchase Price”), provided that (i) the Repurchase Price must not be less than $1,200 or greater than $1,850 and (ii) any Repurchase Option Extension Payments paid by the Company to Whitelaw Creek must be credited toward the Company’s payment of the Repurchase Price if the Repurchase Option is later exercised.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2021, has been prepared based on information available to us as of November 8, 2021. This discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2020, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the nine months ended September 30, 2021, we continued the confirmation and enhancement of our proprietary technology for recovery and separation of rare earth elements. The work is being conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of Synchron, under an agreement with the Company. The testing was completed in late September 2021, with reports expected during the fourth quarter of 2021. The results are to be incorporated into the planned demonstration plant, as described below.

For the remainder of 2021, we expect to further the plans for the demonstration plant, including (i) completing further UIT test work as necessary to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, and (iii) proceeding with the initial demonstration project schedule consistent with the DoE-approved project work plan. Additional funding pursuant to the planned rights offering (see Note 6 of our unaudited Consolidated Financial Statements and notes thereto included herewith) is needed to progress these plans and provide working capital for the Company.

Further, throughout 2021, we continue to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, non-Chinese, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.” This was followed by five U.S. Presidential Determinations on July 22, 2019, directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and our potential rare earth products as a critical upstream segment of the supply chain, particularly considering Chinese dominance in the global rare earth market. In addition, COVID-19 has further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for an expedited 100-day review to address the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. The 100-day review led to Executive Order on June 8, 2021, calling for an investment in sustainable domestic and international production and processing of critical minerals, including a recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. The Company monitors and participates in these initiatives as they are critical to the production of rare earth magnets used in the United States to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, consumer electronics, and oil refining equipment.

In January 2021, we received notice from the DoE that the Company, as a member of a consortium of companies, had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, and includes certain of General Atomics’ affiliates and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project. It is our intent that the planned demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project.

The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, is expected to finalize contractual arrangements with General Atomics in order to commence work on the project in November 2021.

COVID-19 Impact on Business

In response to the COVID-19 pandemic, we have implemented travel restrictions, both domestically and internationally, and our employee and consultants have abided by government guidance and orders. As a result, we have seen delays in the metallurgical studies being conducted by UIT which slowed the progression of the prior test work. Additionally, any economic downturn triggered by COVID-19 and resulting direct and indirect negative impact to us could have a prospective material impact to our future activities, cash flows and liquidity. We may also experience higher prices for the equipment and raw materials for the planned demonstration plant due to shortages, commodity inflation and supply chain issues, including transportation delays as a result of COVID-19 and other economic factors. Further, it is unknown what, if any, impact COVID-19 and any resulting economic factors will have on rare earth prices and market supply and demand fundamentals.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical changes to tax depreciation methods for qualified improvement property. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act have not had a material impact on the Company as of September 30, 2021; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part II of the Company’s Annual Report on Form 10-K as filed on March 26, 2021.

Results of Operations

Summary

Our consolidated net loss for the three months ended September 30, 2021 was $1,234, or $0.01 per share, compared with our consolidated net loss of $860, or $0.01 per share, for the same period in 2020. See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Our consolidated net loss for the nine months ended September 30, 2021 was $3,548, or $0.03 per share, compared with our consolidated net loss of $2,245, or $0.02 per share, for the same period in 2020. See the discussion below for the primary drivers regarding the change in net loss period-to-period.

Exploration and evaluation

Exploration and evaluation costs were $383 and $397 for the three months ended September 30, 2021 and 2020, respectively. Exploration and evaluation costs were $1,307 and $921 for the nine months ended September 30, 2021 and 2020, respectively. Increased costs of $279 were related to processing and separation studies and pilot plant testing under the UIT technology agreement for the nine months ended September 30, 2021. Additionally, we have continued activities at the Bear Lodge REE Project related to maintaining our environmental obligations.

Corporate administration

Corporate administration costs were $829 and $443 for the three months ended September 30, 2021 and 2020, respectively, primarily due to an increase of $423 of stock-based compensation. Corporate administration costs were $2,177 and $1,287 for the nine months ended September 30, 2021 and 2020, respectively, primarily due an increase of $783 for stock-based compensation.

Accretion expense

Accretion expense was $20 for the three months ended September 30, 2021 and 2020. Accretion expense was $60 for the nine months ended September 30, 2021 and 2020. We record accretion expense at each reporting period to increase the repurchase option liability to the anticipated exercise amount of $1,000. The repurchase option liability is related to the Company’s option to purchase approximately 640 acres of non-core real property in Wyoming for $1,000 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company.

On October 25, 2021, the Company and Whitelaw Creek LLC entered into an amendment (the “Amendment”) to the previously announced asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”).  Pursuant to and subject to the terms of the Amendment, among other things, the term of the Repurchase Option (which was to expire on October 26, 2021) was extended for up to three additional years, subject to annual option extension payments from the Company to Whitelaw Creek of $25 in cash per year (each, a “Repurchase Option Extension Payment”); and the exercise price of the Repurchase Option was increased from $1,000 to a price to be determined by a mutually agreed upon real estate appraiser (the “Repurchase Price”), provided that (i) the Repurchase Price must not be less than $1,200 or greater than $1,850 and (ii) any Repurchase Option Extension Payments paid by the Company to Whitelaw Creek must be credited toward the Company’s payment of the Repurchase Price if the Repurchase Option is later exercised. The Company will reevaluate the repurchase option liability as of the date of the Amendment. The Company anticipates incurring accretion expense in future periods in order to increase the repurchase option liability to the anticipated exercise price.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $2,269 for the nine months ended September 30, 2021, consistent with $2,285 for the same period in 2020.

Financial Position, Liquidity and Capital Resources

At September 30, 2021, our total current assets were $551, as compared with $2,753 as of December 31, 2020, which is a decrease of $2,202. The decrease in total current assets is primarily due to a decrease in the combination of cash and cash equivalents due to funding our operations. Our working capital as at September 30, 2021 was $224 as compared with $2,638 at December 31, 2020. The decrease in working capital is primarily due to a decrease in the combination of cash and cash equivalents and an increase in accounts payables and accrued expense due to funding our operations.

In January 2021, we received notice from the DoE that the Company, as a member of a consortium of companies, had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, and includes certain of General Atomics’ affiliates and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium to the DoE in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial grade products. The DoE funding is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project. It is our intent that the planned demonstration plant will process the already stockpiled high-grade material from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, is expected to finalize contractual arrangements with General Atomics to perform work on the project in November 2021.

For the remainder of 2021, we expect to further the plans for the demonstration plant, including (i) completing further UIT test work as necessary to optimize certain process steps and scale-up design criteria, (ii) confirming operating and capital cost estimates, and (iii) proceeding with the initial demonstration project schedule consistent with the DoE-approved project work plan. Additional funding pursuant the Company’s planned rights offering (as described in Note 6) is needed to progress these plans and provide working capital for the Company.

To address the Company’s funding needs, on October 14, 2021, the Company entered into a promissory note with Synchron pursuant to which Synchron made a loan to the Company in the aggregate amount of $1,000 (see Note 6 of our unaudited Consolidated Financial

Statements and notes thereto included herewith). Additionally, on October 5, 2021, the Company announced its intent to launch a rights offering (see Note 6 of our unaudited Consolidated Financial Statements and notes thereto included herewith) to raise additional funds for the permitting, licensing, engineering, construction and operation of the rare earth separation and processing demonstration plant near the Company’s Bear Lodge REE Project and other general corporate purposes, with a portion to be used for the prepayment of outstanding indebtedness.

Even with a fully subscribed rights offering, the Company does not have sufficient funds to progress with longer-term activities, including feasibility studies, permitting, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon additional financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing other financings. Ultimately, in the event that the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

During the nine months ended September 30, 2021, there were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. During the interim period after September 30, 2021, the Company entered into the contractual obligation(s) discussed below.

Note Agreement

On October 14, 2021, the Company and Synchron entered into a promissory note (the “Note”) pursuant to which Synchron made a loan to the Company in the aggregate amount of $1,000 (the “Loan Amount”).  The Company is required to use the borrowed amounts for fees and expenses to be incurred in connection with the previously discussed rights offering, the permitting, engineering, construction and operation of a rare earth separation and processing demonstration plant near the Company’s Bear Lodge REE Project, and other general corporate purposes.

The Note has substantially the following terms:

●	Maturity Date: The Loan Amount is due and payable on the earlier of (i) October 1, 2022 or (ii) the date of consummation of an equity financing pursuant to which the Company issues and sells its common shares for aggregate gross proceeds of at least $25,000 (the “Equity Financing”), which Equity Financing the Company must use commercially reasonable efforts to consummate.

●	Interest: Interest will accrue on a daily basis at a rate equal to 8% per annum on the unpaid principal balance of the Note.

●	Optional Prepayment: The Company may, at its option, prepay without any premium or penalty all or any part of the unpaid principal amount of the Note (including any capitalized interest) prior to the maturity date with at least three business days’ advance notice.

Registration Rights: As partial consideration for providing the loan pursuant to the Note, any common shares of the Company that may be acquired by Synchron from time to time will have registration rights substantially similar to those provided to Synchron in the Investment Agreement, dated as of October 2, 2017, between Rare Element and Synchron (the “Investment Agreement”) with the respect to the Acquired Shares and the Option Shares (in each case, as defined in the Investment Agreement).

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the nine months ended September 30, 2021 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factor discussed below.

We may be unable to fulfill our obligations under our promissory note agreement.

On October 14, 2021, the Company entered into a promissory note with Synchron pursuant to which Synchron made a loan to the Company in the aggregate amount of $1,000. Our ability to obtain refinancing capital sufficient to pay interest and principal on our indebtedness will depend on our future operating performance and financial condition and the availability of refinancing debt or equity capital, which will be affected by prevailing commodity prices and economic conditions and financial, business and other factors, many of which are beyond our control. We do not currently have any sources of operating cash flows. Our inability to generate cash flows from operations could adversely affect our ability to execute our overall business plan, and we could be required to sell assets, reduce our capital expenditures or seek refinancing debt or equity capital to satisfy the requirements of the promissory note agreement. These alternative measures may be unavailable or inadequate, in which case we could be forced into bankruptcy or liquidation and may themselves adversely affect our overall business strategy.

Our promissory note agreement contains restrictive covenants that limit our ability to incur additional debt and grant liens on our assets or properties. If we are unable to comply with the restrictive covenants in our promissory note agreement, there could be a default under the agreement, which could result in an acceleration of amounts due under the agreement.

Our promissory note agreement with Synchron contains restrictive covenants that limit our ability to, among other things, incur additional debt and grant liens on our assets or properties. If we fail to comply with the restrictions in the promissory note agreement, a default may allow the lender to accelerate the related debt and to exercise its remedies under the agreement, which includes the right to declare all or any portion of the unpaid principal and accrued interest under the note to be immediately due and payable. We may not have sufficient funds, or the ability to obtain sufficient funds, to repay the amounts then due. In those circumstances, we could be forced into bankruptcy or liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended September 30, 2021, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Promissory Note, dated as of October 14, 2021, by and between Rare Element Resources Ltd, as borrower, and Synchron, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 14, 2021)

10.2

First Amendment to Asset Purchase Agreement, dated as of October 25, 2021, by and between Rare Element Resources, Inc. and Whitehall Creek, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 27, 2021)

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2021

By:	/s/ Adria Hutchison
Adria Hutchison
Principal Financial Officer

Date:	November 8, 2021