Form 10-K/A
period 2021-12-31
RARE ELEMENT RESOURCES LTD
filed 2022-04-27
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of the registrant’s common shares outstanding as of April 22, 2022 was 212,466,889.

EXPLANATORY NOTE

Rare Element Resources, Ltd. (the “Company”) will not be filing its definitive proxy materials for its 2022 annual meeting of shareholders with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended December 31, 2021.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which annual report was originally filed with the SEC on March 23, 2022.

This Form 10-K/A amends and restates only Part III, Items 10, 11,12,13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Item shall be as set forth in such previous Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after March 23, 2022, the date of filing of the original Form 10-K As used in this Form 10-K/A, references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”).  Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved.  Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report.  Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

●	our business and prospects and our overall strategy;
●	planned or estimated expenses and capital expenditures;
●	availability of liquidity and capital resources;
●	our ability to obtain additional financing and strategic alternatives;
●	progress in developing our projects and the timing of that progress;
●	the potential value of our projects or other interests, operations or rights; and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits, licenses and approvals.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	the significant influence of our largest and majority shareholder on our major corporate decisions;
●	our ability to protect our intellectual property rights;
●	the uncertain nature of demand for and price of rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	development risks, operational hazards and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;

●	governmental interventions in the mining and rare earth industries, including changes in barriers to international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects;
●	our ability to attract and retain key personnel;
●	inflation affecting our business including the costs of implementing our projects;
●	risks and uncertainties inherent in management estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	our ability to complete planned financing and other transactions;
●	risks related to pandemics or disease outbreaks;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from, among other things, military conflicts such as the Russia/Ukraine war;
●	information technology system disruptions, damage or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	risk factors discussed in this Annual Report; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that may affect our forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary, possibly materially, from those anticipated, believed, estimated or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Except as required by law, we disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth certain information about each of the Company’s seven directors.  The table below sets out the names and ages of the Company’s directors; their provinces or states and country of residence; the offices they hold within the Company, if any; their occupations; and the dates since which they have served as directors of the Company: There are no family relationships among any directors or officers of the Company.

Name, Age, Province or State and Country of Residence and	Unless otherwise indicated below,
Current Positions, if any, held in the Company	served as director since
RANDALL J. SCOTT, 70	February 3, 2012
Colorado, USA
Director
President and Chief Executive Officer, Rare Element Resources Ltd.
GERALD W. GRANDEY, 75 (1)(2)	August 2, 2013
Colorado, USA
Director
Former Chief Executive Officer, Cameco Corporation
PAUL J. SCHLAUCH, 79 (3)	July 5, 2011
Colorado, USA
Director
Retired Partner, Holland & Hart LLP
LOWELL A. SHONK, 72 (1)	April 23, 2013
Nevada, USA
Director
Board Secretary, Cupric Canyon Capital LP/LLC
DAVID I. ROBERTS, 84 (3)	November 17, 2017
California, USA
Director
President and CEO, General Atomics Uranium Resources LLC
BARTON S. BRUNDAGE, 59 (1)	December 18, 2019
Colorado, USA
Director
Vice President, Cordillera Corporation
NICOLE J. CHAMPINE, 51 (3)	March 31, 2022
Colorado, USA
Director
Vice President and General Counsel, Cordillera Corporation
(1)	Current member of the Company’s Audit Committee, of which Lowell A. Shonk is the chair.
(2)	Gerald W. Grandey was elected Chairman of the board of directors of the Company (the “Board”) on June 10, 2015.
(3)	Current member of the Nominating, Corporate Governance and Compensation Committee (the “NCG&C Committee”), of which Paul J. Schlauch is the chair.

The following are brief biographies of the Company’s directors:

Randall J. Scott currently serves as President and Chief Executive Officer (“CEO”) of the Company.  Mr. Scott is a metallurgical engineer with over 35 years of experience in the mining industry.  His experience includes leading performance teams in operations, administration, project development, program management, business development and major improvement initiatives.  Mr. Scott was appointed as a director of the Company in February 2012 and as President and CEO in December 2011.  Mr. Scott previously worked for Thompson Creek Metals Company Inc. as Vice President, Corporate Responsibility and Strategy from May 2011 to November 2011, as Director, Strategic Management from August 2010 to May 2011 and as Project Sponsor, Enterprise Resource Planning Implementation from January 2010 to August 2010.  Prior to that, he served as Vice President of Metals Norwest Corporation during January 2010.  From 2002 until 2009, he served as the Principal Real Estate Agent and Team Leader for Scott Home and Land Real Estate Team.  Mr. Scott held senior management positions with Cyprus Amax Coal Company and RAG American Coal Company from 1995 to 2001, and prior to that Mr. Scott held senior management positions with Cyprus Metals Company from 1989 until 1995.  Mr. Scott received his Bachelor of Science degree in metallurgical engineering from the Colorado School of Mines and his Masters of Business Administration from the University of Arizona.

Gerald W. Grandey has over 40 years of executive leadership in the mining industry.  He is the former Chief Executive Officer of Canadian-based Cameco Corporation, one of the world’s largest uranium producers.  In 2010, Harvard Business Review recognized Mr. Grandey as being one of the Top 100 CEOs in the world because of the value created for shareholders during his tenure at Cameco.  After 18 years with Cameco, he retired as Chief Executive Officer and as a director in 2011.  Previously, he held senior executive positions with Concord Services and Energy Fuels Nuclear.  Mr. Grandey was recognized in 2014 for leadership in the nuclear industry with the U.S. Nuclear Energy Institutes’ William S. Lee Award; inducted into the Canadian Mining Hall of Fame in 2013; awarded the Canadian Nuclear Association’s Ian McRae Award in 2012 for his work in advancing nuclear energy in Canada; and was nominated for the 2011 Oslo Business for Peace Award in recognition of his efforts to facilitate nuclear disarmament.  He is the Chairman of the Board of Governors of the Colorado School of Mines Foundation and is Chairman Emeritus for the London-based World Nuclear Association.  Mr. Grandey is a former board member of Nutrien Ltd. (2018–2019), Potash Corporation of Saskatchewan (2011–2018), Cameco Corporation (1999–2011), Centerra Gold Inc. (2004–2010), Inmet Mining Corporation (2012–2013), Sandspring Resources Ltd. (2010–2015) and Canadian Oil Sands Limited (2011–2016).  He has a degree in geophysical engineering from the Colorado School of Mines and a law degree from Northwestern University.

Barton S. Brundage currently serves as President (May 2021) of Cordillera Corporation (“Cordillera”), an affiliate of General Atomics Corporation and Synchron.  In his current role and prior position of Executive Vice President (June, 2007), Mr. Brundage is responsible for the day to day management of Cordillera’s real estate operations in Colorado, Utah, and California.  In addition, he has served as Chairman of the Board of jetCenters, Inc. (“JCI”) since June of 2007, a subsidiary of Cordillera, an aviation fueling operation and as Chairman of the Board of Ohio Gas Company, since January 2021, an affiliated company of Cordillera, which operates as a regulated gas utility based in Bryan, Ohio.  Mr. Brundage also serves as a director and/or executive officer for several other Cordillera affiliated companies (2007 – Present) including:  San Miguel Valley Corporation, Silver Cliff Land And Cattle Company, Colorado Barns Corporation, First City Investment Corporation, Lamartine Consolidated Mines Corporation, Boston Commons, Inc., Oceanic Exploration Company, Oceanic International Properties Corporation, and Sorrento West Properties, Inc.  Prior to his current position with Cordillera and its affiliates, Mr. Brundage served as the Chief Financial Officer of JCI (July 1996 – May 2007).  Prior to his position with JCI, Mr. Brundage was employed by Brundage & Company (June 1985 – July 1996), a regional investment banking firm specializing in mergers and acquisitions and long-term corporate financing.  At Brundage & Company, he was employed in various capacities in the family-managed business, including Vice President, Senior Financial Analyst, and Analyst.  He continues to serve as a member of Brundage & Company’s Board of Directors (since 1980).  Mr. Brundage received his Bachelor of Arts degree in Business Administration from Fort Lewis College and his Master of Business Administration from the University of Denver.

Nicole J. Champine has served as Vice President and General Counsel of Cordillera, an affiliate of General Atomics, since July 2007, and previously served as Cordillera’s Legal Counsel (July 2001–July 2007). She has served as the President and a director of San Miguel Valley Corporation, a subsidiary of Cordillera, since June 2007 and July 2009, respectively.  In addition, since May 2010, Ms. Champine has served as the President and a director of Oceanic Exploration Company, an oil and gas exploration company affiliated with Cordillera.  From May 1998 to June 2001, she was a real estate and land development lawyer at the law firm of Otten, Johnson, Robinson, Neff & Ragonetti, P.C.  From June 1993 to August 1995, Ms. Champine served as a project engineer for Peter Kiewit & Sons in Utah and Colorado on heavy-highway projects.  She received her Bachelor of Science in Structural Engineering from the University of Texas at Austin and her Juris Doctorate from the University of Denver.

David I. Roberts is the President and Chief Executive Officer of General Atomics Uranium Resources LLC (since August 2007), which owns the stock of several General Atomics affiliated uranium companies.  These affiliates include Rio Grande Resources Corporation and Nuclear Fuels Corporation, which have uranium properties in the United States and market uranium worldwide; Baywood Holdings Inc., which owns the Australian uranium mining and exploration companies Heathgate Resources Pty Ltd and Quasar Resources Pty Ltd; and General Atomics Energy Services, Inc., which is a partner in ConverDyn.  Mr. Roberts holds the following positions at the indicated privately held companies, all of which are affiliates of General Atomics: President of Systems Integration, LLC (since September 2017), General Atomics Global Corporation (since December 2019), and General Atomics Aeronautical UK Ltd (since December 2011); Senior Vice President of General Atomics (since August 2016); and Director of Sequoyah Fuels International Corp. (since July 2016), Diazyme Laboratories Inc. (since July 2016), Aeronautical Systems Inc. (since July 2018) and Synchron (since September 2017).  His previous positions at General Atomics include 19 years as Senior Vice President of the Advanced Technologies Group of General Atomics (June 1988–August 2007), where he was responsible for divisions involved in the development and application of advanced technologies for defense, energy and transport applications.  Previously, he held staff positions performing research and development in support of advanced nuclear reactor programs (June 1968–June 1988).  Prior to joining General Atomics, Mr. Roberts was associated with the General Electric Company (May 1967–May 1968), where he was involved in development and manufacture of military re-entry vehicles, and with Rolls Royce and Associates (U.K.) supporting design and construction of nuclear submarine reactors for the Royal Navy.  Mr. Roberts was educated at London University and received an MIM (Materials Engineering) in 1960.  He is a registered professional engineer in California, a chartered engineer (U.K.), and a member of numerous professional associations.

Paul J. Schlauch has more than 40 years of experience in legal issues relating to the mining industry.  He was a practicing attorney at Holland & Hart LLP from February 1995 until his retirement as a Partner in December 2009 and as Of Counsel in July 2011.  His former practice included providing legal counsel on diverse mining issues, including operational and regulatory matters, litigation, arbitration, structuring and negotiation of mining related transactions, and many other legal activities associated with mining and exploration and development activities.  After retiring from Holland & Hart LLP, Mr. Schlauch continued to provide legal consulting for the Company until July 2012.  Mr. Schlauch has worked extensively on public land legal issues as they relate to location, maintenance and patenting of mining and mill site claims, land exchanges, acquisition of various property use rights and the resolution of claim conflicts.  From 2000 to 2010, he served as an Adjunct Professor of Law at the University of Denver School of Law, where he taught courses on international mineral law and policy.  Mr. Schlauch has been active in natural resource industry professional organizations and is the past President of the Rocky Mountain Mineral Law Foundation, as well as the past President of the International Mining Professionals Society.  Mr. Schlauch graduated cum laude with an A.B. in chemistry from Colgate University in 1963 and obtained a law degree in 1966 at the University of Virginia.  From April 2005 until February 2020, Mr. Schlauch held an appointment as an Honorary Lecturer and Course Director on the Faculty of the Centre for Energy, Petroleum and Minerals Law and Policy at the University of Dundee, Scotland.  Since 2013, Mr. Schlauch has been employed by the U.S. Department of Commerce as an expert consultant on the development of sustainable mining industries in Afghanistan, Kosovo, Mauritania and Saudi Arabia.

Lowell A. Shonk has 43 years of experience in the copper, molybdenum, gold, coal, iron ore, industrial minerals and lithium extractive and processing industries, holding positions as a financial executive at operational, divisional and corporate levels.  Mr. Shonk is one of the founding partners and Board Secretary of Cupric Canyon Capital LLC (“Cupric”), a private equity company in partnership with Global Natural Resource Investments (formerly a unit of Barclays Bank PLC).  Cupric’s wholly owned affiliate, Khoemacau Copper Mining (Pty) Ltd, holds a large high-grade copper-silver project in Botswana that began operations in July 2021 after nine years of exploration and development.  He served as Cupric’s Chief Executive Officer from February 2012 to March 2013 and as its Chief Financial Officer from January 2010 to February 2012.  Prior to his Cupric involvement, Mr. Shonk served as Vice President of Financial and Operational Analysis at Phelps Dodge Corporation and Freeport-McMoRan Copper & Gold Inc. from 1999 through 2009.  Mr. Shonk also served as Controller and/or Chief Financial Officer in various divisions of Cyprus Amax Mineral Company and its predecessor mining companies beginning in 1979.  Mr. Shonk is the former chairman of the audit committee of the Society of Mining, Metallurgy and Exploration (2010-2016).  From 2001 to 2009, he served on the board of directors and as chairman of the audit committee of Apache Nitrogen Products Inc.  He obtained his undergraduate degree in Economics from Indiana University, a master’s degree in Mineral Economics from Colorado School of Mines and an MBA from the University of Colorado – Denver.

Executive Officers

The Company’s current executive officers, their state and country of residence, the offices they hold within the Company, and the dates since which they have served as officers of the Company are as follows:

Name, Age, Province or State and Country of Residence and Positions, current and former, if any, held in the Company	Served as officer since
RANDALL J. SCOTT, 70 Colorado, USA Director, President and CEO	December 15, 2011
WAYNE E. RICH, 57 Colorado, USA Chief Financial Officer	March 28, 2022

See “Item 10. Directors, Executive Officers and Corporate Governance—Directors” above for biographical information regarding Mr. Scott.

Wayne E. Rich most recently served as Vice President of Finance, Treasurer and Corporate Secretary of Eden Innovations LLC from August 2017 to March 2022.  He served as Chief Financial Officer of Star Mountain Resources, Inc. from November 2015 to January 2017 and as Chief Financial Officer of Northern Zinc, LLC from May 2015 to November 2015, when it was acquired by Star Mountain Resources, Inc., which filed for Chapter 11 bankruptcy protection in February 2018.  Mr. Rich served in various capacities at Prospect Global Resources, Inc., a publicly traded mining company, including as Chief Financial Officer and Vice President of Finance (September 2011–December 2012) and Senior Vice President of Accounting and Treasury (December 2012–May 2014).  From October 2008 to September 2011, he served as Treasurer and Director of Corporate Finance of Thompson Creek Metals Inc., a publicly traded metals and mining company.  Prior to that, he served in several capacities at The Doe Run Resources Corporation, an integrated mining and metals manufacturing company, from August 1998 to October 2008, including as Treasurer (April 2007–October 2008) and Assistant Treasurer (July 2004–April 2007).  Mr. Rich began his career with KPMG Peat Marwick.  Mr. Rich holds a Master’s in Business Administration from Illinois State University and a Bachelor of Science in Accountancy from Eastern Illinois University.

Corporate Cease Trade Orders or Bankruptcies

To the knowledge of the Company, no director of the Company is, or within the 10 years prior to the date of this Annual Report has been, a director or executive officer of any company that (i) was subject to a cease trade or similar order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days (any of the foregoing being an “order”), that was issued while he or she was acting in the capacity of director, chief executive officer or chief financial officer of that company; or (ii) was subject to an order that was issued after he or she ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while he or she was acting in that capacity.

To the knowledge of the Company, no director of the Company is, or within the 10 years prior to the date of this Annual Report has been, a director or executive officer of any company that (i) was bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or became subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold his or her assets; or (ii) within one year of his or her ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets.

Individual Bankruptcies

No director of the Company has, within the 10 years prior to the date of this Annual Report, become bankrupt or made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that individual.

Penalties or Sanctions

None of the directors of the Company has (i) been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority, (ii) entered into a settlement agreement with a securities regulatory authority or (iii) been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable security holder making a decision about whether to vote for the director or in making an investment decision.

Indebtedness of Directors and Executive Officers

None of the current or former directors or executive officers of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the fiscal year ended December 31, 2021.

Management Contracts

No management functions of the Company are, to any substantial degree, performed by a person or company other than the directors or executive officers of the Company, in their roles as such.

Corporate Governance

Ethical Business Conduct

The Board has adopted a Code of Conduct, which is based on the fundamental principles of honesty, loyalty, fairness, forthrightness and use of common sense in general.  The Code of Conduct is available on the Company’s website at www.rareelementresources.com and on the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.  The Code of Conduct applies to all directors, officers and employees, including the principal executive, financial and accounting officers.  The Audit Committee is responsible for setting the standards of business conduct contained in the Code of Conduct, and it annually reviews the Code of Conduct.

The Board, through the NCG&C Committee, is responsible for monitoring compliance with the Code of Conduct.  The NCG&C Committee reviews, with management, any issues with respect to compliance with the Code of Conduct.  The Board intends to disclose on its website any waiver from a provision of its Code of Conduct that applies to any of its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of its Code of Conduct.  No waivers were granted from the requirements of the Company’s Code of Conduct during the fiscal year ended December 31, 2021, or during the subsequent period through to the date of this Annual Report.

The Board ensures that the directors exercise independent judgment in considering transactions and agreements in respect of which a director or executive officer has a material interest.  The Code of Conduct sets out the procedure with respect to reporting conflicts of interest.  Actual or potential conflicts of interests are reported to the Chair of the NCG&C Committee.  Members of the NCG&C Committee are required to be particularly vigilant in reviewing and approving conflicts of interests.

Standing Board Committees

Audit Committee

The Company has a separately designated, a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Under Canadian securities laws, the Company is required to have an audit committee comprised of not less than three directors.  Each member of the Audit Committee must meet the independence requirements imposed by applicable law and must not be an employee, officer or affiliate of the Company.  The Company’s current Audit

Committee consists of Lowell A. Shonk (Chair), Gerald W. Grandey, and Barton S. Brundage.  The Audit Committee’s functions are to oversee the accounting and financial reporting process and the audit of the annual financial statements of the Company.  The Audit Committee met five times during the fiscal year ended December 31, 2021.

Audit Committee Charter

The Audit Committee, under the guidance of the Audit Committee Charter approved by the Board, assists the Board in fulfilling its oversight responsibilities by reviewing (i) the financial statements, reports and other information provided to shareholders, regulators and others; (ii) the independent auditor’s qualifications, independence and performance; (iii) the internal controls that management and the Board have established; (iv) the audit, accounting and financial reporting processes generally; and (v) compliance by the Company with legal and regulatory requirements.  The text of the Audit Committee’s Charter is furnished with this Annual Report as Exhibit 99.1 hereto and is also available on the Company’s website at www.rareelementresources.com.

Independence

The Board has determined that all of the members of the Company’s Audit Committee are independent within the meaning of National Instrument 52-110 – Audit Committees (“NI 52-110”).

Audit Committee Financial Expert

The Company’s Board has determined that Lowell A. Shonk, Chair of the Audit Committee, satisfies the requirement of an “audit committee financial expert,” as defined under Item 407 of the Regulation S-K, and each of Messrs. Shonk, Brundage and Grandey is “financially literate” within the meaning thereof set forth in NI 52-110.  See above under Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Directors” for a description of the relevant education and experience of each of the Audit Committee members.

Nominating, Corporate Governance, and Compensation Committee

The current members of the NCG&C Committee are Nicole J. Champine, David I. Roberts, and Paul J. Schlauch (Chair).  Each of the current members of the NCG&C Committee is considered to be independent within the meaning of NI 58-101.  The NCG&C Committee met four times during the fiscal year ended December 31, 2021.

NCG&C Committee Charter

The NCG&C Committee is governed by a charter which sets forth the NCG&C Committee functions, which are, among other things, to establish procedures for the director nomination process and recommend nominees for election to the Board; to develop and periodically review the effectiveness of the Board’s corporate governance guidelines; and to determine and recommend to the independent members of the Board the base salaries and annual incentive awards, including cash and equity-based incentive awards for the CEO, and where applicable, in consultation with the CEO, for other senior officers, on an annual basis.  The NCG&C Committee Charter is available on the Company’s website at www.rareelementresources.com.

Board Nominating Procedures

The NCG&C Committee believes that candidates for the Board should have (i) the ability to exercise objectivity and independence in making informed business decisions; (ii) extensive knowledge, experience and judgment; (iii) integrity; (iv) loyalty to the interests of the Company and its shareholders; (v) a willingness to devote the extensive time necessary to fulfill a director’s duties; (vi) the ability to contribute to the diversity of perspectives present in board deliberations; and (vii) an appreciation of the role of the Company in society.  The NCG&C Committee considers candidates meeting these criteria who are suggested by directors, management, shareholders and search firms hired to identify and evaluate qualified candidates.

Shareholders may submit recommendations in writing by a letter addressed to the CEO of the Company or the Chair of the NCG&C Committee.  The NCG&C Committee will carefully consider each shareholder recommendation, evaluating each shareholder-recommended candidate for director under the same standards as candidates identified by any other method.

Compensation Functions

The NCG&C Committee is responsible for reviewing and making recommendations to the Board regarding the Company’s compensation policies and programs as well as salary and benefit levels for individual executives.  The Board, in turn, gives final approval on compensation matters.  The NCG&C Committee does not and cannot delegate its authority to determine and recommend director and executive officer compensation.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion summarizes our compensation program for our named executive officer for the 2021 fiscal year.

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as CEO of the Company during the fiscal year ended December 31, 2021; (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the CEO, at the end of the fiscal year ended December 31, 2021; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2021, the Company had one NEO: Randall J. Scott, President and CEO of the Company.  Mr. Rich, who was appointed as the Chief Financial Officer of the Company on March 28, 2022, was not an NEO during the fiscal year ended December 31, 2021.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEO during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Randall J. Scott, President and CEO	2021	$230,000	$75,000	$556,795	$—	$861,795
	2020	220,000	42,500	188,040	—	450,540
(1)	The grant date fair value of option-based awards is determined by using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected dividend yield, expected volatility of the common shares of the Company (the “Common Shares”) and expected life of the options set forth in Notes 3 and 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

Narrative Discussion of Compensation and Plan-Based Awards

Employment Agreements

The Company has historically maintained employment agreements with its executive officers, including Mr. Scott.  The material terms of prior employment agreements have included (a) employment for an indefinite term unless employment is terminated as provided in the agreement; (b) severance arrangements, including upon a change in control; (c) a base salary; and (d) participation in the stock option plans of the Company (as described below), the incentive bonus, and the Company’s benefit plans as are from time to time available to executive officers of the Company.

Mr. Scott has had an employment agreement with the Company since April 2013.  From that date until late 2017 there were multiple amendments to the agreement, involving adjustments to the base salary, and severance compensation payable under the agreement.  In December 2017, the NCG&C Committee recommended to the Board that Rare Element Resources, Inc., a subsidiary of the Company, enter into a revised employment agreement with Mr. Scott to replace his prior employment and severance compensation agreements, as amended.  On February 22, 2018, effective as of January 1, 2018, Rare Element Resources, Inc. and Mr. Scott entered into a new employment agreement (the “Employment Agreement”).  Pursuant to the terms of the Employment Agreement, (i) Mr. Scott’s annual base salary was $210,000, effective as of January 1, 2018 and is subject to adjustment at the Company’s discretion (and was $241,500 as of January 1, 2022); (ii) Mr. Scott will be eligible to receive an annual performance bonus and such long-term incentive awards as may be determined by the Board; and (iii) Mr. Scott will be eligible to participate in the employee benefit programs, if offered, by the Company.

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

Equity Plan

As of April 22, 2022, there were 4,010,000 stock options outstanding, representing approximately 1.9% of the current outstanding Common Shares, under the 10% rolling stock option plan approved by shareholders of the Company at the annual and special meeting of shareholders on December 2, 2011 (the “2011 Plan”), as amended by the Board on April 7, 2020 (as amended, the “Amended 2011 Plan”).  Material terms of the Amended 2011 Plan are set out below.

The NCG&C Committee may, subject to ratification from the Board, from time to time grant to directors, employees or consultants options to acquire Common Shares under the Amended 2011 Plan.  The maximum number of Common Shares issuable under the Amended 2011 Plan shall not in the aggregate exceed 10% of the issued and outstanding Common Shares (calculated as at the award date of such options).  The Company is prohibited from granting options (i) to any one person where the grant would result in such person holding options to acquire Common Shares in excess of 5% of the issued and outstanding Common Shares; or (ii) that will result in the number of Common Shares issuable to insiders of the Company at any time being in excess of 10% of the issued and outstanding Common Shares as at the award date or that will result in the number of Common Shares issued to insiders of the Company within any one-year period being in excess of 10% of the issued and outstanding Common Shares as at the award date under the Amended 2011 Plan or when combined with all of the Company’s other security-based compensation arrangements.

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

The expiry date of an option shall be determined in the discretion of the NCG&C Committee and shall not exceed the tenth anniversary of the award date of such option subject to extensions in the case of a trading blackout.  Unless the NCG&C Committee decides otherwise, options granted under the Amended 2011 Plan will expire (i) one year after the option holder’s death or disability, and any options which are unvested as of the date of death or disability will not vest; (ii) 90 days after an option holder who is a director ceases to be a director of the Company other than by reason of death or disability, in which case all unvested options shall immediately vest and become exercisable unless the option holder continues to be an employee or consultant, in which case the options will not so vest and the expiry date will remain unchanged; (iii) on the date the option holder ceases to be a director as the result of certain prescribed circumstances, in which case any unvested options will not vest; (iv) 90 days after the option holder ceases to be employed by the Company

(other than by reason of death, disability, mandatory retirement, a change of control, termination for cause or as a result of an order of a regulatory body) unless the employee continues to be a director or consultant, in which case the expiry date remains unchanged, or unless the option holder ceases to be an employee (a) as a result of termination for cause; or (b) by order of the British Columbia Securities Commission, the Ontario Securities Commission, or any other regulatory body having jurisdiction to so order, in which case the expiry date shall be the date the option holder ceases to be an employee (all options which are not vested as of the date the employee ceases to be employed shall not vest unless the option holder continues to be a director or consultant of the Company, in which case the vesting of the options shall be unchanged; if the employee ceases to be an employee by reason of mandatory retirement, all unvested options will immediately vest and become exercisable and the expiry date will be one year from the date of retirement); (v) 90 days after an option holder who is a consultant of the Company ceases to be a consultant by reason of the completion or termination of the contract under which the consultant provides services to the Company unless the option holder continues to be engaged as a director or employee of the Company, in which case the expiry date shall be 90 days after the date the option holder ceases to be a director or employee.  Any options which are unvested as of the date the option holder ceases to be a consultant will not vest unless the option holder continues to be engaged as a director or employee, in which case the vesting of the options shall be unchanged.  If upon completion of the contract under which the consultant provided services to the Company the consultant is subsequently hired by the Company as an employee, the options previously granted to the consultant will flow through to the employee on the same terms and conditions as the original grant of options.

In the case of an employee or consultant (who is not also a director or officer) ceasing to be an employee or a consultant as a result of a change of control at any time within six months after the effective date of the change of control, notwithstanding the vesting provisions of the option, all unvested options of the option holder will immediately vest and become immediately exercisable, and the expiry date shall be the earlier of the pre-existing expiry date and the date 90 days following the date on which the employee or consultant ceased to be such.  In the case of a director or officer who ceases to be an employee, director or consultant under these circumstances, all unvested options of the option holder will immediately vest and become immediately exercisable, and the expiry date shall be the earlier of the pre-existing expiry date and the date two years following the date on which the employee, director or consultant ceased to be such.  In the event that the Company enters into an agreement with another entity which may result in a change of control, or a “takeover bid” within the meaning of the Securities Act (British Columbia) by another entity which may result in a change of control, all unvested options of the option holders will immediately vest and become immediately exercisable as of the date of the agreement or takeover bid.

Options are non-assignable and non-transferable.  Notwithstanding the foregoing, an option holder may transfer an option to a corporation which is 100% owned by the option holder provided that the transfer is permitted by, and is effected in accordance with, the applicable securities laws.

The Board shall have the power, without shareholder approval, at any time and from time to time, either prospectively or retrospectively, to amend, suspend or terminate the Amended 2011 Plan or any option granted under the Amended 2011 Plan, provided always that any such amendment shall not, without the consent of the option holder, alter the terms or conditions of any option or impair any right of any option holder pursuant to any option awarded prior to such amendment in a manner materially prejudicial to such option holder.  Additionally, such termination shall be subject to any necessary stock exchange, regulatory or shareholder approval.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEO of the Company as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Randall J. Scott	125,000	125,000	$ 2.25	4/12/2031
	125,000	125,000	0.83	2/13/2025
	250,000	—	0.07	2/18/2024

Potential Payments upon Termination

Previously, the Company had entered into employment and severance compensation agreements with Mr. Scott, which agreements were replaced with the Employment Agreement.  Pursuant to the Employment Agreement, Mr. Scott is entitled to separation benefits in the event that his employment is or was terminated by the Company without “cause” or by Mr. Scott for “good reason” (in each case, as defined in the Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material geographic relocation, or a material breach of the Employment Agreement by the Company, in each case which the Company has failed to cure.  The separation benefits to be received by Mr. Scott upon termination under the circumstances described above must equal Mr. Scott’s base salary in effect on the date of termination.  The separation benefits are not contingent upon any change in control and are to be paid to Mr. Scott in a lump sum 60 days after the date of such termination.  In addition, Mr. Scott’s equity incentive awards vest automatically upon such termination.

The table below sets out the estimated payments due to the NEO employed by the Company as of December 31, 2021 on a qualifying termination without cause, assuming termination took place pursuant to the Employment Agreement:

	Base Salary	Total (1)
Name	($)	($)
Randall J. Scott	$241,500	$241,500
(1)	Termination payments, if applicable, are made in a lump sum to the NEO upon a qualifying termination.

Director Compensation

Non-employee directors other than the Chairman and the Synchron director designees receive annual compensation of $12,500, paid pro rata on a quarterly basis.  The Chairman receives annual compensation of $30,000 per year.  The non-Synchron directors of the Company are encouraged to hold Common Shares, thereby aligning their interests with those of the shareholders.  In addition to the annual compensation and stock option awards, the Company pays compensation to the Chair of the Audit Committee of $7,500 and the Chair of the NCG&C Committee of $5,000 per year.  The Synchron director designees elected not to receive any director compensation, including stock options.

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended December 31, 2021:

Director Compensation

	Fees earned ($)	Option Awards	All other compensation	Total
Name	($)(3)	($)(4)	($)	($)
Gerald W. Grandey	40,000	334,077	—	374,077
Lowell Shonk	30,000	222,718	—	252,718
Paul J. Schlauch	27,500	222,718	—	250,218
Ken Mushinski (1)(2)	—	—	—	—
David Roberts (1)	—	—	—	—
Bart Brundage (1)	—	—	—	—
(1)	Synchron’s director designees on the Board, Messrs. Mushinski, Roberts and Brundage, elected not to receive any director compensation, including stock options.
(2)	On March 31, 2022, Mr. Mushinski resigned as a director of the Company.
(3)	The amounts in this column include an additional $10,000 in cash paid in December 2021 to each of Messrs. Grandey, Shonk and Schlauch for their service on a Special Finance Committee of the Board during 2021.
(4)	The amounts in this column represent the grant date fair value of option awards determined by using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected dividend yield, expected volatility of the Common Shares and expected life of the options set forth in Notes 3 and 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2021, we had one equity compensation plan under which Common Shares have been authorized for issuance to our officers, directors, employees and non-employee consultants: the Amended 2011 Plan, which was adopted by shareholders on December 2, 2011, and amended and restated on April 7, 2020, as approved by the Board.

The following table sets out those securities of the Company which have been authorized for issuance under our equity compensation plan, as of December 31, 2021:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,180,000	$1.18	19,066,689
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,180,000	$1.18	19,066,689

Share Ownership Table

The following table sets forth certain information regarding beneficial ownership, control or direction, directly or indirectly, of the Company’s Common Shares, as of April 22, 2022 by (i) the Company’s executive officers and directors and (ii) the Company’s executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership *
Name and Position (1)	Common Shares (2)		Percentage of Class (3)
Gerald W. Grandey – Director and Chairman Saskatoon, Saskatchewan, Canada	2,213,442	(4)	1.04%
Lowell A. Shonk – Director Reno, Nevada, USA	1,304,680	(5)	0.61%
Randall J. Scott – CEO and President, Director Littleton, Colorado, USA	639,001	(6)	0.30%
Paul J. Schlauch – Director Greenwood Village, Colorado, USA	558,200	(7)	0.26%
David I. Roberts – Director Solana Beach, California, USA	Nil	(8)	0.00%
Barton S. Brundage – Director Parker, Colorado, USA	Nil	(8)	0.00%
Nicole J. Champine – Director Denver, Colorado, USA	Nil	(8)	0.00%
Wayne E. Rich – Chief Financial Officer Highlands Ranch, Colorado, USA	Nil		0.00%
All executive officers and directors as a group (a total of 8 persons)	4,715,323		2.21%
*

Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual has or shares voting power or investment power, and any shares that the individual has the right to acquire within 60 days of April 22, 2022, including through the exercise of any option, warrant, or right.  For each individual who holds options, warrants or rights to acquire Common Shares, the Common Shares underlying those securities are treated as owned by that holder and as outstanding Common Shares when that holder’s percentage ownership of Common Shares is calculated.  Those Common Shares are not treated as outstanding when the percentage ownership of any other holder is calculated.

(1)	Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., P.O. Box 271049, Littleton, Colorado 80127.

(2)	Includes Common Shares held as of April 22, 2021, plus Common Shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after April 22, 2021.
(3)	In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 212,466,889 Common Shares outstanding as of April 22, 2022.
(4)	Includes 1,913,442 Common Shares and 300,000 Common Shares subject to options held by Mr. Grandey personally.
(5)	Includes 1,204,680 Common Shares and 100,000 Common Shares subject to options held by Mr. Shonk personally.
(6)	Includes 14,001 Common Shares and 625,000 Common Shares subject to options held by Mr. Scott personally.
(7)	Includes 208,200 Common Shares and 350,000 Common Shares subject to options held by Mr. Schlauch personally.
(8)	Excludes Common Shares owned by Synchron, of which Mr. Roberts is a director, and an affiliate of which each of Mr. Brundage and Ms. Champine is an officer. Pursuant to and subject to the terms and conditions of an Investment Agreement between the Company and Synchron, Synchron has the right to designate three directors for appointment or election to the Board, where the Board is comprised of seven directors following such appointment. Ms. Champine and Messrs. Brundage and Roberts are the three Synchron designees.

Ownership of Common Shares by Certain Beneficial Owners

The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to beneficially own, control or direct, directly or indirectly, 5% or more of the issued and outstanding Common Shares of the Company as of April 22, 2022:

Name and Address of Beneficial Holder	Common Shares Beneficially Owned (1)	Percentage of Class (2)
Synchron, 3550 General Atomics Court, San Diego, California 92121-1122
General Atomic Technologies Corporation, 3550 General Atomics Court, San Diego, California 92121-1122	116,356,925	54.76%
Tenaya Corporation, P.O. Box 910304, San Diego, California, 92191-0304

(1)	This information is based on a Schedule 13D/A filed on December 23, 2021 by Synchron, General Atomic Technologies Corporation and Tenaya Corporation. Synchron has sole voting and dispositive power over the Common Shares listed.
(2)	Calculated based on 212,466,889 Common Shares outstanding as of April 22, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Engagement of Umwelt-und Ingenieurtechnik GmbH Dresden

On March 9, 2020, the Board approved the engagement of Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”), an affiliate of Synchron, for pilot plant test work in an amount not to exceed $650,000.  Under the 2020 engagement, UIT optimized certain process steps, developed scale-up design criteria for a demonstration plant, and confirmed operating and capital cost estimates.  Consistent with prior Board action engaging UIT, the three directors of Rare Element nominated by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.  The 2020 UIT test work was completed in December 2020, and test work reports were provided to the Company in early 2021.

In January 2021, the Board approved $500,000 for additional UIT test work in the first half of 2021 to include optimizing of certain process steps, developing scale-up design criteria for the demonstration plant, and confirming operating and capital cost estimates.  Consistent with the prior Board’s action engaging UIT, the three directors of Rare Element nominated by Synchron abstained because Synchron is a significant shareholder of the Company and is an affiliate of UIT.  The 2021 contract work by UIT was completed in August 2021 and a report was issued with recommendations to proceed with the incorporation of the technology in the demonstration plant project.

Since inception, the Company has incurred $2,094,000 in costs related to agreements with UIT from 2019 through 2021. For the years ended December 31, 2021 and 2020, the Company paid approximately $740,000 and $1,131,000, respectively, for services rendered under these agreements.  There were no amounts owed to UIT as of December 31, 2021.

Cost Share Agreement with General Atomics

On November 30, 2021, the Company and General Atomics, a California corporation and an affiliate of Synchron (“General Atomics”), entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by the General Atomics-led consortium for the design, construction, and operation of the planned rare earth separation and processing demonstration plant near the Bear Lodge rare earth elements project in Upton, Wyoming.

As previously disclosed, in January 2021, the U.S. Department of Energy (the “DoE”) announced that a consortium of companies, which includes the Company, led by General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor, was selected for a potential financial award in the amount of $21.9 million for the engineering, construction and operation of a rare earth separation and processing demonstration plant.  The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the demonstration plant.  The Cooperative Agreement provided that up to approximately $43.9 million in allowable costs for the demonstration plant would be funded on a cost-share basis, approximately 50% by the DoE and the balance by a non-federal entity.

Pursuant to the terms of the Cost Share Agreement, the Company was obligated to make a prepayment to General Atomics of $2.7 million for the first $2.7 million of Company-assumed costs for the planned demonstration plant, with the number and amount of additional prepayments to be subject to the mutual written agreement of the parties.  The Company made this payment during January 2022.  Additionally, as of December 31, 2021, under the terms of the Cost Share Agreement, the Company has a receivable of approximately $106,000 related to amounts due from General Atomics and an accrued liability of approximately $712,000 related to estimated amounts due to General Atomics.

The term of the Cost Share Agreement will continue until the date of completion of the demonstration plant, unless terminated earlier by either party.  Either party may terminate the Cost Share Agreement immediately upon written notice to the other party if any of the following events occurs: (a) the Cooperative Agreement is terminated for any reason prior to the completion of the demonstration plant; (b) the other party commits a material breach of its obligations under the Cost Share Agreement and fails to cure such breach within 30 days; or (c) the other party makes an assignment for the benefit of its creditors, files a petition in bankruptcy, is adjudicated insolvent or bankrupt, or commences any insolvency or bankruptcy proceedings.  Upon any early termination of the Cost Share Agreement, the Company must pay for all costs incurred by or on behalf of the General Atomics-led consortium to wind down the demonstration plant project other than any allowable costs for such wind-down paid for by the DoE.

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

Except for the agreements with UIT and the Cost Share Agreement with General Atomics referenced above, there are no material interests, direct or indirect, of any of the current directors, executive officers, or any shareholder that beneficially owns, directly or indirectly, more than 5% of the outstanding Common Shares, or immediate family members of such persons, in any transaction since January 1, 2020, or in any proposed transaction in which the amount involved exceeded $147,600 (1% of the average of the Company’s total assets for the last two completed fiscal years).

Director Independence

The Board reviewed and determined independence under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) of each current director.  In making its independence determination, the Board considered the circumstances described below.

Based upon his position as an executive officer of the Company, the Board determined that Mr. Scott is not independent.  In addition, the Board concluded that each of Ms. Champine and Messrs. Grandey, Brundage, Roberts, Schlauch and Shonk are independent.  As a result of these analyses, the Board has determined that the seven-member Board is comprised of a majority of independent directors, as required under NI 58-101.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax, and Other Fees

The following table sets forth the aggregate fees billed by our current independent registered public accounting firm, BDO USA, LLP (Spokane, WA PCAOB ID#243), for professional services rendered in the fiscal years ended December 31, 2021 and December 31, 2020 (beginning on October 16, 2020).

	2021	2020
Audit Fees	$79,900	$52,296
Audit Related Fees	—	—
Tax Fees	13,700	10,000
All Other Fees	15,000	—
Totals	$108,600	$62,296

The following table sets forth the aggregate fees billed by our prior independent registered public accounting firm, Plante & Moran, PLLC, for professional services rendered in the fiscal years ended December 31, 2020 (through October 16, 2020) and December 31, 2019.

	2020	2019
Audit Fees	$29,100	$57,552
Audit Related Fees	—	—
Tax Fees	—	11,000
All Other Fees	7,500	—
Totals	$36,600	$68,552

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

“All Other Fees” consist of fees for products and services other than the services reported above

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee’s responsibilities and powers include pre-approval of permitted non-audit services performed for the Company by the Company’s auditor, subject to any de minimis exception under Section 10A(i)(1)(B) of the Exchange Act any rules promulgated thereunder.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be pre-approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed below under the heading “Audit, Audit-Related, Tax, and Other Fees” for the fiscal years ended December 31, 2021 and 2020 were pre-approved by the Audit Committee.

Since the commencement of the Company’s most recently completed financial year, the Audit Committee has not made any recommendations to nominate or compensate an external auditor which were not adopted by the Board of the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report or incorporated by reference:

(3)Exhibits.  The exhibits listed below are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
99.1++	Audit Committee Charter, dated as of March 15, 2016
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Filed herewith.

++ Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott	By:	/s/ Wayne Rich
	Randall J. Scott, President, Chief Executive Officer and Director (Principal Executive Officer)		Wayne Rich, Chief Financial Officer (Principal Financial Officer)

	Date: April 27, 2022		Date: April 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey	Date: April 27, 2022
Gerald W. Grandey, Chairman of the Board of Directors

By:	/s/ Paul J. Schlauch	Date: April 27, 2022
Paul J. Schlauch, Director

By:	/s/ Lowell A. Shonk	Date: April 27, 2022
Lowell A. Shonk, Director

By:	/s/ David I. Roberts	Date: April 27, 2022
David I. Roberts, Director

By:	/s/ Nicole. J. Champine	Date: April 27, 2022
Nicole. J. Champine, Director

By:	/s/ Barton S. Brundage	Date: April 27, 2022
Barton S. Brundage, Director

By:	/s/ Randall J. Scott	Date: April 27, 2022
Randall J. Scott, President, CEO and Director (Principal Executive Officer)

By:	/s/ Wayne E. Rich	Date: April 27, 2022
Wayne E. Rich, Chief Financial Officer (Principal Financial Officer)