Form 10-Q
period 2022-06-30
RARE ELEMENT RESOURCES LTD
filed 2022-08-10
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of August 8, 2022: 212,466,889.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects and our overall strategy;
●	planned or estimated expenses and capital expenditures;
●	availability of liquidity and capital resources;
●	our ability to obtain additional financing/or consummate strategic alternatives;
●	progress in developing our Demonstration Plant (as defined herein) and the timing of that progress and prospects for completing and operating the Demonstration Plant;
●	finalization of a modification to the DoE (as defined herein) financial award contract, the terms of any such modification, the timing for completing such modification, and its impact on the timeline for the Demonstration Plant;
●	the source, quality and timing of material for the Demonstration Plant;
●	the potential value of our projects or other interests, operations or rights; and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits, licenses and approvals.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements including, without limitation, risks associated with:

●	the significant influence of our largest and majority shareholder, Synchron, on our major corporate decisions;
●	our ability to protect our intellectual property rights;

●	the uncertain nature of demand for and price of rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	development risks, operational hazards and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including those caused by supply chain disruptions and the effects those disruptions on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	inflation affecting our business including the costs of implementing our projects;
●	risks and uncertainties inherent in management estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	our ability to complete planned financing and other transactions;
●	risks related to pandemics or disease outbreaks, including the impact of COVID-19 on supply chains and resulting from disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts such as the Russia/Ukraine war;
●	information technology system disruptions, damage or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that might affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results, performance or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, intended or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K for the year ended December 31, 2021. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$20,978	$22,247
Restricted cash (Note 4)	—	2,700
Due from related party (Note 4)	95	106
Prepaid to related party (Note 4)	556	—
Prepaid expenses and other	166	75
Total Current Assets	21,795	25,128

Equipment, net	15	16
Right of use asset	323	372
Investment in land	600	600
Total Assets	$22,733	$26,116

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$454	$407
Due to related party (Note 4)	—	712
Lease liability, current	124	124
Total Current Liabilities	578	1,243

Reclamation obligation	132	132
Lease liability, long-term	212	253
Repurchase option	1,164	1,047
Total Liabilities	2,086	2,675

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at June 30, 2022 and December 31, 2021 – 212,466,889	136,906	136,906
Additional paid in capital	27,781	25,753
Accumulated deficit	(144,040)	(139,218)
Total Shareholders’ Equity	20,647	23,441

Total Liabilities and Shareholders’ Equity	$22,733	$26,116

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(867)	$(417)	$(1,497)	$(924)
Corporate administration	(1,677)	(828)	(3,147)	(1,348)
Depreciation and amortization	(24)	(1)	(50)	(2)
Total operating expenses	(2,568)	(1,246)	(4,694)	(2,274)

Non-operating income (expense):
Interest income	21	—	22	—
Accretion expense	(71)	(20)	(142)	(40)
Other income (expense)	(8)	—	(8)	—
Total non-operating income (expense)	(58)	(20)	(128)	(40)

Net loss	$(2,626)	$(1,266)	$(4,822)	$(2,314)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	212,466,889	168,160,111	212,466,889	167,967,162

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,822)	$(2,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	2
Accretion expense	142	40
Right of use asset amortization	49	—
Lease liability	(41)	—
Stock-based compensation	2,028	525
Other	(49)	—
	(2,692)	(1,747)

Changes in working capital
Receivables	11	—
Prepaid expenses and other	(623)	(61)
Accounts payable and accrued liabilities	(665)	524
Net cash used in operating activities	(3,969)	(1,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	—	10
Net cash and cash equivalents provided by financing activities	—	10

Decrease in cash, cash equivalents and restricted cash	(3,969)	(1,274)
Cash, cash equivalents and restricted cash - beginning of the period	24,947	2,706
Cash, cash equivalents and restricted cash - end of the period	$20,978	$1,432

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	104,895,245	$111,823	$24,290	$(134,864)	$1,249
Stock option exercises	413,200	10	—	—	10
Stock-based compensation	—	—	452	—	452
Net loss	—	—	—	(1,266)	(1,266)
Balance, June 30, 2021	105,308,445	$111,833	$24,742	$(136,130)	$445

Balance, March 31, 2022	212,466,889	136,906	26,748	(141,414)	22,240
Stock-based compensation	—	—	1,033	—	1,033
Net loss	—	—	—	(2,626)	(2,626)
Balance, June 30, 2022	212,466,889	$136,906	$27,781	$(144,040)	$20,647

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	104,895,245	$111,823	$24,217	$(133,816)	$2,224
Stock option exercise	413,200	10	—	—	10
Stock-based compensation	—	—	525	—	525
Net loss	—	—	—	(2,314)	(2,314)
Balance, June 30, 2021	105,308,445	$111,833	$24,742	$(136,130)	$445

Balance, December 31, 2021	212,466,889	$136,906	$25,753	$(139,218)	$23,441
Stock-based compensation	—	—	2,028	—	2,028
Net loss	—	—	—	(4,822)	(4,822)
Balance, June 30, 2022	212,466,889	$136,906	$27,781	$(144,040)	$20,647

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

1.	NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element is the 100%-holder of the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits that comprise one of the highest-grade REE deposits identified in North America. In addition, the Bear Lodge REE Project has a favorable distribution of the remaining critical rare earth elements. The Company also holds a 100% interest in the Sundance gold project (the “Sundance Gold Project”) that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. Given the Company’s longstanding focus on the Bear Lodge REE Project and the current interest in REE, the advancement of the Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future.

The Company is currently focused on the advancement of a rare earth processing and separation demonstration plant (“Demonstration Plant”) project. In January 2021, a consortium of companies, of which the Company is a part, received notice from the United States Department of Energy (“DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of a Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s largest and majority shareholder, and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE funding is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the project. The Demonstration Plant, which is to be located in Upton, Wyoming on leased facilities, will process already stockpiled high-grade material from the Bear Lodge REE Project.

To address the Company’s funding needs, during December 2021, the Company completed a rights offering for gross proceeds of approximately $25,400. The Company is using the net proceeds from the rights offering for the permitting, licensing, engineering, construction, and operation of the Demonstration Plant near the Company’s Bear Lodge Project. The previously discussed $21,900 financial award from the DoE will fund approximately one-half of the expected total cost of the Demonstration Plant, with the balance of the required funding being provided by the Company utilizing the proceeds of the rights offering.

During the six months ended June 30, 2022, the Company has continued its work on the Demonstration Plant project, and this work is expected to continue over the remainder of 2022 and through the Demonstration Plant project’s expected completion date in the early part of 2025 (see Note 4 for a complete discussion). Key Demonstration Plant project activities over the next six months are expected to include completion of final plant design, continuation of licensing and permitting efforts, and procurement of long lead-time equipment. Originally scheduled for later in the Demonstration Plant project’s timeline, the procurement of certain long-lead equipment has been moved earlier in the schedule due to price inflation and supply chain concerns.  This scheduling change has, in turn, necessitated a contract modification with the DoE. This modification is currently being negotiated between General Atomics and the DoE and is expected to be completed in the fourth quarter of 2022. While not expected to impact the Demonstration Plant project’s overall timeline of 40 months, the modification is expected to adjust the DoE’s first project continuation decision point from October 2022 to May 2023 to coincide with the completion of the U.S. Nuclear Regulatory Commission and the DoE National Environmental Protection Act licensing and approval processes.  For additional information on the Demonstration Plant project, including the project’s timeline, see Item 2 in our Annual Report on Form 10-K for the year ended December 31, 2021. Over the next six months, the Company also plans to update its baseline environmental data for the Bear Lodge REE Project.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The Company does not have sufficient funds to progress with longer-term activities beyond the Demonstration Plant project, including feasibility studies, permitting, and licensing, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon securing additional funds through financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing any such other financings or transactions. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

The Company has incurred losses since inception, and further losses are anticipated in the development of its business. As of June 30, 2022, the Company had cash and cash equivalents of $20,978 and our cash used in operations during the six months ended June 30, 2022 was $3,969, the majority of which was related to costs associated with the Demonstration Plant project and general and administrative expenses.

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

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2021, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of June 30, 2022, and the results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021 in conformity with U.S. GAAP. These interim results of operations for the three and six months ended June 30, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2022 and December 31, 2021 are presented in the following table:

Fair value at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,710	$15,710	$—	$—
U.S. Treasury Notes	5,000	5,000	—	—

Fair value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,700	$22,700	$—	$—

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of a Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s largest and majority shareholder), and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial grade products. The DoE funding is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the demonstration plant project. The Demonstration Plant is planned to process already stockpiled high-grade material from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant.  The Cooperative Agreement provides that up to approximately $43,900 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant near the Bear Lodge REE Project in Upton, Wyoming.

Pursuant to the terms of the Cost Share Agreement, the Company has made payments to General Atomics totaling $4,200 through July 31, 2022 for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties. At December 31, 2021, the initial payment of $2,700 was classified on the Company’s balance sheet as restricted cash.

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

The following table summarizes transactions under the Cost Share Agreement during the six months ended June 30, 2022:

Balance of funds paid under the Cost Share Agreement at December 31, 2021	$—
Funds transferred to General Atomics in January 2022	2,700
Company's share of Demonstration Plant project costs incurred through June 30, 2022	(2,144)
Balance of funds remaining on deposit with General Atomics as of June 30, 2022	$556

As of June 30, 2022 and December 31, 2021, the Company had also recorded related party payables to General Atomics of nil and $712, respectively, for amounts owing to General Atomics under the Cost Share Agreement.

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement during six months ended June 30, 2022:

Balance of receivables due from General Atomics as of December 31, 2021 (1)	$106
Reimbursable costs incurred by the Company during the six months ended June 30, 2022	437
Reimbursements received from General Atomics during the six months ended June 30, 2022	(448)
Balance of receivables due from General Atomics as of June 30, 2022 (1)	$95

(1)	Because the Company had not yet advanced any funds under the Cost Share Agreement at December 31, 2021, the amounts due from General Atomics at December 31, 2021 represented just the portion of those amounts expected to be paid from DoE sourced funds under the Cooperative Agreement whereas at June 30, 2022 the amounts owing from General Atomics included the full 100% share of all amounts billed by the Company under the Cost Share Agreement; including those amounts to be repaid from the $2,700 advanced by the Company to General Atomics in January 2022.

During July 2022, the Company received $46 from General Atomics for amounts owing under the Cost Share Agreement at June 30, 2022 and advanced $1,500 to General Atomics for payments of future Demonstration Plant project expenses.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Effective September 21, 2021, the Company entered into a lease agreement for real property including land, a facility and office space in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewal terms. During June 2022, the lease was renewed, extending the termination date to September 30, 2023. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, taxes and other maintenance costs. The lease agreement does not include variable lease payments, nor does it contain residual value guarantees or restrictive covenants.

Total future minimum lease payments as of June 30, 2022 are as follows:

Remainder of 2022	$62
2023	124
2024	124
2025	93
Total	403
Less interest	67
Present value of lease payments	$336

For the six months ended June 30, 2022, $62 was included in operating cash flows for amounts paid for operating leases.

As of June 30, 2022, the weighted average lease term for the Company’s one operating lease was 3.25 years (including renewal options) and the weighted average discount rate was estimated at 12%.

6. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of June 30, 2022, the Company had 4,010,000 options outstanding that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “RSOP”).

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. There were 1,830,000 and 855,000 options granted during the six months ended June 30, 2022 and 2021, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.71%	1.69%
Expected volatility	135 - 144%	161%
Expected dividend yield	Nil	Nil
Expected term in years	8	10

The following table summarizes our stock option activity for each of the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,180,000	$1.18	3,100,000	$0.28
Granted	1,830,000	$1.40	855,000	2.25
Exercised (1)	—	$—	(425,000)	0.08
Outstanding, end of period	4,010,000	$1.28	3,530,000	$0.78

Exercisable, end of period	1,752,500	$0.92	2,300,000	$0.23
Non-vested, end of period	2,257,500	$1.56	1,230,000	$1.82

(1) The 425,000 stock options exercised during the six months ended June 30, 2021 resulted in 413,200 common shares being issued on a net settlement basis pursuant to the terms of the RSOP.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of June 30, 2022:

		Weighted
		Average
		Remaining
As of June 30, 2022:	Intrinsic Value	Life (Years)
Stock options outstanding	$320	6.9
Stock options exercisable	$320	3.7
Stock options non-vested	$—	9.4

For the three months ended June 30, 2022 and 2021, the Company recognized compensation expense related to stock option awards of $1,033 and $452, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized compensation expense related to stock option awards of $2,028 and $525, respectively. As of June 30, 2022, there was approximately $956 of total unrecognized compensation cost related to the 2,257,500 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately 0.6 years.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was $1.40.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Amendment to Employment Agreement with Randall J. Scott

On June 27, 2022, the Company entered into an amendment to its employment agreement (the “Employment Agreement Amendment”, and the employment agreement, as amended by the Employment Agreement Amendment, the “Employment Agreement”) with Randall J. Scott, the Company’s Chief Executive Officer, to provide for certain terms of Mr. Scott’s planned retirement. Pursuant to this Employment Agreement Amendment, and subject to Mr. Scott executing a consulting agreement (the “Consulting Agreement”) and a general release of claims against the Company, Mr. Scott will receive a one-time, lump-sum severance payment equal to one year of his base salary as in effect on the date of his retirement in addition to any other accrued benefits owed Mr. Scott on that date.  The severance payment must be paid to Mr. Scott no later than the 30th day following his retirement date.  As of June 30, 2022, the Company recorded an accrued liability of $242 related to Mr. Scott’s severance pay.

The Employment Agreement Amendment also provides that Mr. Scott shall continue to serve as the Company’s Chief Executive Officer until the earliest of (i) December 31, 2022, (ii) the date on which Mr. Scott’s successor as Chief Executive Officer commences employment with the Company, or (iii) the date Mr. Scott’s employment is terminated by either the Company or Mr. Scott in accordance with the Employment Agreement.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Following his retirement and pursuant to the Consulting Agreement, Mr. Scott will provide consulting services to the Company on such projects as the Chairman of the Board of Directors or the Chief Executive Officer of the Company may reasonably request, and Mr. Scott will reasonably agree, related to the business of the Company, including executive transition services to the Company, periodic advice and counseling to the new Chief Executive Officer of the Company and transferring knowledge with respect to legacy items, and may additionally include advising and assisting on such other matters as may be requested by the Board of Directors or the Chief Executive Officer from time to time.  As consideration for the consulting services provided under the Consulting Agreement, Mr. Scott will receive a consulting fee at a rate of $20 per month for the period commencing on the effective date of the Consulting Agreement and ending on December 31, 2022.  Thereafter, the rate of the consulting fee will be agreed between the Company and Mr. Scott.  In addition, all stock options granted to Mr. Scott pursuant to the Rare Element Resources, Ltd. 2011 Stock Option Plan or otherwise will remain outstanding and eligible to vest in accordance with their terms during the term of the Consulting Agreement as if Mr. Scott had remained employed by the Company through the term of the Consulting Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended June 30, 2022, has been prepared based on information available to us as of August 10, 2022. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2021, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the six months ended June 30, 2022, the Company continued its work on the demonstration plant (the “Demonstration Plant”) project, and this work is expected to continue over the remainder of 2022 and through the project’s expected completion date in the early part of 2025. Key Demonstration Plant project activities over the next six months are expected to include completion of final plant design, continuation of licensing and permitting efforts, and procurement of long lead-time equipment. Originally scheduled for later in the Demonstration Plant project’s timeline, the procurement of certain long-lead equipment has been moved earlier in the schedule due to price inflation and supply chain concerns.  This scheduling change has, in turn, necessitated a contract modification with the DoE. This modification is currently being negotiated between General Atomics and the DoE and is expected to be complete in the fourth quarter of 2022. While not expected to impact the Demonstration Plant project’s overall timeline of 40 months, the modification is expected to adjust the DoE’s first project continuation decision point from October 2022 to May 2023 to coincide with the completion of the U.S. Nuclear Regulatory Commission licensing process.   Over the next six months, the Company also plans to update its baseline environmental data for the Bear Lodge REE Project.

Longer term, the Company does not have sufficient funds to progress with activities beyond the Demonstration Plant project, including feasibility studies, permitting and licensing, development and construction related to its Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing any such other financings or transactions. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

COVID-19 Impact on Business

In response to the COVID-19 pandemic, we implemented travel restrictions, both domestically and internationally, and our employee and consultants abided by government guidance and orders. As a result, we saw delays in the metallurgical studies conducted by UIT that slowed the progression of prior test work. Any continued pandemic impact may be material to the completion of the design inputs needed for the Demonstration Plant. Any further economic downturn triggered by COVID-19 and any resulting direct and indirect negative impact on us could have a material adverse impact on our future activities, cash flows and liquidity. We are seeing higher prices for the equipment and raw materials for the Demonstration Plant due to shortages, commodity inflation and supply chain issues, including transportation delays as a result of COVID-19 and other economic factors. Further, it is unknown what, if any, impact COVID-19 and any resulting economic factors will have on rare earth prices and market supply and demand fundamentals. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part II of the Company’s Annual Report on Form 10-K as filed on March 23, 2022.

Results of Operations

Summary

For the three-and six-month periods ended June 30, 2022, we experienced net losses of $2,626 ($0.01 per share) and $4,822 ($0.02 per share), respectively, compared with net losses of $1,266 ($0.01 per share) and 2,314 ($0.01 per share) for the three-and six-month periods ended June 30, 2021, respectively. See our discussion below for the primary drivers of these changes.

Exploration and evaluation

Our exploration and evaluation costs increased by $450 over the comparative three-month period, rising from $417 for the three months ended June 30, 2021 to $867 for the three months ended June 30, 2022, and by $573 over the comparative six-month period, rising from $924 for the six months ended June 30, 2021 to $1,497 for the six months ended June 30, 2022. These increases were largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement. See Note 4 to the Condensed Consolidated Financial Statements for a more complete discussion of this Cost Share Agreement.

Corporate administration

Our corporate administrative costs increased by $849 over the comparative three-month period rising from $828 for the three months ended June 30, 2021 to $1,677 for the three months ended June 30, 2022, and by $1,799 over the comparative six-month period rising from $1,348 for six months ended June 30, 2021 to $3,147 for six months ended June 30, 2022. These increases were largely driven by the increases in our stock-based compensation of $581 and $1,503 over the comparative three and six-month periods, respectively, and our accrual for Mr. Scott’s severance payment of $242 during the three months ended June 30, 2022.

Accretion expense

The Company’s accretion expense increased by $51 over the comparative three-month period, rising from $20 for the three months ended June 30, 2021 to $71 for the three months ended June 30, 2022, and by $102 over the comparative six-month period, rising from $40 for the six months ended June 30, 2021 to $142 for the six months ended June 30, 2022. This accretion expense is related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 or greater than $1,850 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 7 to the Condensed Consolidated Financial Statements for a more complete discussion of the repurchase option.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $3,969 for the six months ended June 30, 2022, compared with $1,284 for the same period in 2021. This increase of $2,685 was mostly driven by an increase in prepaid expenses of $562 related to the Company’s prepayment of funds to General Atomics under the Cost Share Agreement and a decrease in accounts payable and accrued liabilities of $1,189 largely stemming from the payment of a $712 amount owing to General Atomics, a related party, during the six months ended June 30, 2022.

Financial Position, Liquidity and Capital Resources

At June 30, 2022, we had a working capital balance of $21,217 which represented a decrease of $2,668 to our December 31, 2021 working capital balance of $23,885. This decrease was largely the result of amounts paid by the Company during the six months ended June 30, 2022 under the Cost Share Agreement.

Inclusive of amounts already advanced, the Company’s share of the total cost under the Cost Share Agreement are expected to equal or exceed $22,000 over the life of the project. As a result, the Company will not have sufficient funds to progress with longer-term activities, including feasibility studies, permitting, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon additional financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing any such financings or other transactions. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

During June 2022, the Company entered into an amendment to its employment agreement with Randall J. Scott, the Company’s Chief Executive Officer. See Note 7 to the condensed consolidated financial statements for the period ended June 30, 2022 for a complete discussion.  There were no other material changes to the contractual obligations disclosed in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the six months ended June 30, 2022, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended June 30, 2022, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*

First Amendment to Employment Agreement, effective as of June 27, 2022, by and between Rare Element Resources, Inc. and Randall J. Scott (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 29, 2022)

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Randall J. Scott
Randall J. Scott
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 10, 2022

By:	/s/ Wayne Rich
Wayne Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2022