Form 10-Q
period 2022-09-30
RARE ELEMENT RESOURCES LTD
filed 2022-11-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of November 7, 2022: 212,466,889.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects and our overall strategy;
●	planned or estimated expenses and capital expenditures;
●	availability of liquidity and capital resources;
●	our ability to obtain additional financing/or consummate strategic alternatives;
●	progress in developing our Demonstration Plant (as defined herein) and the timing of that progress and prospects for completing and operating the Demonstration Plant;
●	ability to complete and operate the Demonstration Plant within the approved budget;
●	the source, quality and timing of material and equipment for the Demonstration Plant;
●	the potential value of our projects or other interests, operations or rights; and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits, licenses and approvals.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements including, without limitation, risks associated with:

●	the significant influence of our largest and majority shareholder, Synchron, on our major corporate decisions;
●	our ability to protect our intellectual property rights;

●	the ability of our Demonstration Plant to successfully operate and produce information for a potential commercial-scale production facility;
●	the uncertain nature of demand for and price of rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	development risks, operational hazards and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including those caused by supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	inflation affecting our business including the costs of implementing our projects;
●	risks and uncertainties inherent in management estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	our ability to complete planned financing and other transactions;
●	risks related to pandemics or disease outbreaks, including the impact of COVID-19 on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts such as the Russia/Ukraine war;
●	information technology system disruptions, damage or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that might affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results, performance or achievements to differ materially from those described in forward-

looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary materially from those anticipated, estimated, intended or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K for the year ended December 31, 2021. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$18,805	$22,247
Restricted cash (Note 4)	—	2,700
Due from related party (Note 4)	127	106
Prepaid to related party (Note 4)	1,496	—
Prepaid expenses and other	201	75
Total Current Assets	20,629	25,128

Equipment, net	15	16
Right of use asset	298	372
Investment in land	600	600
Total Assets	$21,542	$26,116

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$466	$407
Due to related party (Note 4)	—	712
Lease liability, current	124	124
Total Current Liabilities	590	1,243

Reclamation obligation	132	132
Lease liability, long-term	191	253
Repurchase option	1,235	1,047
Total Liabilities	2,148	2,675

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at September 30, 2022 and December 31, 2021 – 212,466,889	136,906	136,906
Additional paid in capital	28,233	25,753
Accumulated deficit	(145,745)	(139,218)
Total Shareholders’ Equity	19,394	23,441

Total Liabilities and Shareholders’ Equity	$21,542	$26,116

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(770)	$(383)	$(2,267)	$(1,307)
Corporate administration	(925)	(829)	(4,072)	(2,177)
Depreciation and amortization	(25)	(2)	(75)	(4)
Total operating expenses	(1,720)	(1,214)	(6,414)	(3,488)

Non-operating income (expense):
Interest income	78	—	100	—
Accretion expense	(71)	(20)	(213)	(60)
Other income	8	—	—	—
Total non-operating income (expense)	15	(20)	(113)	(60)

Net loss	$(1,705)	$(1,234)	$(6,527)	$(3,548)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	212,466,889	168,187,413	212,466,889	168,043,640

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,527)	$(3,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	4
Accretion expense	213	60
Right of use asset amortization	74	—
Lease liability	(62)	—
Stock-based compensation	2,480	1,060
Other	(25)	—
	(3,846)	(2,424)

Changes in working capital
Receivables	(21)	—
Prepaid expenses and other	(1,622)	(57)
Accounts payable and accrued liabilities	(653)	212
Net cash used in operating activities	(6,142)	(2,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	—	10
Net cash and cash equivalents provided by financing activities	—	10

Decrease in cash, cash equivalents and restricted cash	(6,142)	(2,259)
Cash, cash equivalents and restricted cash - beginning of the period	24,947	2,706
Cash, cash equivalents and restricted cash - end of the period	$18,805	$447

Supplemental cash flow disclosure:
Right of use asset - operating lease capitalized	$—	$397

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	105,308,445	$111,833	$24,742	$(136,130)	$445
Stock-based compensation	—	—	535	—	535
Net loss	—	—	—	(1,234)	(1,234)
Balance, September 30, 2021	105,308,445	$111,833	$25,277	$(137,364)	$(254)

Balance, June 30, 2022	212,466,889	136,906	27,781	(144,040)	20,647
Stock-based compensation	—	—	452	—	452
Net loss	—	—	—	(1,705)	(1,705)
Balance, September 30, 2022	212,466,889	$136,906	$28,233	$(145,745)	$19,394

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	104,895,245	$111,823	$24,217	$(133,816)	$2,224
Stock option exercise	413,200	10	—	—	10
Stock-based compensation	—	—	1,060	—	1,060
Net loss	—	—	—	(3,548)	(3,548)
Balance, September 30, 2021	105,308,445	$111,833	$25,277	$(137,364)	$(254)

Balance, December 31, 2021	212,466,889	$136,906	$25,753	$(139,218)	$23,441
Stock-based compensation	—	—	2,480	—	2,480
Net loss	—	—	—	(6,527)	(6,527)
Balance, September 30, 2022	212,466,889	$136,906	$28,233	$(145,745)	$19,394

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

1.	NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element holds a 100% interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits that comprise one of the highest-grade REE deposits identified in North America. In addition, to neodymium-praseodymium (“Nd/Pr”), the Bear Lodge REE Project has a favorable distribution for a number of other critical rare earth elements. The Company also holds a 100% interest in the Sundance gold project (the “Sundance Gold Project”) that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. Given the Company’s longstanding focus on the Bear Lodge REE Project and the current interest in REE, the advancement of the Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future.

The Company is currently focused on the advancement of a rare earth processing and separation demonstration plant (the “Demonstration Plant”) project. In January 2021, a consortium of companies, of which the Company is a part, received notice from the United States Department of Energy (“DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of a Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s largest and majority shareholder, and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE’s share of the Demonstration Plant project funding is $21,900 and represents approximately one-half of the total estimated costs for the project. The Demonstration Plant, which is to be located in Upton, Wyoming on leased facilities, will process already stockpiled high-grade material from the Bear Lodge REE Project.

To address the Company’s funding needs, during December 2021, the Company completed a rights offering for gross proceeds of approximately $25,400. The Company is using the net proceeds from the rights offering for the permitting, licensing, engineering, construction, and operation of the Demonstration Plant near the Company’s Bear Lodge Project. The previously noted $21,900 financial award from the DoE will fund approximately one-half of the expected total cost of the Demonstration Plant, with the balance of the required funding being provided by the Company utilizing the proceeds of the rights offering.

During 2022, the Company has continued its work on the Demonstration Plant project. This work is expected to continue over the remainder of 2022 and through the Demonstration Plant project’s expected completion date in the early part of 2025 (see Note 4 for a complete discussion). As of September 30, 2022, the Demonstration Plant project had achieved the 60% plant design milestone. It is now anticipated that the Demonstration Plant’s design will be complete by the end of 2022, followed by the completion of permitting activities in the second quarter of 2023 and the completion of the plant’s construction within a period of twelve months thereafter. Operations to process and separate the rare earth elements from the stockpiled sample will follow for an additional eight-to-twelve-month period.

Originally scheduled for later in the Demonstration Plant project’s timeline, the procurement of certain long-lead equipment has been moved earlier in the schedule due to price inflation and supply chain concerns.  This scheduling change, in turn, necessitated a contract modification with the DoE. This modification, which was negotiated between General Atomics and the DoE, was completed during September 2022. While not impacting the Demonstration Plant project’s overall timeline of 40 months, the modification changed the DoE’s first project continuation decision point from October 2022 to December 2022 upon final engineering and design, a second continuation decision point was moved to May 2023 to coincide with the expected completion of the U.S. Nuclear Regulatory Commission and the DoE National Environmental Policy Act licensing and approval processes.  For additional information on the

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Demonstration Plant project, see Item 2 in our Annual Report on Form 10-K for the year ended December 31, 2021. Over the next three months, the Company also plans to update its baseline environmental data for the Bear Lodge REE Project.

The Company does not have sufficient funds to progress with longer-term development activities beyond the Demonstration Plant project, including feasibility studies, permitting and licensing, and development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon securing additional funds through financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing any such other financings or transactions. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or potentially liquidate its business interests, and investors may lose all or part of their investment.

The Company has incurred losses since inception, and further losses are anticipated in the development of its business. As of September 30, 2022, the Company had cash and cash equivalents of $18,805 and our cash used in operations during the nine months ended September 30, 2022 was $6,142, of which approximately $3,600 was used for the payment of costs associated with the Demonstration Plant project while the remainder was used for the payment of the Company’s general and administrative expenses and other on-going costs of sustaining its properties and mining claims.

External Factors Impact on Business

In response to the COVID-19 pandemic, the Company implemented travel restrictions, both domestically and internationally, and its employee and consultants abided by government guidance and orders. As a result, the Company saw delays in the metallurgical studies conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”) that slowed the progression of the prior test work. Any continued pandemic impact or similar impacts from other external influences (such as the Russia/Ukraine war) could be material to the completion of the Demonstration Plant and could have a material adverse impact on our future activities, cash flows and liquidity. As a result of one or more of these factors, the Company has seen and continues to see higher prices for the equipment and raw materials needed for the Demonstration Plant due to shortages, commodity inflation and supply chain issues. Further, it is unknown what, if any, impact these external influences and any resulting economic effects will have on REE prices and market supply and demand fundamentals.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2021, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of September 30, 2022, and the results of its operations and cash flows for the three and nine months ended September 30, 2022 and 2021 in conformity with U.S. GAAP. These interim results of operations for the three and nine months ended September 30, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

Recently Issued Accounting Pronouncements

Financial Disclosures of Government Assistance

In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832) Disclosures by Business Entities About Government Assistance, which requires additional footnote disclosure around material government assistance received by the entity. The disclosure includes the nature and amount of government assistance, commitments made by the Company, and significant components of the terms and conditions of the assistance. The Company is evaluating the impact of this pronouncement on its annual

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

financial statements. The standard will be effective for the Company starting with our Annual Report on Form 10-K for the year ended December 31, 2022. Because the standard only affects footnote disclosure, it is not expected to result in a material effect on our financial statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2022 and December 31, 2021 are presented in the following table:

Fair value at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,593	$13,593	$—	$—
U.S. Treasury bills	4,976	4,976	—	—

Fair value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,700	$22,700	$—	$—

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s largest and majority shareholder), and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial grade products. The DoE’s share of the Demonstration Plant project funding is $21,900 and represents approximately one-half of the total estimated costs for the project. The Demonstration Plant is planned to process already stockpiled high-grade material from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provides that up to approximately $43,900 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant near the Bear Lodge REE Project in Upton, Wyoming.

Pursuant to the terms of the Cost Share Agreement, the Company has made payments, since inception, to General Atomics totaling $4,200 through September 30, 2022 for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties. At December 31, 2021, the initial payment of $2,700 was classified on the Company’s balance sheet as restricted cash.

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

The following table summarizes transactions under the Cost Share Agreement during the nine months ended September 30, 2022:

Balance of funds paid under the Cost Share Agreement at December 31, 2021	$—
Funds transferred to General Atomics through September 2022	4,200
Company's share of Demonstration Plant project costs incurred through September 30, 2022	(2,704)
Balance of funds remaining on deposit with General Atomics as of September 30, 2022	$1,496

As of September 30, 2022 and December 31, 2021, the Company had also recorded related party payables to General Atomics of nil and $712, respectively, for amounts owing to General Atomics under the Cost Share Agreement.

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement during nine months ended September 30, 2022:

Balance of receivables due from General Atomics as of December 31, 2021 (1)	$106
Reimbursable costs incurred by the Company during the nine months ended September 30, 2022	646
Reimbursements received from General Atomics during the nine months ended September 30, 2022	(625)
Balance of receivables due from General Atomics as of September 30, 2022 (1)	$127

(1)	Because the Company had not yet advanced any funds under the Cost Share Agreement at December 31, 2021, the amounts due from General Atomics at December 31, 2021 represented just the portion of those amounts expected to be paid from DoE sourced funds under the Cooperative Agreement whereas at September 30, 2022 the amounts owing from General Atomics included the full 100% share of all amounts billed by the Company under the Cost Share Agreement; including those amounts to be repaid from the $4,200 advanced by the Company to General Atomics during the nine months ended September 30, 2022.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

During October 2022, the Company received $77 from General Atomics for amounts owing under the Cost Share Agreement at September 30, 2022.

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

Effective September 21, 2021, the Company entered into a lease agreement for real property including land, a facility and office space in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewal terms. During June 2022, the lease was renewed, extending the termination date to September 30, 2023. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The lease agreement does not include variable lease payments, nor does it contain residual value guarantees or restrictive covenants.

Total future lease payments as of September 30, 2022 are as follows:

Remainder of 2022	$31
2023	124
2024	124
2025	93
Total lease payments	372
Less interest	(57)
Present value of lease payments	$315

For the nine months ended September 30, 2022, $62 was included in operating cash flows for amounts paid for operating leases.

As of September 30, 2022 the weighted average lease term for the Company’s one operating lease was 3.0 years (including renewal options) and the weighted average discount rate was estimated at 12%.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

6. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of September 30, 2022, the Company had 4,010,000 options outstanding that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “RSOP”).  As of September 30, 2022, the Company had no outstanding awards under the 2022 Equity Incentive Plan.

The fair value of stock option awards granted to directors, officers, employees and/or consultants of the Company are estimated on the grant date using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. There were 1,830,000 and 855,000 options granted during the nine months ended September 30, 2022 and 2021, respectively. The significant assumptions used to estimate the fair value of stock option awards using the Black-Scholes option valuation model are as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.71%	1.69%
Expected volatility	135 - 144%	161%
Expected dividend yield	Nil	Nil
Expected term in years	8	10

The following table summarizes our stock option activity for each of the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,180,000	$1.18	3,100,000	$0.28
Granted	1,830,000	$1.40	855,000	2.25
Exercised (1)	—	$—	(425,000)	0.08
Outstanding, end of period	4,010,000	$1.28	3,530,000	$0.78

Exercisable, end of period	2,605,000	$1.08	2,300,000	$0.23
Non-vested, end of period	1,405,000	$1.65	1,230,000	$1.82

(1) The 425,000 stock options exercised during the nine months ended September 30, 2021 resulted in 413,200 common shares being issued on a net settlement basis pursuant to the terms of the RSOP.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of September 30, 2022:

		Weighted
		Average
		Remaining
As of September 30, 2022:	Intrinsic Value	Life (Years)
Stock options outstanding	$195	6.7
Stock options exercisable	$195	5.4
Stock options non-vested	$—	9.1

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Stock based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the Company recognized compensation expense related to stock option awards of $452 and $535, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense related to stock option awards of $2,480 and $1,060, respectively. As of September 30, 2022, there was approximately $505 of total unrecognized compensation cost related to the 1,405,000 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately 0.5 years.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was $1.40.

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

Asset purchase agreement

On October 25, 2021, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), entered into an amendment (the “Amendment”) to the previously announced asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”). The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to and subject to the terms of the Amendment, among other things the term of the Repurchase Option (which was to expire on October 26, 2021) was extended for up to three additional years, subject to annual option extension payments from the Company to Whitelaw Creek of $25 in cash per year (each, a “Repurchase Option Extension Payment”); and the exercise price of the Repurchase Option was increased from $1,000 to a price to be determined by a mutually agreed upon real estate appraiser (the “Repurchase Price”), provided that (i) the Repurchase Price must not be less than $1,200 or greater than $1,850 and (ii) any Repurchase Option Extension Payments paid by the Company to Whitelaw Creek must be credited toward the Company’s payment of the Repurchase Price if the Repurchase Option is later exercised. In October 2022, the Company made the $25 Repurchase Option Extension Payment to Whitelaw Creek to extend the term of the Repurchase Option through October 26, 2023.

Amendment to Employment Agreement with Randall J. Scott

On June 27, 2022, the Company entered into an amendment to its employment agreement (the “Employment Agreement Amendment”) with Randall J. Scott, the Company’s former Chief Executive Officer, to provide for certain terms of Mr. Scott’s then-planned retirement.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Pursuant to this Employment Agreement Amendment and a consulting agreement (the “Consulting Agreement”) effective upon Mr. Scott’s retirement, Mr. Scott will receive a one-time, lump-sum severance payment equal to one year of his base salary as in effect on November 1, 2022 plus any other accrued benefits owed Mr. Scott on that date. The severance payment must be paid to Mr. Scott no later than December 1, 2022.  As of September 30, 2022, the Company had recorded an accrued liability of $242 related to Mr. Scott’s severance pay.

Pursuant to the Consulting Agreement, Mr. Scott may provide consulting services to the Company on such projects as the Chairman of the Board of Directors or the Chief Executive Officer of the Company may reasonably request related to the business of the Company, including executive transition services, periodic advice and counseling to the new Chief Executive Officer and transferring knowledge with respect to legacy items, and may additionally include advising and assisting on such other matters as may be requested by the Board of Directors or the Chief Executive Officer from time to time.  As consideration for the consulting services provided under the Consulting Agreement, Mr. Scott will receive a consulting fee at a rate of $20 per month for the period commencing on November 1, 2022 and ending on December 31, 2022.  Thereafter, the rate of the consulting fee will be agreed between the Company and Mr. Scott.  In addition, all stock options granted to Mr. Scott pursuant to the Company’s 2011 Stock Option Plan or otherwise will remain outstanding and eligible to vest in accordance with their terms during the term of the Consulting Agreement as if Mr. Scott had remained employed by the Company through the term of the Consulting Agreement.

8. SUBSEQUENT EVENT

On October 17, 2022, Brent Berg was appointed by the Board of Directors of the Company as its President and Chief Executive Officer, effective as of November 1, 2022. Pursuant to an employment agreement (the “Employment Agreement”) between Mr. Berg and Rare Element Resources Inc., a Wyoming corporation and wholly owned subsidiary of the Company, (i) Mr. Berg’s initial annual base salary is $250; (ii) Mr. Berg will be paid by December 1, 2022 a one-time signing bonus of $60, which must be repaid to the Company if Mr. Berg terminates his employment for convenience on or before November 1, 2023; (iii) Mr. Berg will be reimbursed for up to $20 in certain actual, documented relocation expenses; (iv) Mr. Berg will be eligible to receive an annual performance bonus and such long-term incentive awards as may be determined by the Board of Directors; and (v) Mr. Berg will be eligible to participate in the employee benefit programs of the Company. Pursuant to the terms of the Employment Agreement, Mr. Berg is entitled to separation benefits in the event that his employment is terminated by the Company without “cause” (as defined in the Employment Agreement) or by Mr. Berg for “good reason” (as defined in the Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material breach of the Employment Agreement by the Company or the failure by the Company to maintain reasonable directors and officers liability insurance acceptable to the Board of Directors, in each case which the Company has failed to cure. The severance payment to be received by Mr. Berg upon termination under the circumstances described above will be equal to one year of Mr. Berg’s base salary in effect on the date of termination and paid to Mr. Berg in a lump sum 60 days after the date of such termination, provided that Mr. Berg has been with the Company for at least two years. In addition, Mr. Berg’s equity incentive awards will vest as of the date of termination, provided that Mr. Berg executes a general release of claims. In connection with his appointment as President and Chief Executive Officer, Mr. Berg was granted options to purchase 250,000 common shares of the Company. The stock options have a term of ten years, and one-third of the grant will vest on each of the one-year, two-year and three-year anniversaries following the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2022, has been prepared based on information available to us as of November 9, 2022. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2021, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Outlook

During the nine months ended September 30, 2022, the Company continued its work on the demonstration plant (the “Demonstration Plant”) project, and this work is expected to continue over the remainder of 2022 and through the project’s expected completion date in the early part of 2025.  As of September 30, 2022, the Demonstration Plant project had achieved the 60% plant design milestone. The Demonstration plant project is now advancing toward final detailed engineering due for completion later this year. Key Demonstration Plant project activities over the next three months are expected to include completion of final plant design, continuation of licensing and permitting efforts, and procurement of long lead-time equipment. Originally scheduled for later in the Demonstration Plant project’s timeline, the procurement of certain long-lead equipment has been moved earlier in the schedule due to price inflation and supply chain concerns.  This scheduling change, in turn, necessitated a contract modification with the DoE. This modification, which was negotiated between General Atomics and the DoE, was completed during September 2022. While not impacting the Demonstration Plant project’s overall timeline of 40 months, the modification changed the DoE’s first project continuation decision point from October 2022 to December 2022 upon final engineering and design. A second continuation decision point was moved to May 2023 to coincide with the completion of the U.S. Nuclear Regulatory Commission and the DoE National Environmental Policy Act licensing and approval processes.   Over the next three months, the Company also plans to continue with the update to its baseline environmental data for the Bear Lodge REE Project.

Longer term, the Company does not have sufficient funds to progress with development activities beyond the Demonstration Plant project, including feasibility studies, permitting and licensing, and development and construction related to its Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon securing additional funds through financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing any such other financings or transactions. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or potentially liquidate its business interests, and investors may lose all or part of their investment.

External Factors Impact on Business

In response to the COVID-19 pandemic, the Company implemented travel restrictions, both domestically and internationally, and its employees and consultants abided by government guidance and orders. As a result, the Company saw delays in the metallurgical studies conducted by Umwelt-und Ingenieurtechnik GmbH Dresden (“UIT”) that slowed the progression of the prior test work. Any continued pandemic impact or similar impacts from other external influences (such as the Russia/Ukraine war) could be material to the completion of the Demonstration Plant and could have a material adverse impact on our future activities, cash flows and liquidity. As a result of one or more of these factors, the Company has seen and continues to see higher prices for the equipment and raw materials needed for the Demonstration Plant due to shortages, commodity inflation and supply chain issues. Further, it is unknown what, if any, impact these external influences and any resulting economic effects will have on rare earth prices and market supply and demand fundamentals. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part II of the Company’s Annual Report on Form 10-K as filed on March 23, 2022.

Results of Operations

Summary

For the three-and nine-month periods ended September 30, 2022, we experienced net losses of  $1,705 ($0.01 per share) and $6,527 ($0.03 per share), respectively, compared with net losses of $1,234 ($0.01 per share) and $3,548 ($0.02 per share) for the three-and nine-month periods ended September 30, 2021, respectively. See our discussion below for the primary drivers of these changes.

Exploration and evaluation

Our exploration and evaluation costs increased by $387 over the comparative three-month period, rising from $383 for the three months ended September 30, 2021 to $770 for the three months ended September 30, 2022, and by $960 over the comparative nine-month period, rising from $1,307 for the nine months ended September 30, 2021 to $2,267 for nine months ended September 30, 2022. These increases were largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement. See Note 4 to the Condensed Consolidated Financial Statements for a more complete discussion of this Cost Share Agreement.

Corporate administration

Our corporate administrative costs increased by $96 over the comparative three-month period rising from $829 for the three months ended September 30, 2021 to $925 for the three months ended September 30, 2022, and by $1,895 over the comparative nine-month period rising from $2,177 for nine months ended September 30, 2021 to $4,072 for nine months ended September 30, 2022. This increase over the nine-month comparative period was largely driven by an increase in our stock-based compensation of $1,420 and our accrual for Mr. Scott’s severance payment of $242 during the nine months ended September 30, 2022.

Interest Income

For the three and nine months ended September 30, 2022, the Company generated interest income of $78 and $100, respectively, from investments of the remaining net proceeds from its December 2021 rights offering.  During the comparative three and nine months ended September 30, 2021, there were no such proceeds available for investment.

Accretion expense

The Company’s accretion expense increased by $51 over the comparative three-month period, rising from $20 for the three months ended September 30, 2021 to $71 for the three months ended September 30, 2022, and by $153 over the comparative nine-month period, rising from $60 for the nine months ended September 30, 2021 to $213 for the nine months ended September 30, 2022. This accretion expense is related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 or greater than $1,850 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 7 to the Condensed Consolidated Financial Statements for a more complete discussion of the repurchase option.

Cash Flows, Financial Position, Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $6,142 for the nine months ended September 30, 2022, compared with $2,269 for the same period in 2021. This increase of $3,873 was mostly driven by an increase in prepaid expenses of $1,565 related to the Company’s prepayment of funds to General Atomics under the Cost Share Agreement, a decrease in accounts payable and accrued liabilities of $865 largely stemming from the payment of a $712 amount owing to General Atomics, a related party, and an overall increase in the Company’s expenses paid for work on the Demonstration Plant.

Financial Position, Liquidity and Capital Resources

At September 30, 2022, we had a working capital balance of $20,039 which represented a decrease of $3,846 from our December 31, 2021 working capital balance of $23,885. This decrease was largely the result of amounts paid by the Company during the nine months ended September 30, 2022 under the Cost Share Agreement.

Inclusive of amounts already advanced, the Company’s share of the total cost under the Cost Share Agreement are expected to equal or exceed $22,000 over the life of the Demonstration Plant project. As a result, the Company will not have sufficient funds to progress with longer-term activities, including feasibility studies, permitting, development and construction related to the Bear Lodge REE Project. Therefore, the achievement of these longer-term activities will be dependent upon additional financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. There is no assurance, however, that the Company will be successful in completing any such financings or other transactions. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, it may need to suspend its operational plans or potentially liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

During the nine months ended September 30, 2022, the Company entered into an amendment to its employment agreement with Randall J. Scott, the Company’s former Chief Executive Officer. See Note 7 to the condensed consolidated financial statements for the period ended September 30, 2022 for a complete discussion.

During the nine months ended September 30, 2022, General Atomics and the DoE agreed to a contract modification regarding certain decision points in the Demonstration Plant project’s timeline. See Note 1 to the condensed consolidated financial statements for the period ended September 30, 2022 for a complete discussion

There were no other material changes to the contractual obligations disclosed in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the nine months ended September 30, 2022 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2022, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+	Rare Element Resources Ltd. 2022 Equity Incentive Plan
10.2*

Employment Agreement, dated as of October 17, 2022 and effective as of November 1, 2022, by and between Rare Element Resources Inc. and Brent Berg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 19, 2022)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document

Exhibit Number	Description
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+	Filed herewith.
++	Furnished herewith.

*Indicated a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Brent D. Berg
Brent D. Berg
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2022

By:	/s/ Wayne Rich
Wayne Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2022