Form 10-Q
period 2023-03-31
RARE ELEMENT RESOURCES LTD
filed 2023-05-10
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of May 9, 2023:212,613,451.

i

ii

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “Rare Element,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., our predecessors, and consolidated subsidiaries, or any one or more of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and our overall strategy;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s (as defined below) expected costs of construction and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our ability to obtain additional financing arrangements or strategic alternatives;
●	our ability to finalize and receive the Wyoming Energy Authority grant for the Demonstration Plant;
●	progress in developing our Demonstration Plant, the timing of that progress, and prospects for completing and operating the Demonstration Plant;
●	our ability to achieve the full amount of funding support from the Department of Energy (“DOE”) through the remainder of the Demonstration Plant project;
●	our ability to complete and operate the Demonstration Plant within the approved budget, and the timing for operating the Demonstration Plant;
●	the source, quality, costs, and timing of securing materials, equipment, supplies, and resources, including human resources, for the construction and operation of the Demonstration Plant;
●	the attributes of plans for our projects or other interests, operations, or rights;
●	plans and strategies following the completion of operations of the Demonstration Plant; and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits, licenses, and approvals.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	the significant influence of our majority shareholder, Synchron, on our major corporate decisions;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of supply and demand and their effect on prices for rare earth products;

●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	development risks, operational hazards, and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including those caused by supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our Projects and strategies;
●	our ability to attract and retain key personnel;
●	inflation affecting our business including the costs of our Demonstration Plant and other projects;
●	impact of external financial sector factors including the security of our bank and investment account deposits;
●	risks and uncertainties inherent in management estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	our ability to complete planned financing and other transactions;
●	risks related to pandemics, epidemics, or other disease outbreaks, including the impact of COVID-19 on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts such as the Russia/Ukraine war;
●	information technology system disruptions, damage or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our stock trading on the OTCQB Venture Marketplace;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K for the year ended December 31, 2022. The reports and documents filed by us with the SEC are available at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$13,992	$15,523
Due from related party (Note 4)	86	174
Prepaid to related party (Note 4)	1,866	2,142
Prepaid expenses and other	160	140
Total Current Assets	16,104	17,979

Equipment, net	15	15
Right of use asset (Note 5)	248	273
Investment in land (Note 7)	600	600
Total Assets	$16,967	$18,867

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$329	$227
Lease liability, current (Note 5)	124	124
Total Current Liabilities	453	351

Reclamation obligation	132	132
Lease liability, long-term (Note 5)	146	168
Repurchase option (Note 7)	1,351	1,281
Total Liabilities	2,082	1,932

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at March 31, 2023 and December 31, 2022 of 212,515,951	136,906	136,906
Additional paid in capital	28,845	28,673
Accumulated deficit	(150,866)	(148,644)
Total Shareholders’ Equity	14,885	16,935

Total Liabilities and Shareholders’ Equity	$16,967	$18,867

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(1,510)	$(630)
Corporate administration	(742)	(1,470)
Depreciation and amortization	(25)	(26)
Total operating expenses	(2,277)	(2,126)

Non-operating income (expense):
Interest income	122	1
Accretion expense	(71)	(71)
Interest expense	(8)	—
Gain on sale of equipment	12	—
Total non-operating income (expense)	55	(70)

Net loss	$(2,222)	$(2,196)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	212,515,951	212,466,889

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,222)	$(2,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1
Accretion expense	71	71
Right of use asset amortization	25	25
Lease liability	(22)	(20)
Stock-based compensation	172	995
Repurchase Option	—	(25)
	(1,976)	(1,149)

Changes in working capital:
Due from related party	88	(241)
Prepaid expenses and other	242	(1,249)
Accounts payable and accrued liabilities	103	(842)
Net cash used in operating activities	(1,543)	(3,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	12	—
Net cash provided by investing activities	12	—

Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(1,531)	(3,481)
Cash and cash equivalents - beginning of the period	15,523	24,947
Cash and cash equivalents - end of the period	$13,992	$21,466

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	212,466,889	$136,906	$25,753	$(139,218)	$23,441
Stock-based compensation	—	—	995	—	995
Net loss	—	—	—	(2,196)	(2,196)
Balance, March 31, 2022	212,466,889	$136,906	$26,748	$(141,414)	$22,240

Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(2,222)	(2,222)
Balance, March 31, 2023	212,515,951	$136,906	$28,845	$(150,866)	$14,885

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The Company is currently focused on the advancement of a rare earth processing and separation demonstration-scale plant (the “Demonstration Plant”) project. In January 2021, a consortium of companies, of which the Company is a part, received notice from the Department of Energy (“DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing demonstration plant utilizing proprietary technology to produce commercial-grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE funding is in the amount of $21,900 and represents approximately one-half of the total estimated costs for the Demonstration Plant. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project.

To address the Company’s funding needs, during December 2021, the Company completed a rights offering for gross proceeds of approximately $25,400. The Company is using the net proceeds from the rights offering for the permitting, licensing, engineering, construction, and operation of the Demonstration Plant near the Company’s Bear Lodge REE Project. The previously noted $21,900 financial award from the DoE is expected to fund approximately one-half of the expected total cost of the Demonstration Plant, with the balance of the required funding being provided by the Company utilizing the proceeds from the rights offering and the previously announced $4,400 grant from the Wyoming Energy Authority (“WEA”). To the extent that inflationary pressures would cause the Demonstration Plant’s total cost to exceed its initial estimate of $43,800, the Company and the DOE’s responsibility for funding any amounts in excess of the $43,800 would have to be further considered and determined.

During 2022 and through the first quarter of 2023, the Company continued its work on the Demonstration Plant project. This work is expected to continue over the remainder of 2023 and through the Demonstration Plant project’s expected completion date in the early part of 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DOE’s first go/no-go decision point. The completion of this milestone was a gating event for the DOE’s continued funding of the Demonstration Plant as provided for in the 2021 award grant.  Future gating milestones include the DOE National Environmental Policy Act of 1969 (NEPA) review following the completion of the Nuclear Regulatory Commission licensing in the second half of 2023 and the completion of the Demonstration Plant’s construction in the second half of 2024. Operations to process and separate the REE from the stockpiled sample materials are expected to follow the completion of the Demonstration Plant’s construction for an additional eight-to-10-month period.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Even with the completion of the 2021 rights offering and expected receipt of the WEA grant monies, the Company will not have sufficient funds to progress other activities, including with respect to any potential additional costs that the Company may be asked to fund on the Demonstration Plant due to inflationary cost increases, as well as any feasibility studies, permitting, licensing, development, and construction related to the Bear Lodge REE Project. Therefore, the achievement of these other activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, grants, or sales of various assets.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of March 31, 2023, the Company had cash and cash equivalents of $13,992 and our cash used in operations during the three months ended March 31, 2023 was $1,543, of which approximately $1,000 was used for the payment of costs associated with the Demonstration Plant project, while the remainder was used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties and mining claims.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2022, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of March 31, 2023, and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the three months ended March 31, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2023 and December 31, 2022 are presented in the following table:

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Fair value at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,855	$3,855	$—	$—
U.S. Treasury note	9,977	9,977	—	—

Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,216	$5,216	$—	$—
U.S. Treasury bills	9,961	9,961	—	—

Money market funds and U.S. Treasury notes are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at March 31, 2023 and December 31, 2022.

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

Pursuant to the terms of the Cost Share Agreement, the Company has made payments to General Atomics, as leader of the consortium, totaling $7,700 through March 31, 2023, for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes transactions under the Cost Share Agreement during the three months ended March 31, 2023:

Balance of funds paid under the Cost Share Agreement at December 31, 2022	$6,700
Funds transferred to General Atomics during the quarter ended March 31, 2023	1,000
Company's share of Demonstration Plant project costs incurred through March 31, 2023	(5,834)
Balance of funds remaining on deposit as a prepaid expense with General Atomics at March 31, 2023	$1,866

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement during the three months ended March 31, 2023:

Balance of receivables due from General Atomics at December 31, 2022	$174
Reimbursable costs incurred by the Company during the quarter ended March 31, 2023	125
Reimbursements received from General Atomics during the quarter ended March 31, 2023	(213)
Balance of receivables due from General Atomics at March 31, 2023	$86

During April 2023, the Company received $32 from General Atomics for amounts owing under the Cost Share Agreement at March 31, 2023.

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

Effective September 21, 2021, the Company entered into a lease agreement for real property including land and buildings in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewals at the option of the Company. During June 2022, the lease was renewed, extending the termination date to September 30, 2023. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The lease agreement does not include variable lease payments, nor does it contain residual value guarantees or restrictive covenants.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Total future lease payments as of March 31, 2023 are as follows:

Remainder of 2023	$93
2024	124
2025	93
Total lease payments	310
Less interest	(40)
Present value of lease payments	$270

For the three months ended March 31, 2023, $22 was included in operating cash flows for amounts paid for operating leases.

As of March 31, 2023 the weighted average lease term for the Company’s one operating lease was 2.50 years (including renewal options) and the weighted average discount rate was estimated at 12%.

6. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of March 31, 2023, the Company had 3,910,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,270,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The significant assumptions used to estimate the fair value of the 1,020,000 and 1,830,000 stock options awards granted during the three months ended March 31, 2023 and 2022, respectively. were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	1.54%	1.71%
Expected volatility	123%	135-144%
Expected dividend yield	Nil	Nil
Expected term in years	8	8

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes our stock option activity for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,160,000	$1.26	2,180,000	$1.18
Granted	1,020,000	$0.38	1,830,000	$1.40
Outstanding, end of period	5,180,000	$1.08	4,010,000	$1.28

Exercisable, end of period	3,826,250	$1.31	1,752,500	$0.92
Non-vested, end of period	1,353,750	$0.44	2,257,500	$1.56

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of March 31, 2023:

		Weighted
		Average
		Remaining
As of March 31, 2023:	Intrinsic Value	Life (Years)
Stock options outstanding	$110	7.2
Stock options exercisable	$110	6.3
Stock options non-vested	$—	9.7

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended March 31, 2023 and 2022, the Company recognized compensation expense related to stock option awards of $172 and $995, respectively. As of March 31, 2023, there was approximately $359 of total unrecognized compensation cost related to the 1,353,750 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately one year.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $0.35.

7. COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Potential environmental contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are regularly changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2023, has been prepared based on information available to us as of May 10, 2023. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2022, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus has been and continues to be the engineering, permitting, licensing, construction and operation of a demonstration-scale REE processing and separation plant (the “Demonstration Plant”) at the planned location in Upton, Wyoming.  If successful, this Demonstration Plant will show that our propriety extraction technology is able to process and separate certain REEs from sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional processing methods and will serve as a precursor to inform the design and estimated cost for a future full-scale production facility.

During 2023, the Company, along with the other consortium members, continued their work on the Demonstration Plant, and this work is expected to continue through the project’s expected completion date in the early part of 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the project as provided for in the 2021 award grant.  Future gating milestones include the expected completion of permitting activities in the second half of 2023 and the completion of the Demonstration Plant’s construction thereafter. Operations to process and separate the REE from the stockpiled sample are expected to follow the completion of the Demonstration Plant’s construction for an additional eight-to-10-month period.

In November 2022, the Company received notice that it had been awarded a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with the funds remaining from the Company’s December 2021 rights offering, will be used to fund the Company’s fifty percent (50%) share of the Demonstration Plant’s total expected cost of approximately $43,800 with the other fifty percent of the funding coming from the DoE. Through March 31, 2023, the Company had paid a total of $7,700 toward its share of the expected cost of the Demonstration Plant (see Note 4 to our Consolidated Financial Statements for a more complete discussion). To the extent that inflationary pressures would cause the Demonstration Plant’s total cost to exceed its initial estimate of approximately $43,800, the Company and the DOE’s responsibility for funding any amounts in excess of the $43,800 would have to be further considered and determined.

The Company will not have sufficient funds to progress its development activities beyond the Demonstration Plant, including with respect to feasibility studies, permitting, and licensing, and development and construction related to its Bear Lodge REE Project. Therefore, the achievement of these other activities will be dependent upon securing additional funds through financings, off-take agreements, joint ventures, strategic transactions, grants, or sales of non-core assets. There is no assurance, however, that the Company will be successful in completing any such other financings or transactions. Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction in a timely manner, it may need to suspend its operational plans or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for an expedited 100-day review to address the strengthening of America’s supply chains, specifically requiring the Department of Defense (“DOD”) to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. The 100-day review led to another Executive Order on June 8, 2021, calling for an investment in sustainable domestic and international production and processing of critical minerals, including a recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. In February 2023, a Presidential Waiver of Statutory Requirements Pursuant to Section 303 of the Defense Production Act of 1950, as amended, on DOD Supply Chains Resilience was declared to avert shortfalls in critical DOD supply chains that would severely impair national defense capability, specifically for defense organic industrial base supply chains critical to the DOD and critical supply chains for electronics, kinetic capabilities, castings and forgings, minerals and materials, and power and energy storage. The Company monitors and participates in these initiatives as they are critical to the production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, consumer electronics, and oil refining equipment.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2023 was $2,222, or $0.01 per share, compared with our consolidated net loss of $2,196, or $0.01 per share, for the same period in 2022. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and evaluation

Our exploration and evaluation costs totaled $1,510 for the three months ended March 31, 2023, compared with $630 for the same period in 2022. This increase of $880 was largely attributable to the activities associated with our Demonstration Plant as work progressed under the Cost Share Agreement. See Note 4 to the Consolidated Financial Statements for a more complete discussion of this Cost Share Agreement.

Corporate administration

Our corporate administration costs decreased to $742 for the three months ended March 31, 2023, compared with $1,470 for the same period in 2022. This decrease of $728 over the comparative period was driven by a decrease in our stock-based compensation of $823.

Interest Income

For the three months ended March 31, 2023 and 2022, the Company generated interest income of $122 and $1, respectively, from investments of the remaining proceeds from its December 2021 rights offering.  This increase of $121 was primarily the result of the substantially higher short-term interest rates that existed during the quarter ended March 31, 2023, partially offset by the lower average cash balances available for investment during the quarter ended March 31, 2023.

Accretion expense

For the three months ended March 31, 2023 and 2022, we recorded accretion expense of $71 each period related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 or greater than $1,850 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 7 to the Consolidated Financial Statements for a more complete discussion of the repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $1,543 for the three months ended March 31, 2023, compared with $3,481 for the same period in 2022. This decrease of $1,938 was mostly driven by a decrease of $1,700 in amounts advanced by the Company to General Atomics, as leader of the consortium, under the Cost Share Agreement for work on the Demonstration Plant.

Investing Activities

Net cash provided by investing activities of $12 for the three months ended March 31, 2023 resulted from the sale of non-essential equipment.  There were no similar transactions during the three months ended March 31, 2022.

Financial Position, Liquidity and Capital Resources

At March 31, 2023, we had a working capital balance of $15,651 which represented a decrease of $1,977 from our December 31, 2022 working capital balance of $17,628. This decrease was largely the result of amounts paid by the Company during the three months ended March 31, 2023 under the Cost Share Agreement and for the payment of other ongoing expenses.

In November 2022, the Company received notice that it had been awarded a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. The WEA grant is a cost-reimbursement award that will be available to the Company for the reimbursement of future Demonstration Plant expenses. At March 31, 2023, the terms of this grant were still being finalized by the WEA pursuant to a funding or similar agreement and no amount of the $4,400 award had been received by the Company.  Depending on the award’s final terms and conditions, the Company may be able to claim a portion of the $4,400 grant during 2023. No amounts related to this grant have been included in the Company’s March 31, 2023 financial statements.

Inclusive of amounts already advanced of $7,700 through March 31, 2023, the Company’s share of the total costs under the Cost Share Agreement are expected to equal or exceed $22,000 over the life of the Demonstration Plant project. As a result, the Company will not have sufficient funds to progress with its other activities, including with respect to feasibility studies, permitting, development and construction related to the Bear Lodge REE Project, even after taking into account the expected receipt of the $4,400 in WEA grant monies. Therefore, the achievement of these other activities will be dependent upon additional financings, off-take agreements, joint ventures, strategic transactions, grants, or sales of various assets. There can be no assurance, however, that the Company will be successful in completing any such financings or other transactions. Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction in a timely manner, it may need to suspend its operational plans or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2023 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element Resources.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2023, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+*	Letter Agreement Amendment, dated as of February 3, 2023, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+	Filed herewith.
++	Furnished herewith.

*Indicated a management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Brent D. Berg
Brent D. Berg
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2023

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2023