Form 10-Q
period 2023-06-30
RARE ELEMENT RESOURCES LTD
filed 2023-08-09
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of August 4, 2023: 212,741,749.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and our overall strategy;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s (as defined below) expected costs of construction, operations, decommissioning, and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our ability to obtain additional financing arrangements or strategic alternatives;
●	progress in developing our Demonstration Plant, the timing of that progress, and prospects for completing, commissioning, operating, and decommissioning the Demonstration Plant;
●	our ability to achieve the full amount of funding from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our ability to receive the full amount of funding support from the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to complete and operate the Demonstration Plant to meet project objectives within the approved budget, and the timing for operating the Demonstration Plant;
●	our ability to progress the Demonstration Plant through the remaining DoE go/no-go decision points;
●	the source, quality, costs, and timing of securing materials, equipment, supplies, and resources, including human resources, for the construction and operation of the Demonstration Plant;
●	the attributes of plans for our projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the advancement of the Bear Lodge REE Project (as defined below); and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits, licenses, and approvals.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	the significant influence of our majority shareholder, Synchron, on our major corporate decisions;

●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with plans for a potential commercial-scale production facility;
●	the uncertain nature of supply and demand and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	development risks, operational hazards, and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including those caused by supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Demonstration Plant and other projects;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation affecting our business including the costs and ability to complete the Demonstration Plant construction, operations and decommissioning, and other projects;
●	impact of external financial sector factors including the security of our bank and investment account deposits;
●	risks and uncertainties inherent in management estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	our ability to complete planned financings and other transactions;
●	risks related to pandemics, epidemics, or other disease outbreaks, including the impact of COVID-19 on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts such as the Russia/Ukraine war;
●	information technology system disruptions, damage or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	the impact of foreign and domestic government actions impacting the supply of rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our stock trading on the OTCQB Venture Marketplace;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022; and
●	other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$11,454	$15,523
Due from related party (Note 4)	278	174
Prepaid to related party (Note 4)	1,631	2,142
Prepaid expenses and other	143	140
Total Current Assets	13,506	17,979

Equipment, net	31	15
Right of use asset (Note 5)	223	273
Investment in land (Note 7)	600	600
Total Assets	$14,360	$18,867

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$253	$227
Lease liability, current (Note 5)	124	124
Total Current Liabilities	377	351

Reclamation obligation	132	132
Lease liability, long-term (Note 5)	122	168
Repurchase option (Note 7)	1,422	1,281
Total Liabilities	2,053	1,932

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at June 30, 2023 and December 31, 2022 of 212,613,451 and 212,515,951, respectively	136,913	136,906
Additional paid in capital	29,004	28,673
Accumulated deficit	(153,610)	(148,644)
Total Shareholders’ Equity	12,307	16,935

Total Liabilities and Shareholders’ Equity	$14,360	$18,867

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(2,165)	$(867)	$(3,675)	$(1,497)
Corporate administration	(613)	(1,677)	(1,355)	(3,147)
Depreciation and amortization	(26)	(24)	(51)	(50)
Total operating expenses	(2,804)	(2,568)	(5,081)	(4,694)

Non-operating income (expense):
Interest income	139	21	261	22
Accretion expense	(71)	(71)	(142)	(142)
Interest expense	(8)	(8)	(16)	(8)
Gain on sale of equipment	—	—	12	—
Total non-operating income (expense)	60	(58)	115	(128)

Net loss	$(2,744)	$(2,626)	$(4,966)	$(4,822)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	212,607,895	212,466,889	212,561,923	212,466,889

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,966)	$(4,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Accretion expense	142	142
Right of use asset amortization	50	49
Lease liability	(46)	(41)
Stock-based compensation	331	2,028
Other	(14)	(49)
	(4,502)	(2,692)

Changes in working capital:
Due from related party	407	(545)
Prepaid expenses and other	(3)	(67)
Accounts payable and accrued liabilities	26	(665)
Net cash used in operating activities	(4,072)	(3,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	12	—
Purchase of equipment	(16)	—
Net cash used in investing activities	(4)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	7	—
Net cash provided by financing activities	7	—

Net change in cash and cash equivalents	(4,069)	(3,969)
Cash and cash equivalents - beginning of the period	15,523	24,947
Cash and cash equivalents - end of the period	$11,454	$20,978

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2022	212,466,889	$136,906	$26,748	$(141,414)	$22,240
Stock-based compensation	—	—	1,033	—	1,033
Net loss	—	—	—	(2,626)	(2,626)
Balance, June 30, 2022	212,466,889	$136,906	$27,781	$(144,040)	$20,647

Balance, March 31, 2023	212,515,951	136,906	28,845	(150,866)	14,885
Stock option exercises	100,000	7	—	—	7
Stock-based compensation	—	—	159	—	159
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(2,744)	(2,744)
Balance, June 30, 2023	212,613,451	$136,913	$29,004	$(153,610)	$12,307

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	212,466,889	$136,906	$25,753	$(139,218)	$23,441
Stock-based compensation	—	—	2,028	—	2,028
Net loss	—	—	—	(4,822)	(4,822)
Balance, June 30, 2022	212,466,889	$136,906	$27,781	$(144,040)	$20,647

Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock option exercises	100,000	7	—	—	7
Stock-based compensation	—	—	331	—	331
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(4,966)	(4,966)
Balance, June 30, 2023	212,613,451	$136,913	$29,004	$(153,610)	$12,307

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

To address the Company’s funding needs, during December 2021, the Company completed a rights offering for gross proceeds of approximately $25,400. The Company is using the net proceeds from the rights offering primarily for the permitting, licensing, engineering, construction, and operation of the Demonstration Plant near the Company’s Bear Lodge REE Project. The previously noted $21,900 financial award from the DoE is expected to fund approximately one-half of the expected total cost of the Demonstration Plant, with the balance of the required funding being provided by the Company utilizing the proceeds from the rights offering and the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed more fully in Note 7. To the extent that inflationary pressures would cause the Demonstration Plant’s total cost to exceed its initial estimate of $43,800, the Company and the DoE’s responsibility for funding any amounts in excess of the $43,800 would have to be further considered and determined.

During 2022 and through the first half of 2023, the Company continued its work on the Demonstration Plant project. This work is expected to continue over the remainder of 2023 and through the Demonstration Plant project’s expected completion date in the early part of 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the Demonstration Plant as provided for in the 2021 award grant. Future gating milestones include the DoE National Environmental Policy Act of 1969 (NEPA) review, which is expected in the second half of 2023, and the approval to proceed with the Demonstration Plant’s construction, which is scheduled to follow shortly thereafter. Construction will commence thereafter and is expected to be complete in mid-2024. Operations to process and separate the REE from the stockpiled sample materials are expected to follow the completion of the Demonstration Plant’s construction for an additional eight-to-ten-month period.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Even with the completion of the 2021 rights offering and expected receipt of the WEA grant monies, the Company will not have sufficient funds to progress other activities, including with respect to (i) any potential additional costs that the Company may be asked to fund on the Demonstration Plant due to inflationary cost increases, and (ii) funds for any feasibility studies, permitting, licensing, development, and construction related to the Bear Lodge REE Project. Therefore, the achievement of these other activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, grants, or sales of various assets.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of June 30, 2023, the Company had cash and cash equivalents of $11,454, and our cash used in operations during the six months ended June 30, 2023 was $4,072, of which approximately $3,000 was used for the payment of costs associated with the Demonstration Plant project, while the remainder was used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties and mining claims.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2022, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of June 30, 2023, and the results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the three and six months ended June 30, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2023 and December 31, 2022 are presented in the following table:

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Fair value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,176	$6,176	$—	$—
U.S. Treasury bills	4,964	4,964	—	—

Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,216	$5,216	$—	$—
U.S. Treasury bills	9,961	9,961	—	—

Money market funds and U.S. Treasury bills are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at June 30, 2023 and December 31, 2022.

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder), and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. The DoE’s share of the Demonstration Plant project funding is $21,900 and represents approximately one-half of the total estimated costs for the project. The Demonstration Plant is planned to process already stockpiled high-grade sample materials from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provides that up to approximately $43,800 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant near the Bear Lodge REE Project in Upton, Wyoming.

Pursuant to the terms of the Cost Share Agreement, the Company has made payments to General Atomics, as leader of the consortium, totaling $9,700 through June 30, 2023, for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes transactions under the Cost Share Agreement during the six months ended June 30, 2023:

Balance of funds paid under the Cost Share Agreement at December 31, 2022	$6,700
Funds transferred to General Atomics during the six months ended June 30, 2023	3,000
Company's share of Demonstration Plant project costs incurred through June 30, 2023	(8,069)
Balance of funds remaining on deposit as a prepaid expense with General Atomics at June 30, 2023	$1,631

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement during the six months ended June 30, 2023:

Balance of receivables due from General Atomics at December 31, 2022	$174
Reimbursable costs incurred by the Company during the six months ended June 30, 2023	571
Reimbursements received from General Atomics during the six months ended June 30, 2023	(467)
Balance of receivables due from General Atomics at June 30, 2023	$278

In July 2023, the Company received $68 from General Atomics for amounts owing under the Cost Share Agreement at June 30, 2023.

5. LEASES

The Company accounts for leases in accordance with ASC 842 – Leases. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. The amounts recognized reflect the present value of the remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement in determining the present value of lease payments.

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Effective September 21, 2021, the Company entered into a lease agreement for real property including land and buildings in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewals at the option of the Company. In June 2023, the lease was renewed, extending the termination date to September 30, 2024. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The lease agreement does not include variable lease payments, nor does it contain residual value guarantees or restrictive covenants. For purposes of the following table, payments under the lease are assumed to run through September 30, 2025, the end of the lease renewal period most closely following the completion of Demonstration Plant operations.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Total future lease payments as of June 30, 2023 are as follows:

Remainder of 2023	$62
2024	124
2025	93
Total lease payments	279
Less interest	(33)
Present value of lease payments	$246

For the six months ended June 30, 2023, $46 was included in operating cash flows for amounts paid for operating leases.

As of June 30, 2023 the weighted average lease term for the Company’s one operating lease was 2.25 years (including renewal options) and the weighted average discount rate was estimated at 12%.

6. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of June 30, 2023, the Company had 3,810,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,270,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The significant assumptions used to estimate the fair value of the 1,020,000 and 1,830,000 stock options awards granted during the six months ended June 30, 2023 and 2022, respectively, were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	1.54%	1.71%
Expected volatility	123%	135-144%
Expected dividend yield	Nil	Nil
Expected term in years	8	8

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes our stock option activity for each of the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,160,000	$1.26	2,180,000	$1.18
Granted	1,020,000	$0.38	1,830,000	$1.40
Exercised	(100,000)	$0.07	—	$—
Outstanding, end of period	5,080,000	$1.10	4,010,000	$1.28

Exercisable, end of period	3,726,250	$1.34	1,752,500	$0.92
Non-vested, end of period	1,353,750	$0.44	2,257,500	$1.56

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of June 30, 2023:

		Weighted
		Average
		Remaining
As of June 30, 2023:	Intrinsic Value	Life (Years)
Stock options outstanding	$110	7.0
Stock options exercisable	$110	6.2
Stock options non-vested	$—	9.4

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended June 30, 2023 and 2022, the Company recognized compensation expense related to stock option awards of $159 and $1,033, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized compensation expense related to stock option awards of $331 and $2,028, respectively. As of June 30, 2023, there was approximately $198 of total unrecognized compensation cost related to the 1,353,750 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately one year.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $0.35.

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

June 30, 2023

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

Wyoming Energy Authority grant

In June 2023, the Company, and the Wyoming Energy Authority (the “WEA”) entered into a Funding Agreement (the “Funding Agreement”) pursuant to which the WEA agreed to fund, subject to certain conditions, a $4,400 grant to the Company, the proceeds of which are to be used for the Demonstration Plant. Pursuant to the Funding Agreement, the grant will be paid upon the WEA’s receipt of invoices from the Company detailing its actual expenses relating to the Demonstration Plant (half of which funds will be allocated to two milestone periods during the development process), minus a 10% (or $440) retainer, the payment of which is conditioned upon the WEA’s receipt following the commencement of the Demonstration Plant’s operations of an invoice and the Company’s final executive summary report in a form to be approved by the WEA. Pursuant to the Funding Agreement, the funding for the Demonstration Plant will be provided to the WEA from the Energy Resources Council (the “ERC”) and is further conditioned upon the availability of government funds that are appropriated or allocated for the payment of the grant and which may be limited for any reason, including congressional, legislative, gubernatorial, or administration action.

The Funding Agreement will terminate when the funding has been fully disbursed, but no later than December 31, 2025, unless terminated sooner by either party in accordance with the terms of the Funding Agreement. The Funding Agreement may be terminated by either party if the WEA does not receive the requested funding from the ERC, if the grant funds are not allocated or available for the continued performance of the Funding Agreement, or by the WEA immediately for cause if the Company fails to perform in accordance with the terms of the Funding Agreement.

As of June 30, 2023, no funds had been received by the Company under the WEA grant, and no amounts related to the grant have been included in the Company’s financial statements.  Any future recognition of this grant in the Company’s financial statements will occur with the achievement of the grant’s milestones.

8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2023, has been prepared based on information available to us as of August 9, 2023. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2022, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus has been and continues to be the engineering, permitting, licensing, construction, and operation of a demonstration-scale REE processing and separation plant (the “Demonstration Plant”) at the planned location in Upton, Wyoming.  If successful, this Demonstration Plant will show that our propriety extraction technology is able to process and separate certain REEs from sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional processing methods and will serve as a precursor to inform the design and estimated cost for a future full-scale production facility.

During 2023, the Company, along with the other consortium members, continued their work on the Demonstration Plant, and this work is expected to continue through the project’s expected completion date in the early part of 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the project as provided for in the 2021 award grant.  Future gating milestones include the expected completion of permitting activities in the second half of 2023 and the completion of the Demonstration Plant’s construction thereafter. Operations to process and separate the REE from the stockpiled sample are expected to follow the completion of the Demonstration Plant’s construction for an additional eight-to-ten-month period.

In June 2023, the Company entered into the Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with the funds remaining from the Company’s December 2021 rights offering, will be used to fund the Company’s fifty percent (50%) share of the Demonstration Plant’s budgeted cost of approximately $43,800 with the other fifty percent of the funding coming from the DoE. Through June 30, 2023, the Company had paid a total of $9,700 toward its share of the expected cost of the Demonstration Plant (see Note 4 to our Consolidated Financial Statements for a more complete discussion). To the extent that inflationary pressures would cause the Demonstration Plant’s total cost to exceed its initial estimate of approximately $43,800, the Company and the DoE’s responsibility for funding any amounts in excess of the $43,800 would have to be further considered and determined.

The Company will not have sufficient funds to progress its development activities beyond the Demonstration Plant, including with respect to feasibility studies, permitting, and licensing, and development and construction related to its Bear Lodge REE Project. Therefore, the achievement of these other activities will be dependent upon securing additional funds through financings, off-take agreements, joint ventures, strategic transactions, grants, or sales of non-core assets. There can be no assurance, however, that the Company will be successful in completing any such other financings or transactions. Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction in a timely manner, we may need to suspend our operational plans or potentially liquidate our business interests, and investors may lose all or part of their investment.

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

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths. In February 2021, a Presidential Executive Order called for an expedited 100-day review to address the strengthening of America’s supply chains, specifically requiring the Department of Defense (“DoD”) to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. The 100-day review led to another Executive Order on June 8, 2021, calling for an investment in sustainable domestic and international production and processing of critical minerals, including a recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. In February 2023, a Presidential Waiver of Statutory Requirements Pursuant to Section 303 of the Defense Production Act of 1950, as amended, on DoD Supply Chains Resilience was declared to avert shortfalls in critical DoD supply chains that would severely impair national defense capability, specifically for defense organic industrial base supply chains critical to the DoD and critical supply chains for electronics, kinetic capabilities, castings and forgings, minerals and materials, and power and energy storage. The Company monitors and participates in these initiatives as they are critical to the production of rare earth magnets to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, consumer electronics, and oil refining equipment.

Results of Operations

Summary

For the three-and six-month periods ended June 30, 2023, we experienced net losses of $2,744 ($0.01 per share) and $4,966 ($0.02 per share), respectively, compared with net losses of $2,626 ($0.01 per share) and 4,822 ($0.02 per share) for the three-and six-month periods ended June 30, 2022, respectively. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and evaluation

Our exploration and evaluation costs increased by $1,298 over the comparative three-month period, rising from $867 for the three months ended June 30, 2022 to $2,165 for the three months ended June 30, 2023, and by $2,178 over the comparative six-month period, rising from $1,497 for the six months ended June 30, 2022 to $3,675 for the six months ended June 30, 2023. These increases were largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement. See Note 4 to the Consolidated Financial Statements for a more complete discussion of this Cost Share Agreement.

Corporate administration

Our corporate administrative costs decreased by $1,064 over the comparative three-month period, falling from $1,677 for the three months ended June 30, 2022 to $613 for the three months ended June 30, 2023, and by $1,792 over the comparative six-month period, falling from $3,147 for the six months ended June 30, 2022 to $1,355 for the six months ended June 30, 2023. These decreases were largely driven by the decreases in our stock-based compensation of $874 and $1,697 over the comparative three and six-month periods, respectively.

Interest Income

For the three months ended June 30, 2023 and 2022, the Company generated interest income of $139 and $21, respectively, and $261 and $22 for the six months ended June 30, 2023 and 2022, respectively, from investments of the remaining proceeds from its December 2021 rights offering.  These increases from period-to-period were primarily the result of the substantially higher short-term interest rates that existed during 2023, partially offset by the lower average cash balances available for investment during the three- and six- month periods ended June 30, 2023.

Accretion expense

We recorded accretion expense of $71 for each of the three months ended June 30, 2023 and 2022 and $142 for each of the six months ended June 30, 2023 and 2022,  in each case related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 nor greater than $1,850 in the form of cash, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 7 to the Consolidated Financial Statements for a more complete discussion of the repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was mostly unchanged for the comparative six-month periods, rising to $4,072 for the six months ended June 30, 2023 from $3,969 for the six months ended June 30, 2022 for a change of $103. This change was largely driven by the increase in exploration and evaluation spending of $2,178 partially offset by working capital reductions of $1,707.

Investing Activities

Net cash used in investing activities of $4 for the six months ended June 30, 2023 resulted from a $12 sale of non-essential equipment, offset by a $16 purchase of equipment.  There were no similar transactions during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities of $7 for the six months ended June 30, 2023 stemmed from the exercise of 100,000 stock options.  There were no similar transactions during the six months ended June 30, 2022.

Financial Position, Liquidity and Capital Resources

At June 30, 2023, we had a working capital balance of $13,129, which represented a decrease of $4,499 from our December 31, 2022 working capital balance of $17,628. This decrease was largely the result of amounts paid by the Company during the six months ended June 30, 2023 under the Cost Share Agreement and for the payment of other ongoing expenses.

In June 2023, the Company entered into the Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. The WEA grant is a cost-reimbursement award that will be available to the Company for the reimbursement of future Demonstration Plant expenses. As of June 30, 2023, no amount of the $4,400 award had been received by the Company and no amounts related to this grant have been included in the Company’s June 30, 2023 financial statements. The Company may be able to claim a portion of the $4,400 grant during the latter half of 2023 as discussed more fully in Note 7.

Inclusive of amounts already advanced of $9,700 through June 30, 2023, the Company’s share of the total costs under the Cost Share Agreement are expected to equal or exceed $22,000 over the life of the Demonstration Plant project. As a result, the Company will not have sufficient funds to progress its other activities, including with respect to feasibility studies, permitting, development and construction related to the Bear Lodge REE Project, even after taking into account the expected receipt of the $4,400 in WEA grant monies. Therefore, the achievement of these other activities will be dependent upon additional financings, off-take agreements, joint ventures, strategic transactions, grants, or sales of various assets. There can be no assurance, however, that the Company will be successful in completing any such financings or other transactions. Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction in a timely manner, it may need to suspend its operational plans or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2023 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element Resources.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2023, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+[‡]	Funding Agreement, dated as of June 6, 2023, by and between Rare Element Resources, Inc. and the Wyoming Energy Authority
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+	Filed herewith.
++	Furnished herewith.

*Indicated a management contract or compensatory plan, contract, or arrangement.

[‡]

Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Brent D. Berg
Brent D. Berg
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2023

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2023