Form 10-Q
period 2023-09-30
RARE ELEMENT RESOURCES LTD
filed 2023-11-08
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of November 6, 2023: 212,858,451.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and our overall strategy;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s (as defined below) expected costs of construction, operations, decommissioning, and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our ability to obtain financing or other funding sources to complete the Demonstration Plant project and progress other initiatives;
●	progress in developing our Demonstration Plant, the timing of that progress, and prospects for completing, commissioning, operating, and decommissioning the Demonstration Plant;
●	our Demonstration Plant team’s ability to receive the full amount of funding from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our ability to receive the full amount of funding from the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to complete and operate the Demonstration Plant to meet project objectives within the approved budget, and the timing for operating the Demonstration Plant;
●	our ability to progress the Demonstration Plant through the remaining DoE go/no-go decision points;
●	the source, quality, costs, and timing of securing materials, equipment, supplies, and resources, including human resources, for the construction and operation of the Demonstration Plant;
●	the plans for our projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	plans and strategies relating to the advancement of the Bear Lodge REE Project (as defined below); and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits, licenses, and approvals.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	the significant influence of our majority shareholder, Synchron, on our major corporate decisions;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with plans for a potential commercial-scale production facility;
●	the uncertain nature of supply and demand and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	development risks, operational hazards, and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including those caused by supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs, obligations, and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Demonstration Plant, Bear Lodge REE Project, and other projects;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation affecting our business, including the costs and ability to complete the Demonstration Plant construction, operations and decommissioning, Bear Lodge REE Project, and other projects;
●	impact of external financial factors, including the security of our bank and investment account deposits;
●	risks and uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	our ability to complete planned financings and other transactions;
●	risks related to pandemics, epidemics, or other disease outbreaks, including the impact of COVID-19 on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the middle east;
●	information technology system disruptions, damage or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on another securities exchange;
●	the impact of foreign and domestic government actions impacting the pricing for or supply of rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our stock trading on the OTCQB Venture Marketplace;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2022. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.com.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$6,593	$15,523
Due from related party (Note 4)	368	174
Prepaid to related party (Note 4)	3,243	2,142
Prepaid expenses and other	263	140
Total Current Assets	10,467	17,979

Equipment, net	30	15
Restricted cash	183	—
Right of use asset (Note 5)	205	273
Investment in land (Note 7)	600	600
Total Assets	$11,485	$18,867

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$221	$227
Lease liability, current (Note 5)	128	124
Total Current Liabilities	349	351

Reclamation obligation	182	132
Lease liability, long-term (Note 5)	101	168
Repurchase option (Note 7)	1,493	1,281
Other long-term liabilities	92	—
Total Liabilities	2,217	1,932

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at September 30, 2023 and December 31, 2022 of 212,808,451 and 212,515,951, respectively	136,929	136,906
Additional paid in capital	29,075	28,673
Accumulated deficit	(156,736)	(148,644)
Total Shareholders’ Equity	9,268	16,935

Total Liabilities and Shareholders’ Equity	$11,485	$18,867

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(2,508)	$(770)	$(6,183)	$(2,267)
Corporate administration	(646)	(902)	(2,001)	(4,041)
Depreciation and amortization	(25)	(25)	(76)	(75)
Total operating expenses	(3,179)	(1,697)	(8,260)	(6,383)

Non-operating income (expense):
Interest income	130	78	391	100
Accretion expense	(70)	(71)	(212)	(213)
Interest expense	(7)	(23)	(23)	(31)
Gain on sale of equipment	—	—	12	—
Other income	—	8	—	—
Total non-operating income (expense)	53	(8)	168	(144)

Net loss	$(3,126)	$(1,705)	$(8,092)	$(6,527)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	212,756,761	212,466,889	212,627,591	212,466,889

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,092)	$(6,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Accretion expense	212	213
Right of use asset amortization	75	74
Lease liability	(70)	(62)
Stock-based compensation	402	2,480
Reclamation obligation	50	—
Other	82	(25)
	(7,340)	(3,846)

Changes in working capital:
Due from related party	(194)	(21)
Prepaid expenses and other	(1,227)	(1,622)
Accounts payable and accrued liabilities	(5)	(653)
Net cash used in operating activities	(8,766)	(6,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	12	—
Purchase of equipment	(16)	—
Net cash used in investing activities	(4)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	23	—
Net cash provided by financing activities	23	—

Net change in cash, cash equivalents and restricted cash	(8,747)	(6,142)
Cash, cash equivalents and restricted cash- beginning of the period	15,523	24,947
Cash, cash equivalents and restricted cash- end of the period	$6,776	$18,805

	As of September 30,
	2023	2022
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement:
Cash and cash equivalents	$6,593	$18,805
Restricted cash, long-term	183	—
Total of cash, cash equivalents and restricted cash - end of period	$6,776	$18,805

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	212,466,889	$136,906	$27,781	$(144,040)	$20,647
Stock-based compensation	—	—	452	—	452
Net loss	—	—	—	(1,705)	(1,705)
Balance, September 30, 2022	212,466,889	$136,906	$28,233	$(145,745)	$19,394

Balance, June 30, 2023	212,613,451	136,913	29,004	(153,610)	12,307
Stock option exercises	195,000	16	—	—	16
Stock-based compensation	—	—	71	—	71
Net loss	—	—	—	(3,126)	(3,126)
Balance, September 30, 2023	212,808,451	$136,929	$29,075	$(156,736)	$9,268

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	212,466,889	$136,906	$25,753	$(139,218)	$23,441
Stock-based compensation	—	—	2,480	—	2,480
Net loss	—	—	—	(6,527)	(6,527)
Balance, September 30, 2022	212,466,889	$136,906	$28,233	$(145,745)	$19,394

Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock option exercises	295,000	23	—	—	23
Stock-based compensation	—	—	402	—	402
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(8,092)	(8,092)
Balance, September 30, 2023	212,808,451	$136,929	$29,075	$(156,736)	$9,268

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Company is currently focused on the advancement of a rare earth processing and separation demonstration-scale plant (the “Demonstration Plant”) project. In January 2021, a consortium of companies, of which the Company is a part, received notice from the Department of Energy (“DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing demonstration plant utilizing proprietary technology to produce commercial-grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE funding is in the amount of $21,900 and represents approximately one-half of the originally estimated costs for the Demonstration Plant. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project.

To address the Company’s funding needs, the Company completed, in December 2021, a rights offering for gross proceeds of approximately $25,400. The Company is using the net proceeds from the rights offering primarily for the permitting, licensing, engineering, and planned construction and operation of the Demonstration Plant near the Company’s Bear Lodge REE Project. The previously noted $21,900 financial award from the DoE was expected to fund approximately one-half of the expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the rights offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”), as discussed more fully in Note 7, and other funding sources, as necessary. Due to inflationary pressures, we expect the initial Demonstration Plant project cost estimate of $43,800 to increase. We are currently evaluating project options to complete the construction, operation, and decommissioning (if necessary) of the Demonstration Plant. Potential options include changes to the project timeline and the raising of additional funds. Other options are also being explored.

During 2022 and through the nine months ended September 30, 2023, the Company continued its work on the Demonstration Plant project. This work is expected to continue over the remainder of 2023 and through the Demonstration Plant project’s expected completion date in the early part of 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding as provided for in the 2021 award grant. Future gating milestones include the DoE’s National Environmental Policy Act of 1969 (NEPA) review, which is expected in the fourth quarter of 2023, and the approval to proceed with the Demonstration Plant’s construction, which is anticipated shortly thereafter. If such approval is received, construction will commence thereafter and is expected to be completed in mid-2024. Operations to process and separate the REE from the stockpiled sample materials are expected to follow the completion of the Demonstration Plant’s construction for an additional eight-to-ten-month period.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

During 2023, the GA-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. Accordingly, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project budget and further project objectives. At this time, the Company has sufficient funding to complete construction of the Demonstration Plant; however, even with the completion of the 2021 rights offering and expected receipt of the WEA grant monies, the Company may not have sufficient funds to operate the Demonstration Plant for a sufficient period to obtain the information to support a commercialization decision. Further, the Company does not have sufficient funds to progress other activities, including with respect to (i) any potential funds for continuation of the Demonstration Plant’s operation to achieve further objectives beyond the current program objectives; and (ii) funds for any feasibility studies, permitting, licensing, development, and construction related to the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, financial awards, or grants. We plan to seek additional funding no later than the end of the first quarter of 2024; however, there can be no assurance that the Company will be successful in completing a financing. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in a timely manner, the Company may need to curtail or suspend its operational plans regarding the Demonstration Plant or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of September 30, 2023, the Company had cash and cash equivalents of $6,593. On a comparative basis, we consumed cash of $8,766 during the nine months ended September 30, 2023, of which approximately $7,000 was used for the payment of costs associated with the Demonstration Plant project, while the remainder was used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties and mining claims.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2022, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of September 30, 2023, and the results of its operations and cash flows for the three and nine months ended September 30, 2023 and 2022 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the nine months ended September 30, 2023 may not be indicative of the results that will be realized for the full year ending December 31, 2023.

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At September 30, 2023, the Company had $183 in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2023 and December 31, 2022 are presented in the following table:

Fair value at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,368	$6,368	$—	$—

Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,216	$5,216	$—	$—
U.S. Treasury bills	9,961	9,961	—	—

Money market funds and U.S. Treasury bills are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at September 30, 2023 and December 31, 2022.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provides that up to approximately $43,800 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by, and on behalf of, General Atomics and the consortium of companies for the design, construction, and operation of the Demonstration Plant near the Bear Lodge REE Project in Upton, Wyoming.

Pursuant to the terms of the Cost Share Agreement, the Company has made payments to General Atomics, as leader of the consortium, totaling $13,700 through September 30, 2023, for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties.

The term of the Cost Share Agreement will continue until the date of completion of the Demonstration Plant project, unless terminated earlier by either party. Either party may terminate the Cost Share Agreement immediately upon written notice to the other party if any of the following events occurs: (a) the Cooperative Agreement is terminated for any reason prior to the completion of the Demonstration Plant project; (b) the other party commits a material breach of its obligations under the Cost Share Agreement and fails to cure such breach within 30 days; or (c) the other party makes an assignment for the benefit of its creditors, files a petition in bankruptcy, is adjudicated insolvent or bankrupt, or commences any insolvency or bankruptcy proceedings. Upon any early termination of the Cost Share Agreement, the Company must pay for all costs incurred by or on behalf of General Atomics to wind down the Demonstration Plant project other than any allowable costs for such wind-down paid for by the DoE.

The following table summarizes transactions under the Cost Share Agreement during the nine months ended September 30, 2023:

Balance of funds paid under the Cost Share Agreement at December 31, 2022	$6,700
Funds transferred to General Atomics during the nine months ended September 30, 2023	7,000
Company's share of Demonstration Plant project costs incurred through September 30, 2023	(10,457)
Balance of funds remaining on deposit as a prepaid expense with General Atomics at September 30, 2023	$3,243

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement during the nine months ended September 30, 2023:

Balance of receivables due from General Atomics at December 31, 2022	$174
Reimbursable costs incurred by the Company during the nine months ended September 30, 2023	999
Reimbursements received from General Atomics during the nine months ended September 30, 2023	(805)
Balance of receivables due from General Atomics at September 30, 2023	$368

In October 2023, the Company received $282 from General Atomics for amounts owing under the Cost Share Agreement at September 30, 2023.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Effective September 21, 2021, the Company entered into a lease agreement for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewals at the option of the Company. In June 2023, the lease was renewed, extending the termination date to September 30, 2024. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The lease agreement provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. For purposes of the following table, payments under the lease are assumed to run through September 30, 2025, the end of the lease renewal period most closely following the completion of Demonstration Plant operations. If the completion of the Demonstration Plant operations extends past September 2025, the Company may extend the lease term accordingly.

Total future lease payments as of September 30, 2023 are as follows:

Remainder of 2023	$32
2024	128
2025	96
Total lease payments	256
Less interest	(27)
Present value of lease payments	$229

For the nine months ended September 30, 2023, $70 was included in operating cash flows for amounts paid for operating leases.

As of September 30, 2023 the weighted average lease term for the Company’s one operating lease was 2.0 years (including renewal options) and the weighted average discount rate was estimated at 12%.

6. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of September 30, 2023, the Company had 3,580,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,270,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

The 2011 Plan was replaced in 2022 by the 2022 Plan and, as such, no additional stock options can be granted under the 2011 Plan. Under the 2011 Plan, our Board of Directors could from time-to-time grant stock options to eligible directors, officers, employees, and consultants.  The maximum term of any stock option grant under the 2011 Plan was 10 years.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The significant assumptions used to estimate the fair value of the 1,020,000 and 1,830,000 stock options awards granted during the nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	1.54%	1.71%
Expected volatility	123%	135-144%
Expected dividend yield	Nil	Nil
Expected term in years	8	8

The following table summarizes our stock option activity for each of the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,160,000	$1.26	2,180,000	$1.18
Granted	1,020,000	$0.38	1,830,000	$1.40
Exercised	(330,000)	$0.07	—	$—
Outstanding, end of period	4,850,000	$1.15	4,010,000	$1.28

Exercisable, end of period	4,006,250	$1.29	2,605,000	$1.08
Non-vested, end of period	843,750	$0.48	1,405,000	$1.65

The 330,000 options exercised during the nine months ended September 30, 2023, resulted in the issuance of 295,000 common shares on a net settlement basis.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of September 30, 2023:

		Weighted
		Average
		Remaining
As of September 30, 2023:	Intrinsic Value	Life (Years)
Stock options outstanding	$204	7.1
Stock options exercisable	$138	6.7
Stock options non-vested	$66	9.1

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended September 30, 2023 and 2022, the Company recognized compensation expense related to stock option awards of $71 and $452, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense related to stock option awards of $402 and $2,480, respectively. As of September 30, 2023, there was approximately $127 of total unrecognized compensation cost related to the 843,750 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately one year.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023, was $0.35.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

7. COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies include the following items:

Potential environmental contingency

The Company’s exploration and development activities and its planned Demonstration Plant are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are regularly changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics and as discussed more fully in Note 4, the Company has agreed to assume and pay for approximately one-half of the costs incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

Asset purchase agreement

On October 25, 2021, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), entered into an amendment (the “Amendment”) to the previously announced asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”). The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) approximately 640 acres of non-core real property located in Crook County, Wyoming, that is under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to and subject to the terms of the Amendment, among other things, the term of the Repurchase Option (which was to expire on October 26, 2021) was extended for up to three additional years, subject to annual option extension payments from the Company to Whitelaw Creek of $25 in cash per year (each, a “Repurchase Option Extension Payment”); and the exercise price of the Repurchase Option was increased from $1,000 to a price to be determined by a mutually agreed upon real estate appraiser (the “Repurchase Price”), provided that (i) the Repurchase Price must not be less than $1,200 or greater than $1,850 and (ii) any Repurchase Option Extension Payments paid by the Company to Whitelaw Creek must be credited toward the Company’s payment of the Repurchase Price if the Repurchase Option is later exercised. In October 2023, the Company made the $25 Repurchase Option Extension Payment to Whitelaw Creek to extend the term of the Repurchase Option through October 26, 2024.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As of September 30, 2023, no funds had been received by the Company under the WEA grant, and no amounts related to the grant have been included in the Company’s financial statements.  Any future recognition of this grant in the Company’s financial statements will occur with the achievement of the grant’s milestones.

8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and nine months ended September 30, 2023, has been prepared based on information available to us as of November 8, 2023. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2022, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

During 2023, the Company, along with the other consortium members, continued their work on the Demonstration Plant, and this work is expected to continue through the project’s expected completion date in the early part of 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the project as provided for in the 2021 award grant.  Future gating milestones include the expected completion of permitting activities in the fourth quarter of 2023 and the completion of the Demonstration Plant’s construction thereafter. Operations to process and separate the REE from the stockpiled sample are expected to follow the completion of the Demonstration Plant’s construction for an additional eight-to-ten-month period.

In June 2023, the Company entered into the Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with the funds remaining from the Company’s December 2021 rights offering, is being used to fund the Company’s fifty percent (50%) share of the Demonstration Plant’s originally budgeted cost of approximately $43,800 with the other fifty percent of the funding coming from the DoE. Through September 30, 2023, the Company had paid a total of $13,700 toward its share of the expected cost of the Demonstration Plant (see Note 4 to our Consolidated Financial Statements for a more complete discussion).

During 2023, the GA-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. Accordingly, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project budget and further project objectives. At this time, the Company has sufficient funding to complete construction of the Demonstration Plant; however, even with the completion of the 2021 rights offering and expected receipt of the WEA grant monies, the Company may not have sufficient funds to operate the Demonstration Plant for a sufficient period to obtain the information to support a commercialization decision. Further, the Company does not have sufficient funds to progress other activities, including with respect to (i) any potential funds for continuation of the Demonstration Plant’s operation to achieve further objectives beyond the current program objectives; and (ii) funds for any feasibility studies, permitting, licensing, development, and construction related to the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, financial awards, or grants. We plan to seek additional funding no later than the end of the first quarter of 2024; however, there can be no assurance that the Company will be successful in completing a financing. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in a timely manner, the Company may need to curtail or suspend its operational plans regarding the Demonstration Plant or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

We continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals, including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.” This was followed by five U.S. Presidential Determinations on July 22, 2019, directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for Rare Earth Metals and Alloys is essential to the national defense.” These initiatives have increased the federal government’s level of interest in the rare earth industry and our potential rare earth products as a critical upstream segment of the supply chain, particularly considering China’s dominance in the global rare earth market.

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

Results of Operations

Summary

For the three-and nine-month periods ended September 30, 2023, we experienced net losses of $3,126 ($0.01 per share) and $8,092 ($0.04 per share), respectively, compared with net losses of $1,705 ($0.01 per share) and $6,527 ($0.03 per share) for the three-and nine-month periods ended September 30, 2022, respectively. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and evaluation

Our exploration and evaluation costs increased by $1,738 over the comparative three-month period, rising from $770 for the three months ended September 30, 2022 to $2,508 for the three months ended September 30, 2023, and by $3,916 over the comparative nine-month period, rising from $2,267 for the nine months ended September 30, 2022 to $6,183 for the nine months ended September 30, 2023. These increases were largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement. See Note 4 to the Consolidated Financial Statements for a discussion of this Cost Share Agreement.

Corporate administration

Our corporate administrative costs decreased by $256 over the comparative three-month period, falling from $902 for the three months ended September 30, 2022 to $646 for the three months ended September 30, 2023, and by $2,040 over the comparative nine-month period, falling from $4,041 for the nine months ended September 30, 2022 to $2,001 for the nine months ended September 30, 2023. These decreases were largely driven by the decreases in our stock-based compensation of $381 and $2,078 over the comparative three- and nine-month periods, respectively.

Interest Income

For the three months ended September 30, 2023 and 2022, the Company generated interest income of $130 and $78, respectively, and $391 and $100 for the nine months ended September 30, 2023 and 2022, respectively, from investments of the remaining proceeds from its December 2021 rights offering.  These increases from period-to-period were primarily the result of the substantially higher short-term interest rates that existed during 2023, partially offset by the lower average cash balances available for investment during the three- and nine- month periods ended September 30, 2023.

Accretion expense

We recorded accretion expense of $70 and $71 for the three months ended September 30, 2023 and 2022 and $212 and $213 for the nine months ended September 30, 2023 and 2022, in each case related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 nor greater than $1,850 in the form of cash, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 7 to the Consolidated Financial Statements for a discussion of the repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities increased by $2,624, rising to $8,766 for the nine months ended September 30, 2023 from $6,142 for the nine months ended September 30, 2022. This change was largely attributable to the $2,800 increase in cash advances paid under the Cost Share Agreement during the nine-month period ended September 30, 2023 as compared to the nine-month period ended September 30, 2022.

Investing Activities

Net cash used in investing activities of $4 for the nine months ended September 30, 2023 resulted from a $12 sale of non-essential equipment, offset by a $16 purchase of equipment.  There were no similar transactions during the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities of $23 for the nine months ended September 30, 2023 stemmed from the exercise of 330,000 stock options.  There were no similar transactions during the nine months ended September 30, 2022.

Financial Position, Liquidity and Capital Resources

At September 30, 2023, we had a working capital balance of $10,118 which represented a decrease of $7,510 from our December 31, 2022 working capital balance of $17,628. This decrease was largely the result of amounts paid by the Company during the nine months ended September 30, 2023 under the Cost Share Agreement and for the payment of other ongoing expenses.

In June 2023, the Company entered into the Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. The WEA grant is a cost-reimbursement award that will be available to the Company for the reimbursement of future Demonstration Plant expenses. As of September 30, 2023, no amount of the $4,400 award had been received by the Company and no amounts related to this grant have been included in the Company’s September 30, 2023 financial statements. The Company may be able to claim a portion of the $4,400 grant during the fourth quarter of 2023 as discussed in Note 7.

Inclusive of amounts already advanced of $13,700 through September 30, 2023, the Company’s share of the total costs under the Cost Share Agreement are expected to exceed $22,000 over the life of the Demonstration Plant project. As a result, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project budget and further project objectives. At this time, the Company has sufficient funding to complete construction of the Demonstration Plant; however, even with the completion of the 2021 rights offering and expected receipt of the WEA grant monies, the Company may not have sufficient funds to operate the Demonstration Plant for a sufficient period to obtain the information to support a commercialization decision. Further, the Company does not have sufficient funds to progress other activities, including with respect to (i) any potential funds for continuation of the Demonstration Plant’s operation to achieve further objectives beyond the current program objectives; and (ii) funds for any feasibility studies, permitting, licensing, development, and construction related to the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, financial awards, or grants. We plan to seek additional funding no later than the end of the first quarter of 2024; however, there can be no assurance that the Company will be successful in completing a financing. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in a timely manner, the Company may need to curtail or suspend its operational plans regarding the Demonstration Plant or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2023 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element Resources.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2023, the Company was not subject to regulation by MSHA under the Mine Act.

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Brent D. Berg
Brent D. Berg
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2023

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2023