Form 10-K
period 2023-12-31
RARE ELEMENT RESOURCES LTD
filed 2024-03-20
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $31,100,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 15, 2024 was 511,111,557.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors, and consolidated subsidiaries, or any one or more of them, as the context requires.

Rare Element is focused on advancing our Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) including demonstrating the technical and economic feasibility of our proprietary rare earth elements processing and separation technology through the construction and operation of a demonstration-scale processing and separation plant (“Demonstration Plant”), while postponing further exploration of its Sundance gold project (the “Sundance Gold Project”, together with the Bear Lodge REE Project the “Projects”). Both Projects are located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). See “Part I, Item 1. Business.”

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of construction, operation, decommissioning, and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	progress in the development of our Demonstration Plant, the timing of that progress, and prospects for completing construction and operating the Demonstration Plant;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our Demonstration Plant team’s ability to secure additional DoE funding, in addition to the awarded funding, on a cost-share basis relating to the Demonstration Plant project or any further initiatives that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the full amount of funding in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to complete and operate the Demonstration Plant to meet project objectives within the approved budget and within the estimated timeline for operating the Demonstration Plant;
●	our ability to progress the Demonstration Plant through the remaining DoE go/no-go decision point;
●	the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the construction, operation, and decommissioning of the Demonstration Plant;
●	the plans for our Projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	plans and strategies relating to the advancement of the Bear Lodge REE Project;
●	our ability to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and ultimate construction and operations of a commercial mine and plant for processing and separation; and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals for our business and Projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand and supply and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	risks related to the development of new, lower cost sources of supply that could reduce or eliminate the market for REEs;
●	development risks, operational hazards, and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including those caused by supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project, and other projects;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our Projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation affecting our business, including the costs and ability to complete the Demonstration Plant construction, operations and decommissioning, Bear Lodge REE Project, and other projects;
●	impact of external financial sector factors including the security of our bank and investment account deposits;
●	risks and uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand and prices;
●	our ability to complete financings and other transactions;
●	risks related to pandemics or disease outbreaks on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;
●	information technology system and/or data disruptions, damage, theft or failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;

●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange;
●	the impact of foreign and domestic government actions impacting the pricing for, or supply of, rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in this Annual Report; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Business,” “Item 1A. Risk Factors” and elsewhere in this Annual Report. Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that cause results, performance, or achievements not to be as anticipated, estimated, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

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

mineralization – a natural accumulation or concentration of one or more minerals in rocks or soil. Also, the process by which minerals are introduced or concentrated in rocks or soil.

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

Ox – oxide mineralization.

OxCa – oxide carbonate.

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

RC (reverse circulation) drilling – a rotary drilling method using either a hammer or a tri-cone bit to produce rock cuttings that are forced upward from the bottom of the drill hole to the surface through an inner tube, using liquid and/or air pressure moving downward through an outer tube.

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

TREO – Total Rare Earth Oxide (expressed in wt.%) and consisting of the fourteen (14) individually assayed rare earth element oxides plus yttrium oxide: La2O3, Ce2O3, Pr2O3, Nd2O3, Sm2O3, Eu2O3, Gd2O3, Tb2O3, Dy2O3, Ho2O3, Er2O3, Tm2O3, Yb2O3, Lu2O3, and Y2O3.

TRS – the technical report summary, dated February 29, 2024, relating to the Bear Lodge REE Project prepared in compliance with Item 601(b)(96) and Subpart 1300 of Regulation S-K, which was filed as Exhibit 96.1 to the Company’s Current Report on Form 8-K filed on March 4, 2024.

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

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX Venture Exchange (“TSX-V”), we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital Inc.” to “Rare Element Resources Ltd.”, and (3) the completion of a private placement. The Company’s main assets include its proprietary rare earth processing and/or beneficiation and separation technology and its 100% interest in a group of unpatented mining claims and repurchase rights to adjacent private property, together known as the Bear Lodge Property, owned through a wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

SUBSIDIARIES

We have one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated in 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc. (“Paso Rico”). Rare Element Holdings Ltd., formerly a direct wholly owned subsidiary of ours, was dissolved on August 16, 2023.

DESCRIPTION OF BUSINESS

We are focused on demonstrating the technical and economic feasibility of our proprietary processing and separation technology through the permitting and licensing, construction, and operation of a planned Demonstration Plant and advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits and a planned hydrometallurgical plant to be located near Upton, Wyoming. The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America containing a favorable distribution of CREE.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on metallurgical processes to recover saleable rare earth products and has been granted two patents on its metallurgical processing innovations. More specifically, the Company has pilot tested and received patent protection for a method for the removal of thorium from a rare earth element (REE)-containing acidic solution, as well as a method for the selective extraction of REEs from base metals in a pregnant liquid solution.

Our near-term focus is on the progression of the Demonstration Plant as further described below. Assuming the Demonstration Plant operation is successful, the Company plans to evaluate the feasibility of processing and separating REEs from the Bear Lodge REE Project as well as other sources on a commercial scale.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance due to financial resource constraints and market conditions, and all permitting and licensing activities were suspended at that time. Based on current permitting and licensing timetables and other factors, we anticipate that once formally recommenced, we could receive all permits and licenses for the Bear Lodge REE Project approximately 30 to 36 months after resuming permitting and licensing efforts. Commencement of those efforts may be dependent upon our Demonstration Plant’s operating results.

If and when a decision to resume the Bear Lodge REE Project development activities is made, our plan is to advance engineering in preparation for the FS, including an evaluation of a potential step approach to development beginning with a smaller initial production facility utilizing higher-grade material which could then be scaled up. Our ability to begin construction activities on the Bear Lodge REE Project may be subject to various factors including: (i) the availability of adequate capital, (ii) positive results from the Demonstration Plant’s operations, (iii) an affirmative FS, (iv) securing off-take agreements with customers at adequate prices, (v) obtaining necessary permits and licenses, and (vi) approval from the Company’s board of directors (the “Board of Directors” or the “Board”).

The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and power lines within two kilometers of the Bear Lodge Property. Geographically, the Bear Lodge Property is located 100 kilometers east of Gillette, Wyoming, a major infrastructure, support, and logistics center for coal mines in the Powder River Basin that should provide for ready access to many of the required production supplies and materials as well as skilled labor. Additionally, the deposit is situated only 64 kilometers from the nearest railhead at Upton, Wyoming, where the Demonstration Plant is sited and the proposed hydrometallurgical plant is planned to be sited, allowing access to major distribution channels via the adjacent railhead as well as convenient access to utilities and other infrastructure.

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Rare Earth Demonstration Plant Project

Department of Energy Financial Award

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing proprietary technology to produce commercial-grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE funding is in the amount of $21,900 and represents approximately one-half of the originally estimated costs for the Demonstration Plant. The Demonstration Plant will process already stockpiled high-grade mineralized materials from the Bear Lodge REE Project.

During 2022 and 2023, the Company, along with the other consortium members, progressed work on the Demonstration Plant, and this work is expected to continue through the anticipated completion date of operations in the latter part of 2025. Through December 31, 2023, the Company had paid to General Atomics, as leader of the consortium, a total of $15,700 toward its share of the expected cost of the Demonstration Plant (see Note 4 to the Consolidated Financial Statements for a more complete discussion).

In late December 2023, the Demonstration Plant project achieved the DoE’s second go/no-go decision point, with the first being upon completion of engineering in December 2022. Also, in late December, the Demonstration Plant project received a continuation notice following receipt of the Nuclear Regulatory Commission (the “NRC”) Source Material License and the DoE’s Finding of No Significant Impact (FONSI) through its National Environmental Policy Act of 1969 (“NEPA”) review. The completion of these milestones was a gating event for the DoE’s continued sharing of the cost of the Demonstration Plant into construction as provided for in the 2021 financial award. The remaining gating milestone relates to the completion of construction and pre-operational inspections. Operations to process and separate the REEs from the stockpiled sample materials are expected to follow the completion of the Demonstration Plant’s construction for an additional 12-to-15-month period.

Wyoming Energy Authority Financial Award

In November 2022, the Company received notice that it had been awarded a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant, and a funding agreement was finalized in June 2023. The WEA grant is a cost-reimbursement award with payments tied to the achievement of certain predefined Demonstration Plant milestones. As of December 31, 2023, the WEA had been invoiced for the first $2,000 of the $4,400 grant total with the achievement of the first grant milestone, the DoE’s continuation notice. The Company received payment of this $2,000 in January 2024. The remaining $2,400, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those milestones have been achieved, currently expected in the third quarter of 2024.

Future Funding Needs

As a result of its financing needs, the Company announced on December 5, 2023 its intention to launch a rights offering to raise gross proceeds of approximately $36,000. In March 2024, the Company completed the rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. Even with the funds raised in the rights offering and the expected receipt of the remainder of the DoE financial support and WEA grant monies, the Company will not have sufficient funds to progress certain activities, including the permitting, licensing, development, and construction related to the Bear Lodge REE Project. In the event the Company cannot secure additional financial resources or complete a strategic transaction in the longer term relating to the development of the Bear Lodge REE Project, it may need to suspend its operational plans or even have to liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

Throughout 2023, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, rare earth supply chain. The U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.” This was followed by four U.S. Presidential Determinations on July 22, 2019, directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for rare earth metals and alloys is essential to the national defense.” Since then, four more Presidential Determinations/Waivers have been signed that support the critical mineral industry, which include rare earth elements. The “Supply Chain Resilience (Waiver)” signed February 27, 2023 allows funds to be directed towards industrial base supply chains critical to the Department of Defense, including rare earth mineral extraction, processing, and separation. These initiatives have increased the federal government’s level of interest in the rare earth industry and our potential rare earth products as a critical upstream segment of the supply chain, potentially countering China’s dominance in the global rare earth market.

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war and conflicts in the Middle East) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for an expedited 100-day review to address the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. The 100-day review led to another Executive Order on June 8, 2021, calling for an investment in sustainable domestic and international production and processing of critical minerals, including a recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. The Company monitors and participates in these initiatives as they are critical to the production of rare earth magnets used in the United States to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, consumer electronics, and oil refining equipment. In December 2023, China announced it had banned the export of technology to make rare earth magnets, adding to their previous export ban of critical material extraction and separation technology.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE Products

Due to variations in physical, chemical, molecular and application characteristics, different rare earth metals possess their own market uses, drivers and challenges. REEs are used in computers, cellular telephones, television screens, wind turbines, fuel cells, automobiles, magnetic refrigeration, energy-efficient lighting, petroleum-refining catalysts, and numerous other modern specialty technologies including military applications. Lately, the major driver for the rare earth metals market has been the increasing consumption in the manufacture of permanent NdFeB rare earth magnets, in which rare earth metals such as Nd, Pr, Tb, and Dy are used. Specifically, these REEs are used in hybrid and electric vehicle motors as well as in wind turbines. Ce, La, and other REEs are widely used in applications such as metallurgy, catalysts, glass, ceramics, optical instruments, and polishing.

Trends Affecting REE Supply, Demand and Prices

In 2023, rare earth mine production increased by approximately 8% to 338,000 tonnes TREO relative to 2022 with refined production estimated to be 237,000 tonnes TREO, a 9% increase from 2022. Production from China, Australia, and the U.S. contributed to the increased mine production. Despite the production increases from Australia and the U.S., China still dominates the global supply of rare earths at both the mined and refined stages, accounting for 63% of global mine production and 84% of refined production in 2023. China’s share of global refining is partly influenced by U.S. production of TREO concentrates which are sent to China.

In the rest of the world, specifically in the U.S. and Australia, certain competitors form a second tier of rare earth concentrate producing companies, with 45,000 tonnes TREO mine production coming from the U.S. and approximately 46,000 tonnes TREO coming from Australia. A facility in Malaysia produces separated rare earths from TREO mined in Australia.

The rapid growth in demand for certain REEs, specifically Nd and Pr used in permanent magnets for electric motors and generators, is expected to continue as these magnets give improved performance compared with other magnets. The increased focus on clean energy is driving the demand for wind turbines and electric vehicles, which in turn will drive the demand for rare earth magnets. Magnet demand now accounts for more than 40% of total rare earth demand and greater than 80% of REE market value. Near-term neodymium-praseodymium (“NdPr”) oxide prices have trended downward, however, as a result of persistent market surpluses with capacity expansions at Chinese mines having been the largest source of supply growth since 2015. Longer-term, the NdPr price is expected to rise as a supply gap begins to take hold and existing sources of supply become more strained seeking to meet the projected growth in demand.

The research and advisory firm, Wood Mackenzie Limited (“Wood Mackenzie”), is forecasting that magnet applications, particularly for electric vehicles, and offshore wind energy generation, will continue to increase their share of overall demand for rare earth magnets rising from 48% in 2023 to 54% in 2028. This increase in demand for magnet rare earths, namely Nd-Pr, Dy and Tb oxides, is expected to drive future growth above other rare earth compounds and support higher prices. Vehicle sales have experienced robust growth with every sixth vehicle now having a plug (battery-powered and plug-in hybrid electric vehicles) and every fourth being electrified (battery-powered, hybrid and plug-in hybrid electric vehicles). Global plug-in electric vehicles sales reached 14 million units in 2023, an increase of 35% compared to 2022. During 2023, the annual global demand for rare earth oxides for use in permanent magnets reached 81,600 tonnes TREO, representing 46% of total REE demand. (Source: Wood MacKenzie, Global Rare Earths Short-Term Outlook, Jan. 2024).

Supply and demand factors for REE products that could positively impact future REE prices include the following, among other factors:

●	the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to multiple defense applications, hybrid and electric vehicles and wind power generation facilities, particularly large off-shore installations;
●	the use of high-strength NdFeB magnets in the miniaturization of electronic products;
●	the use of La in the fluid catalytic cracking process used by refineries processing lower quality crude oil that consumes greater quantities of the catalysts;
●	the increased use of REEs in the drive to reduce global carbon emissions;
●	China consolidating its REE industry and closing small, inefficient, and polluting REE producers;
●	the capping of production and the tightening of export volumes and imports by China;
●	changes in trade policies, including changes in taxes or import/export duties for REE materials by the U.S. government and/or China;
●	the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;
●	the continued research and commercialization of new applications for REE products; and
●	the rising costs in China due to stricter environmental controls and rising wages.

Supply and demand factors for REE products that could negatively impact future REE prices include the following, among other factors:

●	the potential for oversupply of certain REEs due to new production inside and outside of China and/or increased exports from China;
●	development or enhancements of alternative electric motor or generator technologies that may use less or no REE magnet materials;

●	strong demand for selected REEs like magnet materials, driving overproduction of other co-product REEs and creating oversupply conditions for non-magnet REEs;
●	the potential substitution of other materials for higher-priced REEs;
●	the development of new, lower cost sources of supply that could reduce or eliminate the market for REEs;
●	economization by intermediate and end-users to reduce the usage of REEs in end-products;
●	the potential for increased recycling of higher-priced REEs;
●	fluctuating oil, gas and coal prices that could reduce the demand for technologies using REEs;
●	static or lower global economic growth, reducing overall demand growth for REEs; and
●	potential by-product production of REEs that may increase supply irrespective of the economics of REE production from primary mines.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the Bear Lodge REE Project may be impacted by global supply and demand and future prices of REEs.

SEASONALITY

At this stage, seasonality in the state of Wyoming is not a material factor to any future exploration, development, and operating activities on the Bear Lodge Property. Snowfall in the winter may temporarily limit our access to the Bear Lodge Property, limit work activities on the Demonstration Plant or limit future work on a commercial-scale processing facility from approximately November through June.

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

In 2023, China accounted for an estimated 63% of global REE mine production and 84% of global refined production. Wood MacKenzie has forecasted that China will remain the primary source of mine supply, although China’s share of global mine production is projected to decline to 56% by 2028. China is also expected to remain the largest contributor of refined supply, but China’s share of total refined production is projected to decrease to 70% by 2027. In similar fashion, demand will remain Asia driven, with China maintaining a dominant position. This gives the Chinese producers a continued competitive advantage in controlling the supply and processing of REEs and an opportunity to influence prices to discourage competition. Additionally, any increases in the quantities of REEs exported from other nations will likely only increase supply and may result in price reductions, reduced margins, and loss of potential market share, any of which could materially adversely affect our business. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We rely on a combination of trade secret protection, nondisclosure agreements, trademarks, and patents to establish and protect our proprietary intellectual property rights in our rare earth technology.

As of December 31, 2023, we had on file U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, and (2) separation of thorium from bulk REEs in a solvent extraction (“SX”) process. These provisional applications provided the basis for the current patent portfolio, which includes two issued U.S. patents and one pending U.S. divisional patent application, and fifteen issued foreign patents across thirteen foreign jurisdictions. The issued U.S. patents have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property, including patents and related technical information, to our majority shareholder, Synchron, in October 2017, and the license became exclusive to Synchron and its affiliates in October 2019. The Company retains a limited right to use its intellectual property and any enhancements thereto. See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries.

ENVIRONMENTAL REGULATION

Our exploration and planned development, mining and processing activities are subject to extensive and demanding environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance and governmental fines and penalties. Also, developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect that could materially or adversely affect us. Environmental laws historically have evolved in a manner that requires stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. Current and future laws, regulations and permits will impose significant costs, liabilities or obligations or could limit or prevent our ability to continue operations or undertake new operations. A future change in the U.S. presidential administration or in the composition of the Congress could result in more stringent environmental regulation of our operations. In addition, under various federal, state and local laws and regulations, a current or former owner or operator of a property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or products on, under or from such property. Costs to address contamination can be substantial and liability under such laws may attach without regard to whether the owner or operator caused or was responsible for such contamination, and the liability may be joint and several. Moreover, the presence of contamination could expose us to third-party liability (e.g., for cleanup costs, bodily injury or property damage), subject our properties to liens in favor of the government, impose restrictions on the manner in which a property may be used, or materially or adversely affect our ability to sell, lease or develop properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits. The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”), Bear Lodge Ranger District, Sundance, Wyoming. The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality (the “WDEQ”). We operate under approvals and permits granted by these two agencies and have established a surety bond to ensure environmental reclamation of areas disturbed. As of December 31, 2023, the Company holds surety bonds with the state of Wyoming totaling $182. Prior to operating, we will require several other permits and licenses including those issued by the NRC, U.S. Army Corps of Engineers, and others.

Our Demonstration Plant is subject to federal, state, county and local licenses and permits, including an NRC source material possession license, USFS road use permit and WDEQ air quality and storm water permits, among others. As of December 31, 2023, the Company held a surety bond, totaling $917, with the state of Wyoming for the reclamation of the Demonstration Plant.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2023, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2023, we had two full-time employees and no part-time employees. Our employees are not covered by any collective bargaining agreements. When required, our employees will engage the services of third parties under consulting or service agreements.

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

Our reports and other information can be inspected on the SEC’s website at www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s reports which are filed on SEDAR+ can be found under the Company’s SEDAR+ profile at www.sedarplus.ca.

ITEM 1A. RISK FACTORS

The following sets forth certain risks and uncertainties that could have a material adverse effect on our business, financial condition and/or results of operations and the trading price of our common shares, which may decline, and investors may lose all or part of their investment. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business operations. We cannot assure you that we will successfully address these risks. Our risk factors are grouped into the following categories:

●	Risks Related to Our Business;
●	Risks Related to the Mineral Exploration, Development, Mining and Processing Industries;
●	Risks Related to Our Common Stock; and
●	General Risk Factors.

Risks Related to Our Business

We may not be able to complete our Demonstration Plant project.

The approved DoE schedule has one remaining go/no-go decision point prior to the start of operations. Should the project team and/or the DoE determine not to continue with the project, funding would be halted, and the project would be terminated or delayed, which could have a material adverse effect on our development and operations plans.

Current inflationary conditions may adversely impact the ability to complete the Demonstration Plant construction and operations.

We are subject to the impact of inflation on wages, capital equipment, general supplies and reagents in the construction and operation of our Demonstration Plant that are expected to require supplemental funding or a change in scope of the planned operation. If such supplemental funding need is in excess of our financial resources, including the proceeds from the March 2024 rights offering, and further funding cannot be secured, the Demonstration Plant may not be able to operate for a sufficient amount of time, or its scope could be reduced, either of which could adversely impact the intended results.

We have no revenues from operations and expect to incur losses for a significant period of time. Any future revenues and profits are uncertain.

We have incurred losses since our inception, and further losses are anticipated in the development of our business. As of December 31, 2023, we had cash and cash equivalents of $3,633. During the year ended December 31, 2023, we consumed cash of $11,706.

We announced, on December 5, 2023, our intention to launch a rights offering to raise approximately $36,000 in gross proceeds. In March 2024, the Company completed the rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. Even with the funds raised in the March 2024 rights offering and the expected receipt of the additional $2,400 grant monies from the WEA, we will not have sufficient funds to progress our longer-term activities, including the permitting, licensing, development, and construction related to the Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. Ultimately, in the event that we cannot secure additional financial resources, or complete a strategic transaction in the longer term, we may need to suspend our operational plans or even have to liquidate our business interests, and investors may lose all or part of their investment.

Our largest shareholder beneficially owns a majority of our common shares, has significant influence on, and control over the outcome of, our major corporate decisions, including veto power over some matters, and could take actions that may not be viewed favorably by certain other shareholders, any of which actions could adversely affect the market price of our common shares.

As of March 14, 2024, Synchron owned approximately 70.6% of the issued and outstanding common shares of the Company. Additionally, Synchron has approval rights for certain corporate actions and the right to nominate three of seven directors to the Company’s Board. Pursuant to the investment agreement, dated October 2, 2017, by and between the Company and Synchron (“the Investment Agreement”), Synchron has significant influence on, and control over the outcome of, certain of our major corporate decisions and matters requiring shareholder approval, including the election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets and other decisions affecting our capital structure, the amendment of our certificate of incorporation and articles, and our winding up and dissolution. These rights, along with the concentration of ownership and voting power with Synchron, (i) may make it more difficult for any other holder or group of holders of our common shares to significantly influence the way we are managed or the direction of our business and (ii) may make it more difficult for another company to acquire us and for shareholders to receive any related takeover premium unless Synchron approves the acquisition. The interests of Synchron with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other shareholders.

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

During the first quarter of 2016, we placed the Bear Lodge REE Project on care-and-maintenance, and all licensing and permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued to hold the Bear Lodge REE Project on care-and-maintenance through 2023. In 2024, we plan to resume certain of these activities, including certain environmental data collection and technical report updates. However, our ability to obtain further financing to fund the full permitting and development of the Bear Lodge REE Project beyond what is allowed by the funds raised in the March 2024 rights offering is uncertain.

Our ability and timing to exercise our right to purchase certain non-mineral lands for stockpile storage and processing operations is uncertain.

Our current plan of operations for the Bear Lodge REE Project includes a waste rock storage site located on private property adjacent to the planned mine. This private property consists of 640 acres and was sold to a third party on October 26, 2016. Although we hold a repurchase option on the property until October 2024, our ability and the timing of our exercise of the repurchase option is uncertain. If we were unable to repurchase the property, we would have to update our planned operations to identify an alternative waste rock storage area. Additionally, we hold a land purchase option on private property located in Upton, Wyoming, which is the location for our planned processing operations. If we are unable to maintain or exercise the purchase option, we would have to locate and secure another site as a suitable rare earth processing location.

We have no history of producing mineral products from our properties.

We have no history of mining, recovering, or refining any mineral products, and our Bear Lodge REE Project is not in development or production. There can be no assurance that the Bear Lodge REE Project will be successfully developed and placed into production, produce minerals or products in commercial quantities or otherwise generate operating earnings. Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting and licensing requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until such time, if ever, when our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably, or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible. The economic feasibility of exploration and development projects is based on many factors, such as the following:

●	completion of feasibility studies to evaluate mineral resources and mineral reserves and commercial viability;
●	the timing and cost, which can be considerable, of further exploration, licensing, permitting and construction of infrastructure, mining, processing and/or beneficiation facilities;
●	our ability to utilize our proprietary process technologies, which could encounter problems or unexpected costs in scale-up;

●	securing commercially viable sales outlets for our REE products;
●	the potential need to enter into joint venture or other partnership arrangements to develop the Projects;
●	the availability and costs of equipment, supplies and skilled labor, as required;
●	the availability and cost of appropriate processing and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	future prices for rare earth minerals;
●	potential opposition from non-governmental organizations, environmental, indigenous, or local groups or inhabitants that may delay or prevent development activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of labor, fuel, power, materials, or supplies;
●	potential shortages of mineral processing and/or beneficiation, construction or other facilities-related equipment or supplies; and
●	the ability to attract and retain talent for development and operation of the Bear Lodge REE Project.

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

We will require additional capital through investment, joint ventures and/or other partnership arrangements with current investors or other parties for the development of our Projects. Although such arrangements may lessen our financial burden in exploring and developing the Projects, they will likely also dilute our interest therein or affect our ability to control development of any of the Projects. Our ability to attract additional capital may be limited by our majority shareholder Synchron, as it holds certain contractual approval rights pursuant to the Investment Agreement, and its approval may be required. In addition, Synchron has significant influence on, or the ability to control the outcome of, certain of our major corporate decisions and matters requiring shareholder approval. Any failure of a joint venture partner or other partner to meet its obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint venture or other partnership arrangement and, in turn, on our business performance and on our ability to develop the Projects.

Subject to further financing, and progression and outcome of the Demonstration Plant, we may commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our mineral resource estimate and refined plans for our process technology. We subsequently updated the mineral resource and completed a TRS in 2024 (See “Item 2. Properties” of this Annual Report) and are in the process of completing an NI 43-101 compliance technical report for the Bear Lodge REE Project; however, the economic assessment of the Bear Lodge REE Project has not been progressed through an updated FS. Subject to further financing and the results of the Demonstration Plant, we may resume work on an FS. Whether the Company undertakes a FS in the future and, if so, the results of any such study, are uncertain and may indicate project economics that are more or less favorable than those previously reported in 2014 or in the TRS. As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS and TRS. As a result, we may need to update our processing and/or beneficiation technology, and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible. In addition, there is a risk that the Company may not resume work on a FS.

Our viability as a rare earth company depends, in large part, on the financing, licensing, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

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

We estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our historical PFS, dated October 9, 2014, at approximately $290,000. We did not evaluate the capital cost estimates in our TRS for the Bear Lodge REE Project. Our FS, if and when completed, could suggest that our estimated costs may be materially higher than those we previously anticipated, which could make it more difficult to finance the Bear Lodge REE Project or to successfully establish mining operations.

We anticipate that our future operating costs at the Bear Lodge REE Project will vary from year to year due to a number of factors, such as changing grade, metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as oil, gas, reagents/chemicals, steel, rubber, and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to commence or maintain future development of mining operations.

A future pandemic may have an adverse impact on our business.

A future pandemic or similar public health issues, as seen in the COVID-19 pandemic, could have a material adverse effect on our ability to raise capital, construct or operate our Demonstration Plant, mine, or production facility, or execute our business plans. In addition, preventive measures we may voluntarily put in place may have a material adverse effect on our business for an indefinite period of time, such as decreased employee or contractor availability, unavailability of needed products or services, or disruptions to the businesses of our contracted service providers and others. Our suppliers may also face these and other challenges, which could lead to a disruption or delay in their services. Any pandemic and resulting economic slowdown may also impact the supply and demand for rare earths domestically and globally. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of a pandemic, its ongoing variants, and other possible public health threats cannot be reasonably estimated at this time due to the uncertainty of future developments.

We expect to rely on our proprietary technology and processes to further our Bear Lodge REE Project.

We rely on a combination of trade secret protection, nondisclosure agreements, trademarks, and patents to establish and protect our proprietary intellectual property rights in our rare earth technology. As of December 31, 2023, we had on file U.S. provisional patent applications relating to processing methods, including (i) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, and (ii) separation of thorium from bulk REEs in a solvent extraction (“SX”) process. These provisional applications provided the basis for the current patent portfolio, which includes two issued U.S. patents and one pending U.S. divisional patent application, and fifteen issued foreign patents across thirteen foreign jurisdictions. The issued U.S. patents have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property, including patents and related technical information, to Synchron in October 2017, and the license became exclusive to Synchron and its affiliates in October 2019. See “Item 1A. Risk Factors” of this Annual Report. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential. The success of our business depends, in part, on our ability to utilize our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

Our mineral resource estimate may be inaccurate and any material change in this estimate could affect the viability of placing our property into production.

In March 2024, the Company announced the completion of a new mineral resource estimate based on maximizing the recovery of lanthanum (La) and the key magnet materials of neodymium (Nd), praseodymium (Pr), terbium (Tb), and dysprosium (Dy). The estimate was focused on the Bull Hill deposit at the Bear Lodge REE Project with long-term upside existing in the Carbon, Whitetail, and Taylor deposits. Unless otherwise indicated, our mineral resources are based upon estimates made by independent geologists. When making determinations about whether to advance the Bear Lodge REE Project to development, we must rely upon such estimated calculations as to the quantity and grades of mineralization contained in the property. Until mineralized material is actually mined and processed, mineral resources and grades of such mineralization must be considered estimates only, which may prove to be unreliable. Because we have not completed a FS on the Bear Lodge REE Project and have not commenced actual production, the mineral resource estimate for the Bear Lodge REE Project may require adjustments or downward revisions. In addition, the grade of material ultimately mined, if any, may differ from that indicated in our mineral resource estimate or in future feasibility studies. Our mineral resource estimate has been determined based on assumed cut-off grades that depend upon estimated REE prices and recovery rates. Any significant increase in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of our Bear Lodge REE Project.

The historical mineral resource estimates for our Projects are not considered current, need to be updated, and should not be relied upon.

The 2014 and 2011 historical mineral resource estimates for our Projects have not been fully updated and, as such, should not be relied upon as they may be updated prior to further feasibility work. Furthermore, the TRS of 2024 did not evaluate the economics of the Bear Lodge REE Project or capital requirements. Accordingly, the previous mineral resource estimates from 2014 and 2011 for the Bear Lodge REE Project and the Sundance Gold Project, respectively, will require further updating and should not be relied upon. The Bear Lodge REE Project has been under care-and-maintenance since 2016, and the Sundance Gold Project is in the early exploration stage and has been on hold since 2014. Additionally, it is too early to estimate resources or the gold production potential of the Sundance Gold Project. We have not done sufficient work to classify the historical mineral estimates for our Projects as current estimates of mineral resources, and we are not treating the historical mineral estimates as current estimates of mineral resources.

We depend on key personnel, and the absence of any of these individuals could adversely affect our business.

Our success is currently largely dependent on the performance, retention and abilities of our directors, President and Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and certain consultants. The loss of the services of these persons could have a material adverse effect on our business and prospects. On January 2, 2024, Mr. Berg notified the Company of his decision to resign as the President and Chief Executive Officer and as a director of the Company, in each case effective as of April 2, 2024, unless sooner terminated by the Company. On March 14, 2024, the Company and Mr. Berg agreed that such resignations would take effect on March 20, 2024. Also on March 14, 2024, the Board appointed (i) Kelli Kast, a current director of the Company, as the interim President and Chief Executive Officer of the Company, in each case effective as of March 20, 2024, and (ii) Kenneth Mushinski as the President and Chief Executive Officer and as a director of the Company, in each case effective as of May 1, 2024. There is no assurance that we can maintain the services of our directors, CEO, CFO, or other qualified personnel and consultants required to operate our business. Failure to do so could have a material adverse effect on us and our prospects. We do not maintain life insurance policies on our employees, directors, or consultants.

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

We believe that we were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2023, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

An investor in our common shares that is a U.S. taxpayer (referred to as a U.S. shareholder) should be aware that we believe that we were a PFIC for the year ended December 31, 2023. We also expect that we will be a PFIC for the year ending December 31, 2024 and that we may be a PFIC in subsequent years. The tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2023, or that we will or will not be a PFIC for the year ending December 31, 2024, or for any future year. We will use commercially reasonable efforts to provide information regarding our status as a PFIC, and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power, to U.S. shareholders who make a written request for such information. Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC. For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

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

Demand for REE products is impacted by demand for downstream products incorporating rare earths, including hybrid and electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronics industries. Lack of growth in these markets or the introduction of substitute products could adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, periods of high REE prices are generally beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create non-REE alternate technologies that ultimately could reduce future long-term demand for REE products, and at the same time, may incentivize the development of otherwise marginal mining properties or the development of new, lower cost sources of supply that could reduce or eliminate the market for REEs altogether. For example, automobile manufacturers have announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of REEs. If the automobile industry or other industries reduce their reliance on rare earth products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for REEs were to decline, our share price would likely decline, and this could also impair our ability to obtain the funding needed for our operations and our ability to find purchasers for our products at prices acceptable to us or at all.

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products. REE supply markets continue to be dominated by production from China, which produced an estimated 63% of the global REE mine production and 84% of refined product in 2023. China also dominates the manufacture of metals, NdFeB magnets and other products from REEs. The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Advanced technology in recycling REEs may also impact supply and prices. Any increase in the amount of REE products exported from other nations and increased competition may result in price reductions, reduced margins, or loss of potential market share, any of which could materially adversely affect our business. As a result of these factors, we may not be able to compete effectively against our future competitors.

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

Our current and future activities will be governed by laws and regulations, including the following, among others:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining, processing, production, and decommissioning;
●	laws and regulations related to exports, taxes, and fees;
●	labor standards and regulations related to occupational health and mine safety;
●	laws and regulations relating to environmental protections concerning, among other things, waste management, transportation, and disposal of toxic and radioactive substances, land use, water, air, and the protection of threatened and endangered species.

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

Parties engaged in mining operations may be required to compensate those suffering loss or damage relating to mining activities and may be subject to civil or criminal liability, fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations, cause increases in capital expenditures or production costs, or require abandonment or delays in the exploration or the development of either of our Projects.

Our activities are subject to environmental risks and compliance with environmental laws and regulations that are increasing and costly.

Our business is subject to environmental regulation in the jurisdictions in which we operate. Environmental laws and regulations at the local, state, and federal level could evolve in a manner that may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. These laws address, among other issues, emissions into the air, discharges into water, management of waste and hazardous substances, protection of natural resources, antiquities, endangered species, and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations at the local, state, and federal level and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our current and planned operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Projects or some portion of our business, causing us to reevaluate those activities at that time.

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

●	NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. Under NEPA, a federal agency must prepare an EIS detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.” The EPA will, and other federal agencies and any interested third parties can, review and comment on the scope of an EIS and the adequacy of and findings set forth in a draft and final EIS.
●	We began, in 2012, to undertake the NEPA process for the Bear Lodge REE Project. However, in 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended, including the EIS process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely.
●	The NRC, pursuant to its authority under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), oversees the regulatory framework governing the control of radioactive materials, including processing and/or beneficiation of REE that contain radioactive source materials such as uranium and thorium. The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight. If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required. As our operations are expected to exceed this concentration, we are required to follow the regulations pertaining to a license application for the Demonstration Plant project and the Bear Lodge REE Project. The Demonstration Plant project received the necessary NRC license in the third quarter of 2023. The licensing process, including NEPA review relating to the NRC licensing, when initiated for the Bear Lodge REE Project may cause delays or result in changes to the Bear Lodge REE Project design to mitigate impacts as required under the license.
●	Under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”) and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination or whether the owner or operator caused or knew of the release. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners

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
●	The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, and disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although certain mining, mineral processing and/or beneficiation wastes currently are exempt from regulation as hazardous wastes under RCRA, the EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal, and clean-up requirements.
●	The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining, processing and/or beneficiation activities. Our planned mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs to remain in compliance. In addition, permitting and licensing rules and issued permits may impose limitations on production levels or result in additional capital expenditures to comply with such rules or permits. In certain circumstances, private citizens may also sue sources of pollutants for alleged violations of the CAA.
●	The Clean Water Act, as amended (“CWA”), and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Violation of the CWA and similar state regulatory programs can result in civil, criminal, and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. They also can impose substantial liability for the costs of removal or remediation associated with such discharges. The CWA also requires a discharge permit for certain activities and requires the implementation of a Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of stormwater run-off. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by a permit issued by the U.S. Army Corps of Engineers.
●	The Safe Drinking Water Act, as amended (“SDWA”), and the Underground Injection Control (“UIC”) program promulgated thereunder regulate the drilling and operation of subsurface injection wells. The program requires that a permit be obtained before drilling a disposal well. The EPA directly administers the UIC program in some states, and in others the responsibility for certain aspects of the program has been delegated to the state. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.
●	The Endangered Species Act (“ESA”) regulates activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. The ESA protects threatened and endangered species primarily by prohibiting the unauthorized “taking” of listed species, which includes harassing or harming members of such species or significantly modifying their habitat. The ESA also requires consultation with other agencies in certain circumstances. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, the ESA authorized both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

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

In addition, both houses of Congress have considered legislation to reduce GHG emissions and many states have already taken legal measures to reduce GHG emissions, primarily through the development of GHG inventories, GHG emission fees, GHG permitting and/or regional GHG “cap and trade” programs. Most of these “cap and trade” programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission-reduction goal is achieved. The current U.S. presidential administration has made climate change legislation and regulation a priority, which increases the likelihood of increased regulation of GHG emissions. Although the U.S. had withdrawn from the Paris Agreement, the U.S. formally rejoined the Paris Agreement in February 2021, and, in April 2021, the Biden Administration set an economy-wide target of reducing its net greenhouse gas emissions by 50-52% below 2005 levels in 2030. With the U.S. recommitting to the Paris Agreement, additional executive orders may be issued, or federal legislation or regulatory initiatives may be adopted to achieve the Paris Agreement’s goals.

Legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Alternatively, climate change legislation could potentially benefit our business by driving demand for products utilizing rare earth containing products. We cannot predict how legislation and regulation will affect our financial condition, operating performance, or ability to compete. Even without such regulation, increased awareness, or any adverse publicity in the global marketplace about the rare earth industry’s potential impacts on the environment could harm our reputation and business. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in the areas in which we operate. These may include changes in precipitation, storm patterns and intensities, water shortages and changing temperatures. These factors may have an adverse impact on the cost, production, or financial performance of our operations.

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

Due to the relatively high cost of being a public company in the U.S., our Board of Directors may elect to voluntarily deregister our common shares under the Exchange Act and suspend our reporting obligations in the U.S., possibly in combination with an effort to list our common shares on a securities exchange. No Board approval of deregistration has taken place, but in the future, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15. We believe that we are eligible to deregister under the Exchange Act. If we were to file a Form 15, we expect that our common shares, which currently trade on the OTCQB Venture Marketplace, would not continue to be quoted on the OTCQB Venture Marketplace. Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our shareholders except as may be required by applicable laws or stock exchange rules. As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

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

Operating in the volatile and cyclical natural resource industry subjects us to numerous market factors outside of our control that could have significant and sometimes adverse impacts on our business. Such factors could include significant price declines for key rare earth materials, inflationary impacts on capital and operating costs, public opposition, poor financial and operating performance of other companies in the same industry sector, environmental incidents from resource projects, major technological advances that reduce demand for key rare earth products, unforeseen regulation, military conflict, such as the Russia/Ukraine war, the conflicts in the Middle East, terrorism, banking institution stability, or other geopolitical events that broadly impact the global or domestic economy or natural resource industry. To the extent that such events affect attitudes toward investments in the natural resource sector generally or the rare earths industry specifically, or impact the overall economic climate, could affect our ability to raise the additional capital needed to continue to advance our Projects and business plan.

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

We depend upon information technology systems, which are subject to cyber-attacks, disruption, damage, or failure and have risks associated with implementation and integration.

We depend upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage, or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters, and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, financial losses, unauthorized releases of confidential or otherwise protected information or the corruption of data. Furthermore, as artificial intelligence capabilities improve and are increasingly adopted, we may see cyber-attacks created through artificial intelligence. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. See “Item 1C. Cybersecurity” of this Annual Report for more information about the systems and processes we use to manage these risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due to the breadth of networks and systems we must defend against cybersecurity attacks and threat actors seeking to inflict harm on us; and the substantial level of harm that could occur to us were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended December 31, 2023, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in us incurring significant costs related to, for example, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools; however, we remain potentially vulnerable to known or unknown threats. In some instances, we and our suppliers may be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” of this Annual Report for more information on our cybersecurity risks and product vulnerability risks.

We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is maintained by a third-party technology firm. The third-party firm has processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things, annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools.

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to Company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors.

Our cybersecurity program is run by a third-party firm, which reports to our Chief Financial Officer (“CFO”). The third-party firm is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals within its team and through the use of technological tools and software. Our CFO regularly reports directly to the Audit Committee or the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least annually, or more frequently as determined to be necessary or advisable.

ITEM 2. PROPERTIES

Information concerning our mining property in this Annual Report has been prepared in accordance with the requirements of CFR Title 17, Subpart 229, Item 1300-1305 of Regulation S-K, which requires us to disclose our mineral resources and reserves as of the end of our most recently completed fiscal year for our material mining property.

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with Subpart 229, Item 1300 of Regulation S-K. Under Subpart 1300 of Regulation S-K and NI 43-101, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. We currently have no mineral reserves, and you are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A. Risk Factors” of this Annual Report.

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. It should not be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be considered when assessing the economic viability of a mining project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A. Risk Factors” of this Annual Report.

The information that follows relating to the Bear Lodge REE Project is derived from, and in some instances is an extract from, the TRS relating to the Bear Lodge REE Project prepared in compliance with CFR Title 17, Subpart 229, Item 601(b)(96) of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Annual Report. We are in the process of completing an NI 43-101 compliant technical report for the Bear Lodge REE Project, and we do not expect that there will be any material differences between the NI 43-101 compliant technical report and the information set forth below and contained in the TRS.

Qualified Persons

The scientific and technical disclosures about the Bear Lodge REE Project in this Annual Report have been reviewed and approved by:

●	Mr. Alan C. Noble, Professional Engineer, Ore Reserves Engineering;

●	Ms. Monica Barrero Bouza, Geologist, EurGeol; and
●	Mr. Jaye Pickarts, Professional Engineer, and consultant to the Company.

All three are qualified persons as defined by Regulation S-K (Subpart 229, Item 1300) and NI 43-101 (Standard of Disclosure for Mineral Projects). For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this Annual Report, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS on the Bear Lodge REE Project (as described below) which is included as an exhibit to this Annual Report.

Individual Property Disclosure

Bear Lodge Property

The Bear Lodge Property, which is located in Central Crook County, Wyoming, contains two projects, the Bear Lodge REE Project and the Sundance Gold Project. The Bear Lodge REE Project consists of the Bull Hill and Whitetail Ridge deposits and the exploration targets of East Taylor (“Taylor”) and Carbon Hill (“Carbon”) deposits, all of which are located near Sundance, Wyoming. The Bear Lodge REE Project also includes the proposed processing and separation plant as well as the Demonstration Plant (under construction) in Upton, Wyoming. See the property location map below. Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project.” We hold our interest in the Bear Lodge Property through our indirect wholly-owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

Bear Lodge Property – Location Map

We control 100% of the mineral rights at the Bear Lodge Property, consisting of unpatented mining claims and a right of repurchase on adjacent private land (Section 16). We hold 499 unpatented mining claims located on land administered by the USFS. The Bear Lodge Property is located within parts of Sections 5, 6, 7, 8, 9, 14, 15, 16, 17, 18, 19, 21, 22, 23, 26, 27, 28, 29, 30, 31, 32, 33, 34 and 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming. All of the public property mining claims are unpatented, such that the paramount title to the land is held by the U.S. All of the mineral resources identified in the TRS are located on mining claims that we hold.

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

Our 100% interest in the 499 unpatented mining claims was, in part, acquired from Phelps Dodge Exploration Company (now a subsidiary of Freeport-McMoRan Copper and Gold Inc. (“Freeport”) by way of a Mineral Lease and Option for Deed in 2000, and 404 claims were transferred from Newmont Mining Corporation (“Newmont”) to us in May 2010.

Some of our mining claims and a portion of a defined area of influence surrounding the claims were previously subject to a production royalty of 2% of net smelter returns (“NSR”) royalty payable to Freeport, but the Company purchased the NSR royalty in March 2009. We hold an unencumbered REE project, including all 499 unpatented mining claims, free of third-party royalties for REE production.

In order to maintain all claims in good standing, the Company is responsible for the payment of annual federal claim maintenance fees (currently $0.165/claim) and the recording of the annual claim maintenance and intent to hold notice with Crook County, Wyoming. All 499 unpatented claims included in the project are located on both federal and private lands and are subject to annual maintenance fees payable to the United States Bureau of Land Management. Mineral rights on the mining claims and the approximately 640-acre private parcel under the Repurchase Option provide the Company mineral and surface rights to explore, develop, and mine the Bear Lodge Property, subject to the prior procurement of required operating permits and approvals and compliance with applicable federal, state, and local laws, regulations, and ordinances.

Infrastructure

Exploration has been conducted on the Bear Lodge Property since 1949. In addition to Freeport, several mining companies have conducted exploration and drilling programs at or near the Bear Lodge Property since the discovery of mineralization. No mining operations were conducted at the Bear Lodge Property by any of the prior owners.

Motels, restaurants, gas stations, and other services are available at Sundance, Upton, and other nearby towns, and a greater variety of accommodations are available to the east in Spearfish, South Dakota. All necessary infrastructure, such as housing, food, fuel, etc. would be available in these towns or further to the west in Gillette and southeast in Newcastle. Water rights at the mine site are available through permitting by the Wyoming State Engineer’s Office; these water rights have not been secured at the time of reporting. Near the mine site, a power line, which requires upgrading, runs to within a mile of the Bear Lodge Property.

Supplies can be trucked to the Bear Lodge Property 60 miles (100 kilometers) from Gillette, which is located on both U.S. Interstate Highway 90 and rail lines. A Burlington Northern Santa Fe rail transport line is also located at Moorcroft, 34 miles (54 kilometers) west of Sundance, and at Upton, 40 miles (64 kilometers) south. The Powder River Basin contains multiple power plants, and Gillette, the largest city in the basin, would be a major logistics center for any development at the Bear Lodge Property. The current size of the mine property is sufficiently large to support a mining operation, with no foreseeable obstacles to expansion, subject to a favorable outcome regarding permitting.

Condition of the Property

We are not aware of any outstanding environmental liabilities associated with the Bear Lodge Property, except for the required reclamation work associated with our exploration and drilling activities. Previous exploration activities were approved by both the USFS and the Wyoming Department of Environmental Quality. We have an approved reclamation plan and have posted surety bonds to cover the required reclamation.

Additional local, state, and federal licenses and permits will be required for exploration, mining, processing and/or beneficiation operations, if we decide to proceed with further exploration or mine development and operations.

The Bear Lodge Property is an exploration stage property with no proven or probable reserves. There has been no historical production from the property.

The Bear Lodge REE Project

The Bear Lodge REE Project is located in Central Crook County, northeastern Wyoming, in the northwestern portion of the Black Hills uplift. The property is situated in the central Bear Lodge Mountains, a relatively small northwesterly trending range. The project is flanked to the west by the Powder River Basin, famous for its extensive coal mining, and is adjoined by the Great Plains to the southeast. See the property location map below.

The Bear Lodge REE Project lies about seven air miles (11 kilometers) or 12 road miles (19 kilometers) northwest of the town of Sundance (Wyoming), approximately 22 air miles (35 kilometers) west of the South Dakota state line, 55 air miles (89 kilometers) east of Gillette (Wyoming), and 230 miles (370 kilometers) north of Cheyenne, the Wyoming state capitol. Gillette is the headquarters for much of the Wyoming coal mining industry.

MONTANA
Bear Lodge
REE Project
SOUTH DAKOTA
WYOMING
NEBRASKA
UTAH
COLORADO
Sheridan
Big Horn
Park
Buffalo
Gillette
Sundance
Spearfish
Rapid City
Upton
Newcastle
Black Hills National Forest
Washakie
Hot Springs
Johnson
Campbell
Converse
Weston
Niobrara
Casper
Goshen
Natrona
Albany
Sublette
Sweetwater
Fremont
Platte
Laramie
Cheyenne
4900000
4800000
4700000
4600000
200000
300000
400000
500000
600000
700000
800000
900000
Legend
Powder River Basin
Wyoming Counties
Great Plains
Railroads
Black Hills National Forest
US primaryroads
US States
0
50
100
150 mi
0
100
200 km

Property Location
CRS: EPSG 26913 - NAD83/UTM zone 13N
(Map Grid in meters)

General Property Location Map

Geological Setting

The Bear Lodge Mountains of northeast Wyoming are part of the Black Hills Uplift, which has a northwesterly orientation and extends from the western South Dakota – Nebraska border through northeastern Wyoming into southeastern Montana. The exposed basement consists of Precambrian schist, gneiss, and granite overlain by Paleozoic and Mesozoic clastic and carbonate sedimentary rocks eroded from higher elevations. Eocene (Tertiary) alkaline intrusive and extrusive bodies in the northern Black Hills form an N70°-80°W trending belt that extends from Bear Butte in South Dakota through the Bear Lodge Mountains, Devil’s Tower, and Missouri Buttes in northeastern Wyoming.  These alkaline igneous rocks are represented by dikes, sills, stocks, laccoliths, diatremes, and ring complexes are associated with REE-enriched carbonatite dikes in the Bear Lodge alkaline-igneous complex.

The Bear Lodge alkaline-igneous complex is a northwest-trending alkaline intrusive dome with dimensions of approximately 10 kilometers NW-SE by six kilometers NE-SW. The complex consists predominantly of multiple intrusions of phonolite, trachyte, and other alkaline igneous rocks, and a variety of associated breccias and diatremes.

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

The 2013 drilling program involved infill drilling at the Whitetail Ridge deposit including 14 core holes for a total of 3,556.5 meters (11,698 feet). The second phase consisted of 21 core holes totaling 3,247 meters (10,651 feet) and six reverse circulation (“RC”) twin holes totaling 832 meters (2,730 feet). The RC twin holes were drilled using a center return hammer with the objective of minimizing hole erosion and obtaining assay data directly correlative to that from the adjacent core holes.

The 2014 program consisted of excavating a test trench along the southwestern flank of Bull Hill in August. The main mineralized zone was exposed and exploited to collect geological information, including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations. The program netted 700 tonnes of sample materials, the bulk of which is stored for current and future metallurgical work.

No exploration drilling was conducted from 2013 through the end of 2023 and no drilling or exploration activities are currently planned for 2024.

Mineralization

The Bear Lodge REE Project comprises two main areas represented by the Bull Hill and Whitetail Ridge deposits, as well as the exploration targets of the Carbon Hill and East Taylor deposits (see map below). All the deposits have carbonatite-related dikes and veins that range in size from hairline fracture veinlets to dikes that may exceed 80 feet (24.4 meters) in width. Lower-grade stockworks of veinlets commonly surround the higher-grade REE-bearing dikes and veins. Oxidized mineralization (FMR and OxCa) extends to depths of 500 to 600 feet (152 to 183 meters). Oxide zone REE mineralization is dominated by REE minerals of the bastnäsite group, with variable and typically subordinate quantities of monazite and cerianite. Oxide-carbonate mineralization contains a variable mix of bastnäsite group minerals and ancylite, with varied and subordinate amounts of monazite and cerianite.

Bull Hill District Grade Shells

REE mineralization is widespread on the property. However, the area proximal to the Bull Hill and Whitetail diatreme bodies is believed to be the most prospective for significant REE mineralization.

Bull Hill and Whitetail Ridge Deposits

The Bull Hill deposit mineralized bodies occur as steeply dipping, FMR-carbonatite dike swarms, and associated stockwork. Geological interpretation of results from the 2010–2014 drill and trench programs indicates that the Bull Hill deposit area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from a north-westerly to a north-easterly direction. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into OxCa and FMR bodies. The mineralized structures range in size from veinlets to large dikes more than 30 meters in width. The Bull Hill deposit consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters along strike and less than 100 meters in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters down dip.

The Whitetail Ridge deposit occurs about 700 meters northwest of the Bull Hill deposit. The REE mineralization consists of northwest- and north-striking FMR dikes, and an FMR stockwork zone that is also elongated northeasterly, with dimensions of roughly 380 meters by 290 meters. The enveloping gravity and radiometric geophysical anomalies and coincident soil geochemical anomalies are larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Drilling conducted from 2011 through 2013 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge diatreme.

Other Exploration Target Areas at the Bear Lodge REE Project

The discovery of high-grade REE mineralization at the East Taylor and the Carbon target areas expanded the area of known REE mineralization outside of the Bull Hill and Whitetail Ridge deposits. The data indicates that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters northwest-southeast by 1,300 meters northeast-southwest. The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor Target Area is located west of the Bull Hill deposit. Drill assay data from the East Taylor and the Carbon target areas identify these areas as zones of HREE-enrichment relative to the Bull Hill deposit. These two exploration target areas, along with the Whitetail Ridge deposit, are peripheral to the Bull Hill deposit. The discovery of these target areas indicates good potential for additional deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear to be particularly enriched in HREE.

Permitting and Licensing

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project. This process is essential to securing the permits and approvals necessary to move into production. In early 2012, we submitted the plan of operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013. The USFS selected a project manager and prime contractor for the preparation of the draft EIS, published notice in the Federal Register and completed necessary scoping work. The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative. The U.S. Army Corps of Engineers and the appropriate state and local government agencies were involved in the EIS process as cooperating agencies. On January 22, 2016, our Board of Directors decided to conserve cash due to the difficult market conditions and suspended all permitting and licensing efforts, including the EIS process. We notified the USFS and cooperating agencies, the NRC, and the state of Wyoming of our decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. During 2022, the Company undertook environmental sampling to update the baseline environmental data for the Bear Lodge REE Project.

The Company will be required to obtain permits and licenses to further develop the Bear Lodge REE Project from the USFS, the Wyoming Department of Environmental Quality Land Quality Division (WDEQ-LQD), and the NRC.

Processing and Decommissioning

The Company is proceeding with the construction of a rare earth processing and separation Demonstration Plant. The Demonstration Plant is scheduled to be in operation in mid-2024. The Demonstration Plant is expected to advance the Company’s proprietary processing and separation technology and generate the operational and economic data necessary for the design of a commercial-scale facility.

Reclamation of mining-related facilities are planned to occur during mine operations, where applicable, and upon completion of mining and stockpiling of materials. Other facilities would be reclaimed as soon as the stockpiled materials are depleted.

Mineral Resource Estimate

In March 2024, the Company announced the completion of a new mineral resource estimate based on maximizing the recovery of La and the key magnet materials of Nd, Pr, Tb, and Dy. The estimate was focused on the oxide zone of the Bull Hill deposit at the Bear Lodge REE Project with long-term upside existing in the Carbon, Whitetail, and Taylor deposits. The resource estimate was based on 252 core holes drilled between 2009 and 2013, including 20,491 assay intervals that totaled 186,712 feet (56,910 meters) of drilling from the Company’s drill hole database. The estimate also used the economic data generated from the 2021 pilot plant testing of the Company’s proprietary processing and separation technology. The resource estimate focuses on the Ox and OxCa zones of the Bull Hill deposit, which are considered the best plant feed and are expected to have the best recoveries and costs by utilizing the Company’s innovative technology.

The Bull Hill deposit estimates of measured, indicated, and inferred mineral resources, based on a base-case cutoff grade for resource reporting of 2.18% TREO, are summarized in Table 1 below. The effective date of this mineral resource estimate is December 31, 2023 (Table 1).

Table 1. Bull Hill TREO Mineral Resource Summary for the Total Oxide (Ox & OxCa)
at the End of the Fiscal Year Ended December 31, 2023

Resource Class	Cutoff %TREO	Metric Tonnes	%TREO	Contained TREO Metric Tonnes	Recovered TREO Metric Tonnes	Recovered NdPr Metric Tonnes
		(millions)		(000’s)	(000’s)	(000’s)
Measured mineral resources	2.18	2.04	4.53	92.4	60.6	18.4
Indicated mineral resources	2.18	3.98	3.85	153.1	99.9	31.3
Measured & indicated (M&I) mineral resources	2.18	6.02	4.08	245.5	160.5	49.7
Inferred mineral resources	2.18	1.90	3.61	68.5	44.9	14.4

Notes:

1.
Mineral resources do not have demonstrated economic viability. There is no guarantee that any part of the mineral resource will be converted to mineral reserves in the future. All figures in the above table have been rounded to reflect the accuracy of the grade and tonnage estimates.
2.
This mineral resource estimate is reported in accordance with Regulation S-K (CFR Title 17 Part 229 Items 1300–1305) at a cut-off grade of 2.18% TREO.
3.
Only certain rare earth elements (La, Nd, Pr, Dy, and a heavy rare earth element mixed oxide, including Yb, Tm, Tb, Er, Ho, Lu) are considered payable for pit optimization purposes.
4.
The estimated overall NdPr process recovery is 90%.
5.
[The point of reference for mineral resource is in situ mineralization.

At December 31, 2023, we had no proven or probable mineral reserves. The metallurgical recoveries, pay factors, and commodity price assumptions used in the preparation of the mineral resource estimate are shown in Table 2 below. Additional information about these assumptions is provided in Chapter 11 of the TRS.

Table 2. Pay Factors, Hydromet Plant Recoveries and Rare-Earth Elements Prices

Element	Pay Factor	Hydromet Plant Recoveries	Prices (US $ /Kg)
La (Lanthanun)	1	0.907	0.93
Nd (Neodymium)	1	0.898	77.25
Pr (Praseodymium)	1	0.902	76.48
Dy (Dysprosium)	0.75	0.835	320
*HREE (Yb+Tm+Tb+Er+Ho+Lu)	0.5	0.816	1200
Ce (Cerium)	0	0.336	0
Sm (Samarium)	0	0.912	0
Eu (Europium)	0	0.913	0
Gd (Gadolinium)	0	0.924	0
Y (Ytrrium)	0	0.788	0

*HREE (Heavy Rare Earth Elements) = Ytterbium (Yb)+Thulium (Tm)+ Terbium (Tb)+ Erbium (Er)+Holmium (Ho)+Lutetium (Lu)

Data Verification

The Company obtained the geological, exploration, and drilling data package from Phelps Dodge and Newmont Corporation, covering most of the work done on the property by various companies and claim owners through 1996. From 2006 until spring 2010, the Company conducted its own REE drilling programs throughout the Bear Lodge Property under a joint venture agreement with the Newmont Mining Corporation (“Newmont”), with the Company maintaining a separate database of REE drilling results. While the Company continued focusing on the exploration for REEs, Newmont's efforts continued in gold exploration. Separation of the two exploration drilling programs for REEs and gold, and their respective drilling data continued through the 2009 drill season when the Company assumed control of the program with the termination of Newmont's interest in the property in May 2010.

Drill hole data prior to 2008 has not been used for resource estimates.

From 2008 through 2010, the Company compiled analytical data in Excel, Access, and Datamine for use in GIS and 3D mapping software. Between 2010 and 2011, a drill data management system was implemented by EDM Solutions. The drill data management database was built on an MS SQL SERVER platform and was hosted on a secure “Cloud” server with restricted access. Security and backup features were built into the system and were considered industry standard. The data is currently maintained in the Company’s archives.

All on-site drilling programs conducted by the Company were supervised by experienced geology professionals. Company geologists and consultants from Ore Reserves Engineering conducted extensive reviews and verified data from the 2009 – 2013 drilling programs, for use in the TRS resource estimate.

Drill hole collar surveys for all 2008 through 2013 core holes were surveyed by Bear Lodge Ltd., professional engineers and land surveyors based in Sundance, Wyoming. Down-hole surveys were conducted on all core holes drilled by Company personnel from the 2008 through 2013 drill programs.

REE assays for the 2009, 2012, and 2013 programs were conducted by Activation Laboratories of Ancaster, Ontario, and assays for the 2010 and 2011 drill programs were done by ALS Laboratories. Both laboratories are independent, ISO 9001 accredited and operate to standards consistent with ISO 17025 methods.

Dr. Jeffrey Jaacks of Geochemical Applications International Inc. conducted a review of the results for the quality assurance and quality control (QA/QC) program used in rare earth element assaying for the Bear Lodge exploration drill programs (2009-2013). Dr. Jaacks, in his review, concluded that the 2009-2013 drill program analysis/assays to be of an acceptable quality and appropriate for resource estimation.

Rare Earth Processing and Separation Demonstration Plant Project

A consortium of companies, of which the Company is a member, and which is led by General Atomics, has secured with the DoE a $21,900 Assistance Agreement for the engineering, construction, operation and decommissioning of a rare earth separation and processing Demonstration Plant to be located in Upton, Wyoming at a leased industrial site near infrastructure (the “Demonstration Plant”). The consortium created by General Atomics, an affiliate of Synchron, includes certain of General Atomics’ affiliates, the Company, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the demonstration project in November 2021, and the Company’s contractual arrangement with General Atomics was finalized in December 2021. The DoE funding represents approximately one-half of the total originally estimated costs for the project.

Pursuant to the Cost Share Funding Assumption Agreement, dated as of November 30, 2021, between the Company and General Atomics, the Company agreed to assume and pay for the approximately one-half non-federal costs incurred by General Atomics and the consortium for the design, construction, operation, and decommissioning of the Demonstration Plant. The original estimate for the non-federal cost-share funding for the Demonstration Plant was secured by the Company through the rights offering that closed in December 2021 and is more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report as is the rights offering that closed in March 2024 and raised gross proceeds of approximately $35,800 to fund further Demonstration Plant activities and other Company initiatives.

The purpose of the Demonstration Plant is to process and separate certain rare earth elements from previously stockpiled high-grade sample materials from the Bear Lodge REE Project, utilizing the Company’s proprietary extraction and separation processes. The Demonstration Plant has been designed as a demonstration-scale facility that will produce high-

purity NdPr, as well as other rare earth oxides. Successful operation will serve as a precursor to a future full-scale production facility.

Demonstration Plant Permitting and Licensing

On July 31, 2023, the NRC issued the Company a Source Material License. This license is necessary to allow the processing of previously stockpiled material from the Bear Lodge REE Project at the Company’s Demonstration Plant. In November 2023, the DoE’s Office of Energy Efficiency and Renewable Energy finalized its NEPA review of the Company’s Demonstration Plant issuing a FONSI, completing the federal permitting activity required for construction of the Demonstration Plant. Finally on December 21, 2023, the DoE’s Office of Energy Efficiency and Renewable Energy issued a Project Continuation Notice following its approval of the budget for construction of the Company’s Demonstration Plant. This approval, along with the completion of the DoE’s NEPA review, allowed for the commencement of the construction of the Demonstration Plant.

The Demonstration Plant will encompass the physical processing of the sample materials followed by chemical processing to extract selected elements. All chemicals will be managed in accordance with federal, state, and local environmental and safety regulations. The Company has obtained a source materials possession license from the NRC as well as an air quality permit from the WDEQ. A road use permit was secured from the USFS to improve the access road to the sample storage location. All licenses and permits required for the construction of the Demonstration Plant have now been secured.

As part of the project licensing with the NRC, the Company has secured and maintains, on behalf of the Demonstration Plant project, a reclamation bond in the amount of $917 and has posted cash collateral of $183 as security for the bond. The ultimate clean-up and any associated decommissioning costs of the Demonstration Plant are the responsibility of the Company and payment of these costs will be handled through the Cost Share Funding Assumption Agreement.

Demonstration Plant Project Schedule

To achieve the Demonstration Plant project objectives, the schedule is divided into three distinct performance periods, which commenced on October 1, 2021. During the performance periods, there are three DoE go/no go decision points.

●	Performance Period 1: Design, Permitting and Licensing Commencement – 15 months
●	Performance Period 2: Procurement and Construction – approximately 15–17 months
●	Performance Period 3: Operations – approximately 12 to 15 months

The objective of Performance Period 1, which was achieved in December 2022, was the completion of the design of the facility and the establishment of requirements and standards to support the subsequent procurement of process equipment, as well as commencement of permitting and licensing. Licensing and permitting was extended into Performance Period 2 and achieved in early 2024. The objective of Performance Period 2, now underway, is the final procurement of the process equipment and the construction of the Demonstration Plant. The objective of Performance Period 3 is the actual operation of the Demonstration Plant itself in accordance with all local, state, and federal permits, licenses, and regulations.

The first DoE go/no-go decision point occurred upon final design and was achieved in December 2022. The second go/no go decision point followed the completion of the NRC licensing and DoE NEPA review, and occurred in December 2023, and the third go/no go decision point is at the completion of construction of the plant and achieving readiness for operations and is expected in mid-2024.

End-of-Project Goals

The goal of the project is to build and operate a permitted and licensed Demonstration Plant that:

●	demonstrates the separation of NdPr at commercially required purity levels;
●	produces commercial-purity NdPr as well as mixed light/medium REE concentrate, subject to further refining;
●	provides a path for the separation of other rare earths, including Sm, Dy and other essential heavy elements;

●	provides a basis for economic scale-up to future commercial capacity;
●	provides a basis for the demonstration of improved separation economics with expected fewer process steps and a smaller closed-cycle plant as compared with traditional processing methods; and
●	demonstrates a process which may be capable of processing feed from other sources, either from the U.S. or other allied countries.

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property. The Sundance Gold Project consists of 288 unpatented lode mining claims adjacent to the Bear Lodge REE Project in Crook County, Wyoming. In 2011, we published an NI 43-101 compliant technical report that now contains dated estimates of inferred mineral resources on the Sundance Gold Project. As a result of the Company’s current focus on the Bear Lodge REE Project, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011 and none is currently planned. We have not done sufficient work to classify the historical estimate as a current estimate of mineral resources, mineral reserves, or exploration results, and we are not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Mine Safety and Health Administration pursuant to the Federal Mine Safety and Health Act of 1977 (the “Mine Safety and Health Act”). During the year ended December 31, 2023, the Company was not subject to any regulation by the Mine Safety and Health Administration under the Mine Safety and Health Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of March 12, 2024, we had approximately 46 shareholders of record who hold 511,111,557 issued and outstanding common shares.

DIVIDEND POLICY

We do not anticipate that we will declare any dividends in the foreseeable future. Payment of any future dividends, if any, will be at the discretion of the Board of Directors after taking into account many factors, including our operating results, financial conditions, and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2023, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2023 that were not previously included in a Current Report on Form 8-K or Quarterly Report on Form 10-Q of the Company.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2023, we had two equity compensation plans under which our common shares had been authorized for issuance to our officers, directors, employees, and non-employee consultants: our 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”), and our 2022 Equity Incentive Plan (the “2022 Plan”), which was approved by our Board on June 22, 2022 and adopted by our shareholders on August 23, 2022.

The following table sets out those securities of the Company which have been authorized for issuance under each equity compensation plan at December 31, 2023:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options and	outstanding options and	(excluding securities reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2011 Plan	3,455,000	$1.47	Nil
2022 Plan	1,270,000	$0.39	15,966,689
Total	4,725,000	$1.18	15,966,689

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

We believe that we were a PFIC for the year ended December 31, 2023. We expect that we will be a PFIC for the year ending December 31, 2024, and that we may also be a PFIC for subsequent years. The tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2023, or that we will or will not be a PFIC for the year ending December 31, 2024, or for any future year. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

A U.S. Holder who makes a QEF election for our common shares but not for shares of a lower-tier PFIC will be taxable under the excess distribution regime on gain that we recognize on the sale of shares of any such lower-tier PFIC. Any U.S.

Holder who makes a mark-to-market or deemed sale election for our common shares could be subject to the PFIC rules with respect to income of a lower-tier PFIC, even though the value of such lower-tier PFIC already was subject to tax via mark-to-market or deemed sale adjustments.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 19, 2024. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OVERVIEW AND OUTLOOK

Our primary focus has been and continues to be the engineering, permitting, licensing, construction, and operation of the Demonstration Plant at the planned location site in Upton, Wyoming. If successful, this Demonstration Plant will show that our propriety extraction technology is able to process and separate certain REEs from high grade sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional processing methods and will serve as a precursor to inform the design and estimated cost for a future full-scale production facility.

During 2023, the Company, along with the other consortium members, continued their work on the Demonstration Plant, and this work is expected to continue through the project’s expected completion date in 2025. In December 2022, the

Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the project as provided for in the 2021 award grant. A second milestone was achieved with the completion of permitting activities in the fourth quarter of 2023, allowing for the Demonstration Plant’s construction. Operations to process and separate the REE from the stockpiled mineral sample are expected to follow the completion of the Demonstration Plant’s construction for an additional 12-to 15-month period.

In June 2023, the Company entered into a Funding Agreement with the WEA for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with the funds raised from the Company’s 2021 rights offering, will be used to fund the Company’s fifty percent (50%) share of the Demonstration Plant’s originally estimated cost of approximately $43,800 with the other fifty percent of the funding coming from the DoE. Through December 31, 2023, the Company had paid a total of $15,700 toward its share of the expected cost of the Demonstration Plant (see Note 4 to our Consolidated Financial Statements for a more complete discussion). As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total but no grant funds had yet been received. This $2,000 was subsequently received on January 31, 2024 (see Note 14 – Subsequent Events).

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. Accordingly, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project costs and further project objectives. In part to fund the Company’s share of these cost increases, the Company announced, during December 2023, its intention to launch a rights offering to raise approximately $36,000 in gross proceeds. In March 2024, the Company completed the rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. The proceeds from this rights offering will be used to progress the Company’s business strategy to support commercialization and fund activities to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, acquiring real property, updating the mineral resource model and technical reports, and advancing permitting, environmental support, and basic engineering, as well as for other general corporate purposes. Even with these funds, however, the Company will still require substantial additional funds for the full permitting, development, and buildout of the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Summary

Our consolidated net loss for the year ended December 31, 2023 was $8,996, or $0.04 per share, compared with our consolidated net loss of $9,426, or $0.04 per share, for the same period in 2022. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either year.

Exploration and Evaluation

Our exploration and evaluation costs totaled $8,242 for the year ended December 31, 2023, compared with $4,155 for the same period in 2022. This increase of $4,087 was largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement (as defined below). See Note 4 to the Consolidated Financial Statements for a more complete discussion of this Cost Share Agreement.

Corporate Administration

Our corporate administration costs decreased by $2,278 on a comparative year-over-year basis, falling from $5,106 in the year ended December 31, 2022 to $2,828 for the year ended December 31, 2023. This decrease was largely driven by a decrease in our stock-based compensation costs of $2,453.

Interest Income

For the years ended December 31, 2023 and 2022, the Company generated interest income of $476 and $258, respectively, on investments of its excess cash balances. The increase in 2023 interest income was primarily the result of the substantially higher short-term interest rates that existed during the year, partially offset by the lower average cash balances available for investment during the year ended December 31, 2023.

Grant Income

During December 2023, the Company recognized grant income of $2,000 with the achievement of the first milestone under the WEA Funding Agreement. There were no such transactions for the year ended December 31, 2022. See Note 5 to the Consolidated Financial Statements for a more complete discussion of the WEA Funding Agreement.

Accretion Expense

For the years ended December 31, 2023 and 2022, we recorded accretion expense of $283 and $284, respectively, related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 or greater than $1,850 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the Repurchase Option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 8 to the Consolidated Financial Statements for a more complete discussion of the Repurchase Option.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities increased by $2,307, rising to $11,706 for the year ended December 31, 2023 from $9,399 for the year ended December 31, 2022. This change was largely attributable to the $2,300 increase in cash advances paid under the Cost Share Agreement during the year ended December 31, 2023 as compared to the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, the Company advanced funds of $9,000 and $6,700, respectively, under the Cost Share Agreement for work on the Demonstration Plant.

Investing Activities

Net cash used in investing activities of $4 for the year ended December 31, 2023 resulted from a $12 sale of non-essential equipment, offset by a $16 purchase of equipment. There were no similar transactions during the year ended December 31, 2022.

Financing Activities

During the year ended December 31, 2023, the Company received $31 from the exercise of 455,000 stock options. There was no cash received from stock option exercises during 2022 as all stock option exercises were net share settled. Additionally, during 2023 and 2022, the Company made payments of $25 each year to extend the Repurchase Option.

Liquidity and Capital Resources

At December 31, 2023, we had a working capital balance of $7,809 which represented a decrease of $9,819 from our December 31, 2022 working capital balance of $17,628. This decrease was largely the result of amounts paid by the

Company during the year ended December 31, 2023 under the Cost Share Agreement of $9,000 and for the payment of other ongoing expenses being partially offset by the $2,000 increase in the WEA grant receivable balance.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. The WEA grant is a cost-reimbursement award that is available to the Company for the reimbursement of Demonstration Plant expenses. As of December 31, 2023, the WEA had been invoiced for the first $2,000 of the $4,400 grant total for the achievement of the first milestone under the WEA Funding Agreement. The Company received payment of this $2,000 in January 2024. The remaining $2,400, which is conditioned on the achievement of future milestones, will be invoiced to the WEA upon achievement of those milestones.

Inclusive of amounts already advanced of $15,700 through December 31, 2023, the Company’s share of the total costs under the Cost Share Agreement are expected to exceed $22,000 over the life of the Demonstration Plant project. As a result, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project cost and further project objectives. To address these further funding needs, the Company announced on December 5, 2023 its intention to launch a rights offering to raise approximately $36,000 in gross proceeds. In March 2024, the Company completed the rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate.

With the funds raised from the 2024 rights offering, the Company will have sufficient funds to complete construction and operation of the Demonstration Plant; however, even with these funds and the expected receipt of the remaining WEA grant monies, the Company will still require substantial additional funds to complete fully the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

As previously discussed, in January 2021, the DoE announced that a consortium of companies, which includes the Company, led by General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor, was selected for a potential financial award in the amount of $21,900 for the engineering, construction and operation of a rare earth separation and processing Demonstration Plant.  The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) between General Atomics and the DoE with respect to the engineering, permitting, and licensing, construction, and operation of the Demonstration Plant. The Cooperative Agreement provides that up to approximately $43,800 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

Pursuant to the terms of the Cost Share Agreement, the Company is obligated to make payments totaling $21,900 to General Atomics, as leader of the consortium, for its share of the assumed costs for the Demonstration Plant, $15,700 of which had been paid through December 31, 2023.

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

Our Bear Lodge REE Project reclamation obligation is secured by a surety bond held for the benefit of the state of Wyoming in an amount determined by the applicable federal or state regulatory agency. We also maintain a surety bond for the reclamation of the Demonstration Plant property.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining and processing operation of the future costs the Company expects to incur to complete the reclamation and remediation work required to comply with existing laws and regulations. These estimates require considerable judgment and are sensitive to changes in underlying inputs and assumptions. Such changes, including, but not limited to, (i) changes to environmental laws and regulations, which could increase the scope and extent of work required, (ii) changes in the timing of reclamation and remediation activities, which could occur over an extended future period and (iii) changes in the methods and technology utilized to settle reclamation and remediation obligations, could have a material impact on our business, financial condition, results of operations and cash flows.

Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes. The Standard requires an asset and liability approach for financial accounting and reporting for income taxes and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to losses from inception, the Company has no tax liability. Currently, the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes as a full valuation allowance has been recorded against the deferred tax assets.

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2023 and 2022, no income tax expense had been incurred or accrued.

New Accounting Pronouncements

As of December 31, 2023, the Company had adopted all accounting pronouncements affecting the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Reports of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rare Element Resources, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rare Element Resources Ltd. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We consider management’s assessment and accounting of the cost share agreement as a significant audit matter because of the significant judgements required by management to determine the activity completed in accordance with the agreements. This required a high degree of auditor judgement and an increased extent of effort to address these matters.

Addressing the matter involved gaining an understanding of the process to account for the cost share agreement. We obtained and interpreted the cost share agreement and subcontracts to ensure the amounts were consistently applied. We evaluated management’s analysis and compared that to applicable accounting guidance. Finally, we obtained the Company’s fund flows and examined the costs used in their calculation to ensure they were in accordance with the agreements.

/s/ Haynie & Company

Haynie and Company

Salt Lake City, Utah

March 19, 2024

We have served as the Company’s auditor since 2022.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except shares outstanding)

	December 31,
	2023	2022
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$3,633	$15,523
Grant receivable (Note 5)	2,000	—
Due from related party (Note 4)	179	174
Prepaid to related party (Note 4)	3,435	2,142
Prepaid expenses and other	503	140
Total Current Assets	9,750	17,979

Equipment, net	29	15
Restricted cash	186	—
Right of use asset (Note 6)	179	273
Investment in land (Note 8)	600	600
Total Assets	$10,744	$18,867

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$291	$227
Repurchase option (Note 8)	1,539	—
Lease liability, current (Note 6)	111	124
Total Current Liabilities	1,941	351

Reclamation obligation	182	132
Lease liability, long-term (Note 6)	92	168
Repurchase option (Note 8)	—	1,281
Other long-term liabilities	92	—
Total Liabilities	2,307	1,932

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at December 31, 2023 and December 31, 2022 of 212,968,451 and 212,515,951, respectively	136,937	136,906
Additional paid in capital	29,140	28,673
Accumulated deficit	(157,640)	(148,644)
Total Shareholders’ Equity	8,437	16,935

Total Liabilities and Shareholders’ Equity	$10,744	$18,867

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars, except per share and common share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(8,242)	$(4,155)
Corporate administration	(2,828)	(5,106)
Depreciation and amortization	(102)	(100)
Total operating expenses	(11,172)	(9,361)

Non-operating income (expense):
Interest income	476	258
Grant income	2,000	—
Accretion expense	(283)	(284)
Interest expense	(29)	(39)
Gain on sale of equipment	12	—
Total non-operating income (expense)	2,176	(65)

Net loss	$(8,996)	$(9,426)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	212,686,616	212,475,088

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	For the year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,996)	$(9,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Accretion expense	283	284
Right of use asset amortization	100	99
Lease liability	(96)	(85)
Stock-based compensation	467	2,920
Reclamation obligation	50	—
Other	(179)	(25)
	(8,369)	(6,232)

Changes in working capital:
Due from related party	(5)	(68)
Grant receivable	(2,000)	—
Prepaid expenses and other	(1,396)	(2,207)
Accounts payable and accrued liabilities	64	(892)
Net cash used in operating activities	(11,706)	(9,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	12	—
Purchase of equipment	(16)	—
Net cash used in investing activities	(4)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock option exercise	31	—
Repurchase option payment	(25)	(25)
Net cash provided by (used in) financing activities	6	(25)

Net change in cash, cash equivalents and restricted cash	(11,704)	(9,424)
Cash, cash equivalents and restricted cash- beginning of the period	15,523	24,947
Cash, cash equivalents and restricted cash- end of the period	$3,819	$15,523

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of December 31,
	2023	2022
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement:
Cash and cash equivalents	$3,633	$15,523
Restricted cash, long-term	186	—
Total of cash, cash equivalents and restricted cash - end of period	$3,819	$15,523

Supplemental disclosure with respect to cash flows – Note 12

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	212,466,889	$136,906	$25,753	$(139,218)	$23,441
Stock option exercise	49,062	—	—	—	—
Stock-based compensation	—	—	2,920	—	2,920
Net loss	—	—	—	(9,426)	(9,426)
Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935

Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock option exercises	455,000	31	—	—	31
Stock-based compensation	—	—	467	—	467
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(8,996)	(8,996)
Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element holds a 100% interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits that comprise one of the highest-grade REE deposits identified in North America. In addition, to neodymium-praseodymium (“NdPr”), the Bear Lodge REE Project has a favorable distribution of a number of other critical rare earth elements. The Company also holds a 100% interest in the Sundance Gold Project that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge Property. Given the Company’s longstanding focus on the Bear Lodge REE Project and the current interest in REE, the advancement of the Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future.

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

To address the Company’s funding needs, in December 2021, the Company completed a rights offering for gross proceeds of approximately $25,400. The Company is using the net proceeds from the rights offering for the permitting, licensing, engineering, and planned construction, and operation of the Demonstration Plant near the Company’s Bear Lodge REE Project. The previously noted $21,900 financial award from the DoE was expected to fund approximately one-half of the originally expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the rights offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed more fully in Note 5, and other funding sources, as necessary. Due to inflationary pressures, the initial Demonstration Plant project cost estimate of $43,800 has increased and as a result on December 5, 2023, the Company announced its intention to launch a rights offering to raise approximately $36,000 in gross proceeds. In March 2024, the Company completed the rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. The Company plans to use the net proceeds from the rights offering to progress the Company’s business strategy to support commercialization and fund activities to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, acquiring real property, updating the mineral resource model and technical reports, and advancing permitting, environmental support, and basic engineering, as well as for other general corporate purposes. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Demonstration Plant or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

During 2022 and 2023, the Company continued its work on the Demonstration Plant project. This work is expected to continue through the Demonstration Plant’s expected completion date in 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone marking the completion of the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant. The completion of these milestones were each gating events for the DoE’s continued funding as provided for in the 2021 award grant. With the completion of this second gating event, the Demonstration Plant’s construction is now underway and is expected to be completed in mid-2024. Operations to process and separate the REE from the sample materials are expected to follow the completion of the Demonstration Plant’s construction for an additional 12-to-15-month period.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of December 31, 2023, the Company had cash and cash equivalents of $3,633. During the year ended December 31, 2023, we consumed cash of $11,706, of which approximately $9,000 was used for the payment of costs associated with the Demonstration Plant project, with the remainder having been used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties and mining claims.

2. BASIS OF PRESENTATION

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and are inclusive of the accounts of Rare Element Resources Ltd. and its directly held wholly owned subsidiary, Rare Element Resources, Inc. All numbers in the consolidated financial statements are presented in U.S. dollars (in thousands), unless otherwise denoted.

Reclassifications

Certain amounts for the year ended December 31, 2022 have been reclassified to conform to the 2023 presentation. Total assets, liabilities, equity, and net loss did not change for the prior periods due to the reclassifications.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2023 and 2022, cash and cash equivalents consisted of $3,633 and $15,523, respectively, of funds held in bank and investment accounts with financial institutions in the United States.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At December 31, 2023, the Company had $186 in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

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

The Company currently has no proven and probable reserves, and you are specifically cautioned not to assume that any part or all of our mineral resources will ever be converted into mineral reserves, as defined by the SEC or NI 43-101. See “Item 1A. Risk Factors” of this Annual Report.

Reclamation Obligations

The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reclaims the disturbance from its exploration programs on an ongoing basis; therefore, the portion of its reclamation obligation corresponding to its exploration programs expected to be settled in the near term is classified as a current liability. The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven or probable mineral reserves as defined under Item 1300 of Regulation S-K, the timing of these reclamation activities is uncertain as the reclamation areas will only be utilized once the Bear Lodge REE Project is operating. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the reclamation obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method. We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation associated with our Bear Lodge Property.

The Company’s reclamation obligation is secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by the applicable federal or state regulatory agencies. The Company’s reclamation obligation, which increased from $132 as of December 31, 2022 to $182 as of December 31, 2023, was due to a revision in this estimate.

Depreciation

Depreciation is computed using the straight-line method. The Company depreciates computer equipment, furniture and fixtures and geological equipment over a period of three to ten years. The Company depreciates vehicles over a period of five years.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that the entire or some portion of the deferred tax asset will not be recognized.

Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method. Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive. At December 31, 2023 and 2022, we had 4,725,000 and 4,160,000 of potentially dilutive securities, respectively, related to outstanding stock options.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2023 and 2022 are presented in the following table:

Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,301	$3,301	$—	$—
Grants and related party receivables	2,179	2,179	—	—

Fair value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,216	$5,216	$—	$—
U.S. Treasury bills	9,961	9,961	—	—
Related party receivable	174	174	—	—

Money market funds and U.S. Treasury bills are valued at cost, which approximates fair value.  These amounts are included on the balance sheet in cash and cash equivalents at December 31, 2023 and 2022.

Recently Issued Accounting Pronouncements

No recent accounting pronouncements are applicable to the Company at this time.

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder), and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. The DoE’s share of the Demonstration Plant project funding is $21,900 and represents approximately one-half of the total originally estimated costs for the project. The Demonstration Plant is planned to process already stockpiled high-grade sample materials from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provides that up to approximately $43,800 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant near the Bear Lodge REE Project in Upton, Wyoming.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Pursuant to the terms of the Cost Share Agreement, the Company has made payments to General Atomics, as leader of the consortium, totaling $15,700 through December 31, 2023, for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties.

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

The following table summarizes transactions under the Cost Share Agreement for the years ended December 31, 2023 and 2022:

	2023	2022
Balance of funds remaining on deposit with General Atomics as a prepaid expense at beginning of year	$2,142	$—
Funds transferred to General Atomics during the year	9,000	6,700
Company's share of Demonstration Plant project costs incurred during the year	(7,707)	(4,558)
Balance of funds remaining on deposit with General Atomics as a prepaid expense at end of year	$3,435	$2,142

The following table summarizes the related party receivable activity with General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement for the years ended December 31, 2023 and 2022:

	2023	2022
Balance of receivables due from General Atomics at beginning of year	$174	$106
Reimbursable costs incurred by the Company during the year	1,319	900
Reimbursements received from General Atomics during the year	(1,314)	(832)
Balance of receivables due from General Atomics at end of year	$179	$174

Subsequent to year-end, the Company received payments totaling $179 from General Atomics for all amounts owing under the Cost Share Agreement at December 31, 2023.

5. WYOMING ENERGY AUTHORITY GRANT

In June 2023, the Company, and the WEA entered into a Funding Agreement (the “WEA Funding Agreement”) pursuant to which the WEA agreed to fund, subject to certain conditions, a $4,400 grant to the Company, the proceeds of which are to be used for the Demonstration Plant. Pursuant to the WEA Funding Agreement, the grant is to be paid upon the WEA’s receipt of invoices from the Company detailing its actual expenses relating to the Demonstration Plant (half of which funds will be allocated to two milestone periods during the development process), less a 10% (or $440) retainer, the payment of which is conditioned upon the WEA’s receipt following the commencement of the Demonstration Plant’s operations of an invoice and the Company’s final executive summary report in a form to be approved by the WEA. Pursuant to the WEA Funding Agreement, the funding for the Demonstration Plant will be provided to the WEA from the Energy Resources Council (the “ERC”) and is further conditioned upon the availability of government funds that are appropriated or allocated for the payment of the grant and which may be limited for any reason, including congressional, legislative, gubernatorial, or administration action.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The WEA Funding Agreement will terminate when the funding has been fully disbursed, but no later than December 31, 2025, unless terminated sooner by either party in accordance with the terms of the WEA Funding Agreement. The WEA Funding Agreement may be terminated (i) by either party if the WEA does not receive the requested funding from the ERC or if the grant funds are not allocated or available for the continued performance of the WEA Funding Agreement, or (ii) by the WEA immediately for cause if the Company fails to perform in accordance with the terms of the WEA Funding Agreement.

The following table summarizes transactions under the WEA Funding Agreement for the years ended December 31, 2023 and 2022:

	2023	2022
Grant receivable due from WEA at beginning of year	$—	$—
Grant amounts invoiced to WEA during the year	2,000	—
Grant reimbursements received from WEA during the year	—	—
Grant receivable due from WEA at end of year	$2,000	$—

The Company received payment in January 2024 of the $2,000 grant receivable balance at December 31, 2023. The remaining $2,400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those milestones have been achieved (expected in 2024).

Because there is no specific guidance under U.S. GAAP that addresses the recognition and measurement of government assistance received by non-government entities, the Company has elected to account for the WEA grant by analogy to the guidance provided under U.S. GAAP for government assistance to non-business entities. Under this guidance, any recognition of the grant is deferred and only gets recorded in the grantee’s financial statements if and when the applicable gating condition(s) have been substantially met. Accordingly, the Company has only recognized in its December 31, 2023 financial statements the $2,000 associated with the achievement of the first milestone.

6. LEASES

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

Effective September 21, 2021, the Company entered into a lease agreement for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewal terms. During June 2023, the lease was renewed, extending the termination date to September 30, 2024. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The lease agreement provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. For purposes of the following table, payments under the lease are assumed to run through September 30, 2025, the end of the lease renewal period most closely following the completion of Demonstration Plant operations. If the completion of the Demonstration Plant operations extends past September 2025, the Company may seek to extend the lease term accordingly.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Total future minimum lease payments as of December 31, 2023 were as follows:

2024	$128
2025	96
Total lease payments	224
Less interest	(21)
Present value of lease payments	$203

For the years ended December 31, 2023 and 2022, $96 and $85, respectively, were included in operating cash flows for amounts paid for operating leases.

As of December 31, 2023 and 2022, the weighted average lease terms for the Company’s one operating lease were 1.75 years and 2.75 years (including renewal options), respectively, and the weighted average discount rate was estimated at 12% for both years.

7. MINERAL PROPERTIES

Bear Lodge Property, Wyoming, USA

The Company, through its wholly owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in 499 unpatented mining claims located on land administered by the USFS and a repurchase option (see Note 6) on approximately 640 acres (257 hectares) of fee property, together which contain (1) the Bear Lodge REE Project that contains REE mineralization; and (2) the Sundance Gold Project that contains gold mineralization. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming.

8. EQUIPMENT AND LAND

Equipment

At December 31, 2023 and 2022, equipment consisted of the following:

	December 31, 2023			December 31, 2022
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value
Equipment	$256	$227	$29	$240	$225	$15

Depreciation expense for the years ended December 31, 2023 and 2022 was $2 and $1, respectively. The Company evaluates the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired. No impairment charges were recorded during the years ended December 31, 2023 and 2022.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

For accounting purposes, the Company has treated this transaction as a financing arrangement where the value of the land has been reflected in the Company’s financial statements as an asset (“Investment in Land”) with a related liability (“Repurchase Option”) recorded for the Company’s obligation under the Repurchase Option. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25 per year. For the years ended December 31, 2023 and 2022, the Company recorded accretion expense of $283 and $284, respectively, related to this Repurchase Option.

At December 31, 2023, the balance of the Repurchase Option has been classified as a current liability given the final Repurchase Option extension provided for in the Amendment ending on October 26, 2024.

9. SHAREHOLDERS’ EQUITY

Stock-based Compensation

As of December 31, 2023 and 2022, the Company had issued and outstanding stock options of 3,455,000 and 3,910,000, respectively, that were issued under its 10% Rolling Stock Option Plan, as amended, and restated (the “2011 Plan”) and 1,270,000 and 250,000, respectively, that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the grant date. The significant assumptions used to estimate the fair value of the 1,020,000 and 2,080,000 stock option awards granted during the years ended December 31, 2023 and 2022, respectively, were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	1.54%	1.71-4.18%
Expected volatility	123%	135-144%
Expected dividend yield	Nil	Nil
Expected term in years	8	8

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The following table summarizes our stock option activity for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,160,000	$1.26	2,180,000	$1.18
Granted	1,020,000	$0.38	2,080,000	$1.29
Exercised (1)	(455,000)	$0.07	(100,000)	$0.25
Outstanding, end of period	4,725,000	$1.18	4,160,000	$1.26

Exercisable, end of period	3,965,000	$1.31	2,932,500	$1.28
Non-vested, end of period	760,000	$0.49	1,227,500	$1.20

(1)	The 455,000 and 100,000 of stock options exercised during the years ended December 31, 2023 and 2022, respectively, resulted in 455,000 and 49,062 common shares being issued on a net settlement basis pursuant to the terms of the 2011 Plan.

Stock-based compensation expense is included in corporate administration expenses within the Company’s consolidated statements of operations. For the years ended December 31, 2023 and 2022, the Company recognized compensation expense related to stock option awards of $467 and $2,920, respectively. As of December 31, 2023, there was approximately $62 of total unrecognized compensation cost to be recognized over a weighted-average remaining period of approximately 1.3 years.

		Weighted
		Average
		Remaining
As of December 31, 2023:	Intrinsic Value	Life (Years)
Stock options outstanding	$13	7.0
Stock options exercisable	$13	6.7
Stock options non-vested	$—	8.9

The intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $202 and $24, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $0.35 and $1.29, respectively.

Rights Offering

On February 14, 2024, the Company launched a rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 would be eligible to participate. Terms of the rights offering include the issuance of one and four-tenth (or 1.4) subscription right for each common share owned by each holder on the record date with each subscription right entitling the holder to purchase one common share of the Company at a subscription price of $0.12 per share (the “basic subscription privilege”). For any holder exercising its basic subscription privilege in full, the holder could also exercise an oversubscription privilege to purchase additional common shares for which were unsubscribed at the expiration of the rights offering, subject to availability and pro rata

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

allocation of shares among persons exercising the oversubscription privilege. The rights offering closed on March 11, 2024 and the gross proceeds of $35,800 were received.

The net proceeds from this rights offering will be utilized to progress the Company’s business strategy to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, acquiring real property, updating the mineral resource model and technical reports, and advancing permitting, environmental support, and basic engineering, as well as for other general corporate purposes.

10. INCOME TAX

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

The Company’s future tax assets and liabilities at December 31, 2023 and 2022 include the following components:

	As of December 31,
	2023	2022
Deferred tax assets:
Non-current:
Noncapital loss carryforwards, Canada	$2,725	$2,685
Capital loss carryforwards, Canada	6	6
Net operating loss carryforwards, U.S.	24,661	23,675
Mineral properties	3,350	2,239
Reclamation provision	50	37
Equipment	103	104
Share based compensation	721	757
Research and development	109	212
Deferred tax assets	31,725	29,715
Valuation allowance	(31,725)	(29,715)
Net	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	$—	$—
Net deferred tax asset/(liability)	$—	$—

The composition of the Company’s valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2023	2022
Canada	$3,167	$3,127
United States	28,558	26,588
Total valuation allowance	$31,725	$29,715

The valuation allowance increased by $2,010 from the year ended December 31, 2022 to the year ended December 31, 2023. Since it is more likely than not that the deferred tax assets will not be realized, the Company has recorded a full valuation allowance against the deferred tax assets.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

At December 31, 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $102,949 with expiration dates ranging from 2024 to those not having an expiration date and U.S. state NOL carryforwards of approximately $87,485 with expiration dates ranging from 2031 to 2043.

As a result of the Tax Cuts and Jobs Act, U.S. federal NOL carryforwards generated in years ending after 2017 have an indefinite carryforward period (no expiration date) rather than the 20-year carryforward period that applied to those NOL carryforwards generated in 2017 and earlier years.

Section 382 of the Internal Revenue Code could apply and limit our ability to utilize a portion of our U.S. federal NOL carryforwards. However, since no Section 382 study has been completed, the actual usage of U.S. federal NOL carryforwards has not been determined.

At December 31, 2023, the Company also had Canadian non-capital loss carryforwards of approximately C$13,625, which expire from 2026 to 2043, and Canadian capital loss carryforwards of C$59 having no expiration dates.

For financial reporting purposes, loss from continuing operations before income taxes consists of the following components:

	For the year ended December 31,
	2023	2022
Canada	$(509)	$(487)
United States	(8,487)	(8,939)
	$(8,996)	$(9,426)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,
	2023	2022
Net loss	$(8,996)	$(9,426)
Statutory tax rate	27%	27%
Tax expense at statutory rate	(2,429)	(2,545)

State taxes	(287)	(277)
Foreign rate differential	496	477
Change in tax rates	61	55
Stock-based compensation	48	248
Nondeductible expenses	13	17
Prior year true-up	88	(215)
Change in valuation allowance	2,010	2,240
Income tax expense	$—	$—

The Company does not have any unrecognized income tax benefits. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

Rare Element files income tax returns in the Canadian federal and provincial jurisdictions, while its wholly owned subsidiary, Rare Element Resources, Inc., files U.S. federal and state tax returns. The years still open for audit are generally the current year plus the previous three. However, because we have NOL carryforwards, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

68

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES

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

12. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the years ended December 31, 2023 or 2022.

13. SEGMENT INFORMATION

The Company operates in a single reportable operating segment; that segment being the exploration of mineral properties. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for evaluating financial performance.  All of the Company’s long-lived assets are located in the United States.

69

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

14. SUBSEQUENT EVENTS

Management Change

On January 2, 2024, Mr. Berg notified the Company of his decision to resign as the President and Chief Executive Officer and as a director of the Company, in each case effective as of April 2, 2024, unless sooner terminated by the Company. On March 14, 2024, the Company and Mr. Berg agreed that such resignations would take effect on March 20, 2024.  Also on March 14, 2024, the Company’s Board of Directors appointed (i) Kelli Kast, a current director of the Company, as the interim President and Chief Executive Officer of the Company, in each case effective as of March 20, 2024, and (ii) Kenneth Mushinski as the President and Chief Executive Officer and as a director of the Company, in each case effective as of May 1, 2024.

Receipt of WEA Funds

On January 31, 2024, the Company received payment of $2,000 from the WEA for an amount that had been billed in December 2023 and that was reflected in the Company’s December 31, 2023 Consolidated Balance Sheet as a grant receivable.

Rights Offering

In March 2024, the Company completed a rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate.

70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosures that were not previously included in a Current Report on Form 8-K of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2023. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

Name, Age, Province or State and Country of Residence and Current Positions, if any, held in the Company	Unless otherwise indicated below, served as director since
BRENT D. BERG, 52 Wyoming, USA Director President and Chief Executive Officer, Rare Element Resources Ltd.	November 8, 2022
BARTON S. BRUNDAGE, 61 (1) Colorado, USA Director President, Cordillera Corporation	December 18, 2019
NICOLE J. CHAMPINE, 53 (2) Colorado, USA Director Vice President and General Counsel, Cordillera Corporation	March 31, 2022
GERALD W. GRANDEY, 77 (1)(3) Saskatoon, Canada Director Former Chief Executive Officer, Cameco Corporation	August 2, 2013
PAUL J. HICKEY, 74 (2) Wyoming, USA Director Attorney	August 22, 2023
KELLI C. KAST, 57 (2) Colorado, USA Director Consultant, Rare Element Resources, Inc.	August 23, 2022
DAVID I. ROBERTS, 86 (1)(2) California, USA Director President and CEO, General Atomics Uranium Resources LLC	November 17, 2017

(1)	Current member of the Company’s Audit Committee, of which Bart S. Brundage is the chair.
(2)	Current member of the Nominating, Corporate Governance and Compensation Committee (the “NCG&C Committee”), of which Nicole Champine is the chair.
(3)	Gerald W. Grandey was elected Chairman of the Board of Directors on June 10, 2015.

The following are brief biographies of the Company’s directors:

Brent D. Berg currently serves as President and Chief Executive Officer (“CEO”) of the Company. Mr. Berg has over 25 years’ experience in the mining and mineral processing industry, including 16 years in mine management roles and over 11 years working for in-situ recovery operations. From April 2020 to October 2022, he served as General Manager of Florence Copper Inc. From January 2019 to April 2020, Mr. Berg served as Vice President of Sustainability, Health & Safety for Excelsior Mining Corp. In addition, he spent over 21 years at Canadian-based Cameco Corporation in various roles, including as President of Cameco Resources, where he was responsible for oversight of the company’s U.S. operations in Wyoming and Nebraska (2013–2018), General Manager of Cameco Corporation’s Smith Ranch – Highland Operation (2011–2013), and Director of Environmental Leadership (2010–2011). Mr. Berg is a Professional Engineer with a B.A.Sc. in Regional Environmental Systems Engineering from the University of Regina and an MBA from the University of Regina. As previously announced, Mr. Berg will be resigning from his positions as President and CEO and as a director of the Company, in each case effective April 2, 2024, or earlier at the discretion of the Company’s Board of Directors. On March 14, 2024, the Company and Mr. Berg agreed that such resignations would take effect on March 20, 2024. Also on March 14, 2024, the Company’s Board of Directors appointed (i) Kelli Kast, a current director of the Company, as the interim President and Chief Executive Officer of the Company, in each case effective as of March 20, 2024, and (ii) Kenneth Mushinski as the President and Chief Executive Officer and as a director of the Company, in each case effective as of May 1, 2024.

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

Gerald W. Grandey has over 40 years of executive leadership in the mining industry. He is the former Chief Executive Officer of Canadian-based Cameco Corporation, one of the world’s largest uranium producers. In 2010, Harvard Business Review recognized Mr. Grandey as being one of the Top 100 CEOs in the world because of the value created for shareholders during his tenure at Cameco. After 18 years with Cameco, he retired as Chief Executive Officer and as a director in 2011. Previously, he held senior executive positions with Concord Services and Energy Fuels Nuclear. Mr. Grandey was recognized in 2014 for leadership in the nuclear industry with the U.S. Nuclear Energy Institutes’ William S. Lee Award; inducted into the Canadian Mining Hall of Fame in 2013; awarded the Canadian Nuclear Association’s Ian McRae Award in 2012 for his work in advancing nuclear energy in Canada; and was nominated for the 2011 Oslo Business for Peace Award in recognition of his efforts to facilitate nuclear disarmament. He is the Vice Chairman of the Board of Governors of the Colorado School of Mines Foundation and is Chairman Emeritus for the London-based World Nuclear Association. Mr. Grandey is a former board member of Nutrien Ltd. (2018–2019), Potash Corporation of Saskatchewan (2011–2018), Cameco Corporation (1999–2011), Centerra Gold Inc. (2004–2010), Inmet Mining Corporation (2012–2013), Sandspring Resources Ltd. (2010–2015), Bruce Power Corporation (2002–2011) and Canadian Oil Sands Limited (2011–2016). He has a degree in geophysical engineering from the Colorado School of Mines and a law degree from Northwestern University.

Paul J. Hickey is a Wyoming attorney whose practice has focused on energy and natural resource issues. Mr. Hickey practiced law from 1975 until his retirement in 2022. From 1976 to 2022, he was a partner with the law firm of Rooney & Horiskey, which later became Hickey & Evans, LLP. Since June 2022, he has served as a consultant to Rare Element

Resources, Inc., a subsidiary of the Company. Over the years of his practice, Mr. Hickey was a leading energy law attorney in the Rocky Mountain region. He represented regulated utilities in Wyoming, Utah and Idaho. In addition, he has represented natural gas producers, interstate natural gas pipelines, renewable energy projects and interstate transmission projects. Mr. Hickey represented the State of Wyoming before the Federal Energy Regulatory Commission (FERC) in the certification proceedings for the Kern River Interstate natural gas pipeline. During his career, Mr. Hickey served numerous leadership roles in state and local bar associations. He has served on the University of Wyoming Law School Advisory Committee since 2002 and was Chairman of that Committee until 2022. Mr. Hickey helped develop the Summer Trial Institute at the University of Wyoming College of Law and continues to teach at this Institute. In 2009, Mr. Hickey was made an Honorary Member of the Order of the Coif by the Faculty of the University of Wyoming College of Law. From 1997 to 1998, he served as President of the Wyoming Bar Association. In 2021, the Wyoming Bar presented Mr. Hickey the Gerald R. Mason Professionalism Award. In 2019, he was recognized as a Distinguished Alumni of the University of Wyoming College of Law. Mr. Hickey also was recognized by the American College of Trial Lawyers for his service as a Regent on its National Board of Regents. Following his graduation from the University of Wyoming College of Law, Mr. Hickey served as a Law Clerk to the Honorable James E. Barrett, United States Court of Appeal Tenth Circuit. He has served as the Wyoming Representative on the Tenth Circuit Court of Appeals’ Advisory Committee. He also served as a Director and President of the Historical Society of the Tenth Circuit Court of Appeals. Mr. Hickey graduated from the University of Wyoming with a BA in History in 1972 and a Juris Doctorate in 1975.

Kelli C. Kast has over 25 years of in-house legal experience, including seven years as a top legal officer in the precious metals industry, and 12 years in the rare earth industry. She has served as a consultant of Rare Element Resources, Inc., a subsidiary of the Company, since June 2015. From July 2012 to May 2015, Ms. Kast served as the Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of the Company. She served as Coeur d’Alene Mine Corporation’s Vice President, General Counsel and Corporate Secretary from May 2005 to March 2009 and as its Chief Administrative Officer from March 2009 to December 2011. From 2004 to 2005, Ms. Kast served as Corporate Counsel for HealtheTech Inc. From 1997 to 2003, she served as the Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. From January 1996 through December 1997, she served as corporate counsel for Boise Cascade. Ms. Kast earned her Juris Doctor from the University of South Dakota School of Law and her Bachelor’s degree from the University of Idaho.

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

Executive Officers

The Company’s current executive officers, their state and country of residence, the offices they hold within the Company, and the dates since which they have served as officers of the Company are as follows:

Name, Age, Province or State and Country of Residence and Positions, current and former, if any, held in the Company	Served as officer since
Brent D. Berg, 52 Wyoming, USA President and CEO	November 1, 2022
WAYNE E. RICH, 59 Colorado, USA Chief Financial Officer	March 28, 2022

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

Indebtedness of Directors and Executive Officers

None of the current or former directors or executive officers of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the fiscal year ended December 31, 2023.

Management Contracts

No management functions of the Company are, to any substantial degree, performed by a person or company other than the directors or executive officers of the Company, in their roles as such.

Corporate Governance

Ethical Business Conduct

The Board has adopted a Code of Conduct, which is based on the fundamental principles of honesty, loyalty, fairness, forthrightness, and use of common sense in general. The Code of Conduct is available on the Company’s website at www.rareelementresources.com and on the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR+”) at www.sedarplus.ca. The Code of Conduct applies to all directors, officers and employees, including the principal executive, financial and accounting officers. The Audit Committee is responsible for setting the standards of business conduct contained in the Code of Conduct, and it annually reviews the Code of Conduct.

The Board, through the NCG&C Committee, is responsible for monitoring compliance with the Code of Conduct. The NCG&C Committee reviews, with management, any issues with respect to compliance with the Code of Conduct. The Board discloses on the Company’s website any waiver from a provision of its Code of Conduct that applies to any of its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of its Code of Conduct. No waivers were granted from the requirements of the Company’s Code of Conduct during the fiscal year ended December 31, 2023, or during the subsequent period through to the date of this Annual Report.

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

Standing Board Committees

Audit Committee

The Company has a separately designated, standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Under Canadian securities laws, the Company is required to have an audit committee comprised of not less than three directors. Each member of the Audit Committee must meet the independence requirements imposed by applicable law and must not be an employee, officer, or affiliate of the Company. The Company’s current Audit Committee consists of Barton S. Brundage (Chair), Gerald W. Grandey, and David I. Roberts. The Audit Committee’s functions are to oversee the accounting and financial reporting process and the audit of the annual financial statements of the Company. The Audit Committee met five times during the fiscal year ended December 31, 2023.

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

Audit Committee Financial Expert

The Company’s Board has determined that Barton S. Brundage, Chair of the Audit Committee, satisfies the requirement of an “audit committee financial expert,” as defined under Item 407 of the Regulation S-K, and each of Messrs. Brundage, Grandey and Roberts is “financially literate” within the meaning thereof set forth in NI 52-110. See above under Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Directors” for a description of the relevant education and experience of each of the Audit Committee members.

Nominating, Corporate Governance, and Compensation Committee

The current members of the NCG&C Committee are Nicole J. Champine (Chair), Paul J. Hickey, David I. Roberts, and Kelli C. Kast. Ms. Champine and Mr. Roberts are considered to be independent within the meaning of NI 58-101. The NCG&C Committee met four times during the fiscal year ended December 31, 2023.

NCG&C Committee Charter

The NCG&C Committee is governed by a charter which sets forth the NCG&C Committee functions, which are, among other things, to establish procedures for the director nomination process and recommend nominees for election to the Board; to develop and periodically review the effectiveness of the Board’s corporate governance guidelines; and to determine and recommend to the independent members of the Board the base salaries and annual incentive awards, including cash and any equity-based incentive awards for the CEO, and where applicable, in consultation with the CEO, for other senior officers, on an annual basis. The NCG&C Committee Charter is available on the Company’s website at www.rareelementresources.com.

Board Nominating Procedures

The NCG&C Committee believes that candidates for the Board should have (i) the ability to exercise objectivity and independence in making informed business decisions; (ii) extensive knowledge, experience and judgment; (iii) integrity; (iv) loyalty to the interests of the Company and its shareholders; (v) a willingness to devote the extensive time necessary to fulfill a director’s duties; (vi) the ability to contribute to the diversity of perspectives present in board deliberations; and (vii) an appreciation of the role of the Company in society. The NCG&C Committee considers candidates meeting these criteria who are suggested by directors, management, shareholders, and search firms hired to identify and evaluate qualified candidates.

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

ITEM 11. EXECUTIVE COMPENSATION

The following discussion summarizes our compensation program for our named executive officers for the 2023 fiscal year (amounts stated in whole dollars).

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as CEO of the Company during the fiscal year ended December 31, 2023; (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the CEO, at the end of the fiscal year ended December 31, 2023; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2023, the Company had two NEOs: Brent D. Berg, President and CEO of the Company and Wayne E. Rich, Chief Financial Officer of the Company.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEOs during the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Brent D. Berg (3)	2023	$250,000	$100,000	$—	$7,320	$357,320
President, CEO and Director	2022	$41,666	$60,000	$107,725	$10,095	$219,486
Wayne E. Rich (4)	2023	$240,000	$65,000	$43,791	$—	$348,791
Chief Financial Officer	2022	$164,557	$50,000	$142,186	$—	$356,743

(1) The grant date fair value of option-based awards is determined by using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected dividend yield, expected volatility of the Common Shares, and expected life of the options set forth in Notes 3 and 9 to the consolidated financial statements included in this Annual Report.

(2)	Other compensation includes the reimbursement of $7,320 and $10,095 in relocation expenses for Mr. Berg.
(3)

Mr. Berg was appointed as the President and Chief Executive Officer of the Company on November 1, 2022. On January 2, 2024, Mr. Berg notified the Company of his decision to resign as the President and Chief Executive Officer of the Company, effective as of April 2, 2024, unless sooner terminated by the Company. On March 14, 2024, the Company and Mr. Berg agreed that such resignations would take effect on March 20, 2024.

(4)	Mr. Rich was appointed as the Chief Financial Officer of the Company on March 28, 2022.

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

Brent D. Berg

Mr. Berg has had an employment agreement with the Company since November 1, 2022 (the “Berg Employment Agreement”). Pursuant to the Berg Employment Agreement, (i) Mr. Berg’s initial annual base salary is $250,000; (ii) Mr. Berg was paid by December 1, 2022 a one-time signing bonus of $60,000, which had to be repaid to the Company if Mr. Berg had terminated his employment for convenience on or before November 1, 2023; (iii) Mr. Berg was reimbursed for up to $20,000 in certain actual, documented relocation expenses; (iv) Mr. Berg will be eligible to receive an annual performance bonus and such long-term incentive awards as may be determined by the Board; and (v) Mr. Berg will be eligible to participate in the employee benefit programs, if offered, of the Company.

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

On January 2, 2024, Mr. Berg notified the Company of his decision to resign as the President and Chief Executive Officer and as a director of the Company, in each case effective as of April 2, 2024, unless sooner terminated by the Company. On March 14, 2024, the Company and Mr. Berg agreed that such resignations would take effect on March 20, 2024. Also on March 14, 2024, the Company’s Board of Directors appointed (i) Kelli Kast, a current director of the Company, as the interim President and Chief Executive Officer of the Company, in each case effective as of March 20, 2024, and (ii) Kenneth Mushinski as the President and Chief Executive Officer and as a director of the Company, in each case effective as of May 1, 2024.

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

Equity Plan

As of March 14, 2024, there were 3,335,000 and 1,270,000 stock options outstanding, respectively, under the 2011 and 2022 Plans, representing approximately 0.9% of the current outstanding Common Shares. The 2011 Plan was terminated effective as of August 23, 2022. Then-existing awards granted under the 2011 Plan will remain outstanding in accordance with their terms, but new equity awards are being granted solely under the 2022 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEOs of the Company as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brent D. Berg	83,333	166,667	(1)	$ 0.45	11/1/2032
Wayne E. Rich	62,500	62,500	(2)	$ 0.38	1/4/2033
	41,667	83,333	(3)	$ 1.20	3/28/2032

(1)	The option will vest and become exercisable as follows: 83,333 on November 1, 2024, and 83,334 on November 1, 2025.
(2)	The option will vest and become exercisable as follows: 62,500 on January 4, 2024.
(3)	The option will vest and become exercisable as follows: 41,666 on March 28, 2024, and 41,667 on March 28, 2025.

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

The table below sets out the estimated payments due to the applicable NEO employed by the Company as of December 31, 2023 on a qualifying termination without cause, assuming termination took place pursuant to such employment agreement:

Name	Base Salary	Total (1)
Brent D. Berg	$0	$0
Wayne E. Rich	$240,000	$240,000

Termination payments, if applicable, are made in a lump sum to the applicable NEO upon a qualifying termination.

(1)	Mr. Berg’s resignation, announced on January 5, 2024, was not due to a qualifying event and will not result in the payment of any separation benefit.

Director Compensation

Non-employee directors other than the Chairman and the Synchron director designees receive annual compensation of $16,000 paid pro rata on a quarterly basis. The Chairman receives annual compensation of $40,000 per year. The non-Synchron directors of the Company are encouraged to hold Common Shares, thereby aligning their interests with those of the shareholders. The Synchron director designees elected not to receive any director compensation, including stock options.

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended December 31, 2023:

Director Compensation

	Fees earned ($)	Option Awards	All other compensation	Total
Name	($)	($)(5)	($)	($)
Gerald W. Grandey	40,000	105,099	—	145,099
Bart S. Brundage (1)	—	—	—	—
Nicole J. Champine (1)	—	—	—	—
Paul J. Hickey (2)	5,720	17,516	—	23,236
Kelli C. Kast (3)	16,000	—	—	16,000
David I. Roberts (1)	—	—	—	—
Lowell A. Shonk (4)	17,346	70,066	—	87,412

(1)	Synchron’s director designees on the Board, Ms. Champine and Messrs. Brundage and Roberts elected not to receive any director compensation, including stock options.
(2)	Mr. Hickey was elected as a director on August 22, 2023.
(3)	Ms. Kast was elected as a director on August 23, 2022. Ms. Kast is a consultant to Rare Element Resources, Inc., a subsidiary of the Company, and was paid $325,000 in consulting fees during fiscal year 2023 in addition to her director’s compensation. In addition, in 2023, Ms. Kast received stock options with a grant date fair value of $78,824 in connection with her service as a consultant to Rare Element Resources, Inc.
(4)	Mr. Shonk’s term as a director of the Company ended on August 22, 2023.
(5)	The amounts in this column represent the grant date fair value of option awards determined by using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected dividend yield, expected volatility of the Common Shares, and expected life of the options set forth in Notes 3 and 9 to the consolidated financial statements included in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2023, we had two equity compensation plans under which our common shares had been authorized for issuance to our officers, directors, employees, and non-employee consultants. See “Part II, Item 5. Equity Incentive Plan Information” for additional information relating to our equity compensation plans.

1Security Ownership Table

The following table sets forth certain information regarding beneficial ownership, control, or direction, directly or indirectly, of the Company’s Common Shares, as of March 15, 2024 by (i) the Company’s named executive officers and directors and (ii) the Company’s current executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership *
Name and Position (1)	Common Shares (2)		Percentage of Class (3)
Gerald W. Grandey – Director and Chairman Saskatoon, Saskatchewan, Canada	5,672,260	(4)	1.11%
Kelli C. Kast – Director Evergreen, Colorado, USA	1,100,000	(5)	**
Wayne E. Rich – Chief Financial Officer Highlands Ranch, Colorado, USA	208,333	(6)	**
Brent D. Berg – President, CEO and Director Wyoming, USA	41,666	(7)	**
Paul J. Hickey – Director Cheyenne, Wyoming, USA	76,000	(8)	**
David I. Roberts – Director Solana Beach, California, USA	Nil	(9)	**
Barton S. Brundage – Director Parker, Colorado, USA	Nil	(9)	**
Nicole J. Champine – Director Denver, Colorado, USA	Nil	(9)	**
All executive officers and directors as a group (a total of 8 persons)	7,098,259		1.38%

*

Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual has or shares voting power or investment power, and any shares that the individual has the right to acquire within 60 days of March 15, 2024, including through the exercise of any option, warrant, or right.  For each individual who holds options, warrants or rights to acquire Common Shares, the Common Shares underlying those securities are treated as owned by that holder and as outstanding Common Shares when that holder’s percentage ownership of Common Shares is calculated.  Those Common Shares are not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.
(1)	Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., P.O. Box 271049, Littleton, Colorado 80127.

(2)	Includes Common Shares held as of March 15, 2024, plus Common Shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after March 15, 2024.
(3)	In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 511,111,557 Common Shares outstanding as of March 15, 2024.
(4)	Includes 4,772,260 Common Shares and 900,000 Common Shares subject to options held by Mr. Grandey personally.
(5)	Includes 1,100,000 Common Shares subject to options held by Ms. Kast personally.
(6)	Includes 208,333 Common Shares subject to options held by Mr. Rich personally.
(7)	Includes 41,666 Common Shares subject to options held by Mr. Berg personally.
(8)	Includes 26,000 Common Shares and 50,000 Common Shares subject to options held by Mr. Hickey personally.
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

Ownership of Common Shares by Certain Beneficial Owners

The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to beneficially own, control or direct, directly, or indirectly, 5% or more of the issued and outstanding Common Shares of the Company as of March 15, 2024:

Name and Address of Beneficial Holder	Common Shares Beneficially Owned (1)	Percentage of Class (2)
Synchron, 3550 General Atomics Court, San Diego, California 92121-1122
General Atomic Technologies Corporation, 3550 General Atomics Court, San Diego, California 92121-1122	360,740,516	70.58%
Tenaya Corporation, P.O. Box 910304, San Diego, California, 92191-0304

(1)	This information is based on a Schedule 13D/A filed on December 23, 2021 by Synchron, General Atomic Technologies Corporation and Tenaya Corporation and other information related to the March 2024 rights offering. Synchron has sole voting and dispositive power over the Common Shares listed.
(2)	Calculated based on 511,111,557 Common Shares outstanding as of March 15, 2024.

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

As previously discussed, in January 2021, the DoE announced that a consortium of companies, which includes the Company, led by General Atomics, an affiliate of Synchron, and certain of its affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor, was selected for a potential financial award in the amount of $21.9 million for the engineering, construction and operation of the Demonstration Plant. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) between General Atomics and the DoE with respect to the engineering, permitting, licensing, construction, and operation of the Demonstration Plant. The Cooperative Agreement provides that up to approximately $43.8 million in allowable costs for the Demonstration Plant will be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

Pursuant to the terms of the Cost Share Agreement, the Company is obligated to make payments totalling $21.9 million General Atomics, as leader of the consortium, for its share of the assumed costs for the Demonstration Plant, $15.7 million of which had been paid through December 31, 2023.

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

Professional Services Agreement with Ms. Kast

Ms. Kast is, and has been since June 2015, a consultant of Rare Element Resources, Inc., a subsidiary of the Company, and has served as a Board member since August 2022. From July 2012 to May 2015, Ms. Kast served as the Vice President, General Counsel, Chief Administrative Officer, and Corporate Secretary of the Company. On February 17, 2021, Rare Element Resources, Inc. entered into an updated professional services agreement, effective as of March 1, 2021, with Ms. Kast (the “Professional Services Agreement”) that has since been extended on an annual basis and which currently runs through December 31, 2024. Pursuant to the Professional Services Agreement, Ms. Kast performs business consulting and administrative oversight services for Rare Element Resources, Inc., and the Company. The Professional Services Agreement provides that Ms. Kast shall be paid a monthly retainer and shall be eligible for an annual performance bonus at the discretion of the Board. For the fiscal years 2023 and 2022, Ms. Kast was paid monthly retainers of $20,208 and $19,250, respectively, and received cash bonuses of $82,500 and $75,000, respectively. Ms. Kast’s monthly retainer was adjusted to $21,250 in 2024.

Ms. Kast is also eligible for stock option grants pursuant to the Company’s equity incentive plan and as approved by the Board. On January 4, 2023, and January 5, 2022, Ms. Kast received stock option grants of 225,000 and 500,000, respectively, that vested (i) 50% each on July 4, 2023, and January 4, 2024 for the 2023 grant, and (ii) 50% each on July 5, 2022, and January 5, 2023 for the 2022 grant.

Legal and Consulting Arrangements with Mr. Hickey

In June 2022, Mr. Hickey was retained as a consultant to Rare Element Resources, Inc., a subsidiary of the Company, and was paid a monthly retainer of $5,000 during fiscal years 2023 and 2022 for business and community relations services. Mr. Hickey had previously served as an advisor to affiliates of Synchron, the Company’s majority shareholder, in several capacities, including serving as registered agent in the state of Wyoming for which he receives compensation of approximately $5,000 annually. Prior to his retirement as a partner of Hickey & Evans, LLP, he served as counsel to General Atomics (an affiliate of Synchron) and certain of its affiliates for various matters from 1980 through 2022. Mr. Hickey’s monthly retainer was adjusted to $6,000 in 2024.

Mr. Hickey is also eligible for stock option grants pursuant to the Company’s equity incentive plan and as approved by the Board. On January 4, 2023, Mr. Hickey received a stock option grant of 50,000 that vested (i) 50% on July 4, 2023 and (ii) 50% on January 4, 2024.

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

Except for the Cost Share Agreement with General Atomics referenced above, there are no material interests, direct or indirect, of any of the current directors, executive officers, or any shareholder that beneficially owns, directly or indirectly, more than 5% of the outstanding Common Shares, or immediate family members of such persons, in any transaction since January 1, 2022 or in any proposed transaction in which the amount involved exceeded $120,000.

Director Independence

The Board reviewed and determined independence under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) of each current director. In making its independence determination, the Board considered the circumstances described below.

Based upon the positions of Ms. Kast and Mr. Hickey as consultants to the Company and Mr. Berg as executive officer of the Company, the Board determined that they are not independent. The Board concluded that each of Ms. Champine and Messrs. Grandey, Brundage, and Roberts are independent. As a result of these analyses, the Board has determined that the seven-member Board is comprised of a majority of independent directors, as required under NI 58-101.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax, and Other Fees

The following table sets forth the aggregate fees billed or expected to be billed by Haynie (Salt Lake City, UT, PCAOB ID#457), for professional services rendered in connection with the fiscal years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees	$90,000	$70,000
Audit Related Fees	5,500	—
Tax Fees	—	—
All Other Fees	—	—
Total	$95,500	$70,000

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

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee’s responsibilities and powers include pre-approval of permitted non-audit services performed for Rare Element or any of its subsidiaries by the Company’s auditor, subject to any de minimis exception under Section 10A(i)(1)(B) of the Exchange Act any rules promulgated thereunder.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be pre-approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed above under the heading “Audit, Audit-Related, Tax, and Other Fees” for the fiscal years ended December 31, 2023 and 2022 were pre-approved by the Audit Committee.

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

First Amendment to Asset Purchase Agreement, dated as of October 25, 2021, by and between Rare Element Resources, Inc. and Whitehall Creek, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 27, 2021)

10.2

Investment Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.3

Intellectual Property Rights Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.4

Cost Share Funding Assumption Agreement entered into on November 30, 2021 by and between General Atomics and Rare Element Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 2, 2021)

10.5

Funding Agreement, dated as of June 6, 2023, by and between Rare Element Resources, Inc. and the Wyoming Energy Authority (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.6*	10% Rolling Stock Option Plan of the Company, as Amended and Restated on April 7, 2020 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)
10.7*	Rare Element Resources Ltd. 2022 Equity Incentive Plan (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)
10.8*

Employment Agreement, dated as of October 17, 2022 and effective as of November 1, 2022, by and between Rare Element Resources, Inc. and Brent Berg (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 19, 2022)

10.9*

Employment Agreement, dated as of March 28, 2022, by and between Rare Element Resources, Inc. and Wayne Rich (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2022)

10.10*

Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast as amended effective January 1, 2022 and January 1, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023)

10.10.1*

Letter Agreement Amendment, dated as of February 3, 2023, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.10.2*	Letter Agreement Amendment, dated as of January 18, 2024, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast
10.11*

Employment agreement dated as of March 15, 2024, by and between Rare Element Resources, Inc, and Kenneth Mushinski (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 18, 2024)

19.1+‡	Rare Element Resources Ltd. Insider Trading Policy
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed with the SEC on December 5, 2023)
23.1+	Consent of Registered Public Accounting Firm (Haynie & Company; Salt Lake City, UT; PCAOB ID #457)
23.2+	Consent of Qualified Person (Ore Reserves Engineering)
23.3+	Consent of Qualified Person (Monica Barrero Bouza)
23.4+	Consent of Qualified Person (Jaye T. Pickarts)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary for the Bear Lodge REE Project, dated as of February 29, 2024 (incorporated by reference to Exhibit 96.1 to the Company’s Form 8-K filed with the SEC on March 4, 2024)
99.1++	Audit Committee Charter, dated as of March 15, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 27, 2022)
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Filed herewith.

++ Furnished herewith.

‡ Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Brent D. Berg	By	: /s/ Wayne E. Rich
	Brent D. Berg, President, Chief Executive Officer		Wayne E. Rich, Chief Financial Officer
	and Director		(Principal Financial Officer)
(Principal Executive Officer)
	Date: March 19, 2024		Date: March 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 19, 2024

By:	/s/ Brent D. Berg
Brent D. Berg, President, CEO and Director (Principal Executive Officer)
Date: March 19, 2024

By:	/s/ Barton S. Brundage
Barton S. Brundage, Director
Date: March 19, 2024

By:	/s/ Nicole J. Champine
Nicole J. Champine, Director
Date: March 19, 2024

By:	/s/ Paul J. Hickey
Paul J. Hickey, Director
Date: March 19, 2024

By:	/s/ Kelli C. Kast
Kelli C. Kast, Director
Date: March 19, 2024

By:	/s/ David I. Roberts
David I. Roberts, Director
Date: March 19, 2024

By:	/s/ Wayne E. Rich
Wayne E. Rich, CFO (Principal Financial Officer)
Date: March 19, 2024