Form 10-Q
period 2024-03-31
RARE ELEMENT RESOURCES LTD
filed 2024-05-08
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of May 7, 2024: 511,111,557.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Demonstration Plant (as defined below), the timing of that progress, and prospects for completing construction and operating the Demonstration Plant;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of construction, operation, decommissioning, and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our Demonstration Plant team’s ability to secure additional DoE funding, in addition to the awarded funding, on a cost-share basis relating to the Demonstration Plant project or any further initiatives that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the full amount of funding in connection with the Wyoming Energy Authority grant for the Demonstration Plant;
●	our ability to complete and operate the Demonstration Plant to meet project objectives within the approved budget and within the estimated timeline;
●	our ability to progress the Demonstration Plant through the remaining DoE go/no-go decision point;
●	the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the construction, operation, and decommissioning of the Demonstration Plant;
●	the plans for our projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	plans and strategies relating to the advancement of the Bear Lodge REE Project (as defined below);
●	our ability to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and if feasible, ultimate construction and operations of a commercial mine and plant for processing and separation of rare earth elements; and
●	government regulations, including our ability to obtain, and the timing of, necessary governmental permits and approvals for our business and projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand and supply and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	risks related to the development of new, lower cost sources of supply of rare earth products;
●	development risks, operational hazards, and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including as a result of supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project, and other projects;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation affecting our business, including the costs and our ability to complete the Demonstration Plant construction, operations and decommissioning, the Bear Lodge REE Project, and other projects;
●	impact of external financial sector factors including the security of our bank and investment account deposits;
●	risks and uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand, and prices;
●	our ability to complete financings and other transactions;
●	risks related to pandemics, epidemics or other disease outbreaks on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;
●	information technology system and/or data disruptions, damage, theft, failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange;
●	the impact of foreign and domestic government actions impacting the pricing for, or supply of, rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of all the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2023. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$38,133	$3,633
Grant receivable (Note 5)	—	2,000
Due from related party (Note 4)	628	179
Prepaid to related party (Note 4)	2,629	3,435
Prepaid expenses and other	224	503
Total Current Assets	41,614	9,750

Equipment, net	28	29
Restricted cash	188	186
Right of use asset (Note 6)	255	179
Investment in land (Note 8)	600	600
Total Assets	$42,685	$10,744

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$409	$291
Repurchase option (Note 8)	1,610	1,539
Lease liability, current (Note 6)	101	111
Total Current Liabilities	2,120	1,941

Reclamation obligation	182	182
Lease liability, long-term (Note 6)	176	92
Other long-term liabilities	92	92
Total Liabilities	2,570	2,307

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at March 31, 2024 and December 31, 2023 of 511,111,557 and 212,968,451, respectively	172,223	136,937
Additional paid in capital	29,158	29,140
Accumulated deficit	(161,266)	(157,640)
Total Shareholders’ Equity	40,115	8,437

Total Liabilities and Shareholders’ Equity	$42,685	$10,744

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(2,903)	$(1,510)
Corporate administration	(699)	(742)
Depreciation and amortization	(28)	(25)
Total operating expenses	(3,630)	(2,277)

Non-operating income (expense):
Interest income	81	122
Accretion expense	(71)	(71)
Interest expense	(6)	(8)
Gain on sale of equipment	—	12
Total non-operating income	4	55

Net loss	$(3,626)	$(2,222)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	320,021,542	256,821,149

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,626)	$(2,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	72	71
Right of use asset amortization	26	25
Lease liability	(26)	(22)
Stock-based compensation	18	172
Other	197	—
	(3,339)	(1,976)

Changes in working capital:
Due from related party	(450)	88
Grant receivable	2,000	—
Prepaid expenses and other	885	242
Accounts payable and accrued liabilities	120	103
Net cash used in operating activities	(784)	(1,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	—	12
Net cash provided by investing activities	—	12

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net (Note 7)	35,286	—
Net cash provided by financing activities	35,286	—

Net change in cash, cash equivalents and restricted cash	34,502	(1,531)
Cash, cash equivalents and restricted cash- beginning of the period	3,819	15,523
Cash, cash equivalents and restricted cash- end of the period	$38,321	$13,992

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of March 31,
	2024	2023
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$38,133	$13,992
Restricted cash, long-term	188	—
Total of cash, cash equivalents and restricted cash - end of period	$38,321	$13,992

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock-based compensation	—	—	172	—	172
Net loss	—	—	—	(2,222)	(2,222)
Balance, March 31, 2023	212,515,951	$136,906	$28,845	$(150,866)	$14,885

Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercises	36,275	—	—	—	—
Stock-based compensation	—	—	18	—	18
Net loss	—	—	—	(3,626)	(3,626)
Balance, March 31, 2024	511,111,557	$172,223	$29,158	$(161,266)	$40,115

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element holds a 100% interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits that comprise one of the highest-grade REE deposits identified in North America. In addition to neodymium-praseodymium (NdPr), the Bear Lodge REE Project has a favorable distribution of a number of other critical rare earth elements. The Company also holds a 100% interest in the Sundance Gold Project that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. Given the Company’s longstanding focus on the Bear Lodge REE Project and the current interest in REEs, the advancement of the Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future.

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

To address the Company’s funding needs, the Company completed rights offerings in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering,” and together with the 2021 Rights Offering, the “Rights Offerings”) for gross proceeds of approximately $25,400 and $35,800, respectively. The previously noted $21,900 financial award from the DoE was expected to fund approximately one-half of the originally expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the 2021 Rights Offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed in Note 5, and other funding sources, as necessary. Due to inflationary pressures, the initial Demonstration Plant project cost estimate of $43,800 has increased, resulting in the need for the 2024 Rights Offering, which closed in March 2024, to fund in part the Demonstration Plant operations and in part to progress the Company’s business strategy to support commercialization  of our proprietary technology and fund activities to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, acquiring real property, updating the mineral resource model and technical reports, and advancing permitting, environmental support, and basic engineering, as well as for other general corporate purposes. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

During the three months ended March 31, 2024, the Company continued its work on the Demonstration Plant project. This work is planned to continue until the Demonstration Plant’s expected completion in 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the completion of the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant. The completion of each of these milestones were gating events for the DoE’s continued funding, as provided

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

for in the 2021 award. With the completion of the second gating event, the Demonstration Plant’s construction is currently underway and is expected to be completed in mid-2024. Operations to process the sample materials and recover the NdPr and other REEs are expected to follow the completion of the Demonstration Plant’s construction for an additional approximately 12- to 15- month period.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of March 31, 2024, the Company had cash and cash equivalents of $38,133. During the three months ended March 31, 2024, we consumed cash of $2,784 in our operating activities ($784 when netted against the $2,000 received from the WEA during the quarter), of which approximately $2,000 was advanced for the payment of costs associated with the Demonstration Plant project, while the remainder was used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2023, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of March 31, 2024, and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the three months ended March 31, 2024 may not be indicative of the results that will be realized for the full year ending December 31, 2024.

Research & Development (“R&D”) Expenditures

Materials, equipment, and facilities acquired or constructed for R&D activities associated with the Company’s Demonstration Plant project are expensed as incurred. These materials, equipment and facilities are not expected to have an alternative future use beyond the end of the current Demonstration Plant project.

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At March 31, 2024, the Company had $188 in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

Loss per Share

The loss per share is computed using the weighted average number of shares outstanding during the period. In March 2024, the Company completed the 2024 Rights Offering (Note 7) whereby the Company offered existing shareholders the right to purchase additional common shares at $0.12 per share (the “Offer Price”).  The Offer Price was significantly lower than the market trading price of the common shares at that time.  The discounted Offer Price is considered a bonus element that is similar to a stock dividend. As a result, the earnings per share calculation is adjusted retroactively for the bonus element for all periods presented. For the three months ended March 31, 2024 and 2023, the Company’s basic earnings per share calculations have been adjusted to include the impact of the bonus element.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2024 and December 31, 2023 are presented in the following table:

Fair value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$8,118	$8,118	$—	$—
U.S. Treasury bills	29,736	29,736	—	—
Related party receivables	628	628	—	—

Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,301	$3,301	$—	$—
Grants and related party receivables	2,179	2,179	—	—

Money market funds and U.S. Treasury bills are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at March 31, 2024 and December 31, 2023.

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a party, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder), and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. The DoE’s share of the Demonstration Plant project funding is $21,900 and represents approximately one-half of the total originally estimated costs for the project. The Demonstration Plant is planned to process already stockpiled high-grade sample materials from the Bear Lodge REE Project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provides that up to

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

approximately $43,800 in allowable costs for the Demonstration Plant would be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for certain costs incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant near the Bear Lodge REE Project in Upton, Wyoming.

Pursuant to the terms of the Cost Share Agreement, the Company has made payments to General Atomics, as leader of the consortium, totaling $17,700 through March 31, 2024, for Company-assumed costs for the Demonstration Plant, with the number and amount of additional payments to be subject to the mutual written agreement of the parties.

The term of the Cost Share Agreement will continue until the date of completion of the Demonstration Plant project, unless terminated or amended by the parties. Either party may terminate the Cost Share Agreement immediately upon written notice to the other party if any of the following events occur: (a) the Cooperative Agreement is terminated for any reason prior to the completion of the Demonstration Plant project; (b) the other party commits a material breach of its obligations under the Cost Share Agreement and fails to cure such breach within 30 days; or (c) the other party makes an assignment for the benefit of its creditors, files a petition in bankruptcy, is adjudicated insolvent or bankrupt, or commences any insolvency or bankruptcy proceedings. Upon any early termination of the Cost Share Agreement, the Company must pay for all costs incurred by or on behalf of General Atomics to wind down the Demonstration Plant project other than any allowable costs for such wind-down paid for by the DoE.

On March 17, 2022, the Company executed a subcontract purchase order in the amount of $5,318 with General Atomics under which the Company agreed to provide certain services and materials to the Demonstration Plant project, including but not limited to providing the plant’s sample materials, engaging in site location leases and other logistics, providing operational support, and providing decommissioning, bonding and other Demonstration Plant support activities (“Subcontract Purchase Order”). The Subcontract Purchase Order, as subsequently amended for extensions of time and tasks, is currently under review for a change order that will address the operational budget period. In connection with the Subcontract Purchase Order, the Company submits monthly invoices to General Atomics for the subcontracted services performed, which are reimbursed by General Atomics with one half of the funds coming from funds advanced by the Company under the Cost Share Agreement and, up to the original Demonstration Plant budget, one-half of the funds from the DOE.

The following table summarizes transactions under the Cost Share Agreement during the three months ended March 31, 2024:

Balance of funds remaining on deposit with General Atomics as a prepaid expense at beginning of period	$3,435
Funds transferred to General Atomics during the period	2,000
The Company's share of Demonstration Plant project costs incurred during the period	(2,806)
Balance of funds remaining on deposit with General Atomics as a prepaid expense at end of period	$2,629

In April 2024, following the end of the Company’s first quarter ended March 31, 2024, the Company advanced an additional $4,000 to General Atomics under the Cost Share Agreement, raising its total contributions since project inception to $21,700.

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Subcontract Purchase Order during the three months ended March 31, 2024:

Balance of receivables due from General Atomics at beginning of period	$179
Reimbursable costs incurred by the Company during the period	707
Reimbursements received from General Atomics during the period	(258)
Balance of receivables due from General Atomics at end of period	$628

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

5. WYOMING ENERGY AUTHORITY GRANT

In June 2023, the Company, and the WEA entered into a Funding Agreement (the “WEA Funding Agreement”) pursuant to which the WEA agreed to fund, subject to certain conditions, a $4,400 grant to the Company, the proceeds of which are to be used for the Demonstration Plant. Pursuant to the WEA Funding Agreement, the grant is to be paid upon the WEA’s receipt of invoices from the Company detailing its actual expenses relating to the Demonstration Plant (half of which funds will be allocated to two milestone periods during the development process), less a 10% (or $440) retainer, the payment of which is conditioned upon the WEA’s receipt, following the commencement of the Demonstration Plant’s operations, of an invoice and the Company’s final executive summary report in a form to be approved by the WEA. Pursuant to the WEA Funding Agreement, the funding for the Demonstration Plant will be provided to the WEA from the Energy Resources Council (the “ERC”) and is further conditioned upon the availability of government funds that are appropriated or allocated for the payment of the grant and which may be limited for any reason, including congressional, legislative, gubernatorial, or administration action.

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

The following table summarizes transactions under the WEA Funding Agreement for the three months ended March 31, 2024:

Grant receivable due from the WEA at beginning of period	$2,000
Grant amounts invoiced to the WEA during the period	—
Grant reimbursements received from the WEA during the period	(2,000)
Grant receivable due from the WEA at end of period	$—

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

Effective September 21, 2021, the Company entered into a lease agreement for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewal terms. In June 2023, the lease was renewed, extending the termination date to September 30, 2024. The agreement, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Company and other maintenance costs. The lease agreement provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. For purposes of the following table, payments under the lease are assumed to run through September 30, 2026, the end of the lease renewal period most closely following the completion of Demonstration Plant operations and decommissioning activities. If the completion of the Demonstration Plant operations extends past September 2026, the Company may seek to extend the lease term accordingly.

Total future lease payments as of March 31, 2024 are as follows:

2024	$96
2025	128
2026	96
Total lease payments	320
Less interest	(43)
Present value of lease payments	$277

For the three months ended March 31, 2024, $26 was included in operating cash flows for amounts paid for operating leases.

As of March 31, 2024 the weighted average lease term for the Company’s one operating lease was 2.5 years (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of March 31, 2024, the Company had 3,385,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,270,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The Company did not grant any stock options during the three months ended March 31, 2024. The significant assumptions used to estimate the fair value of the 1,020,000 stock options granted during the three months ended March 31, 2023 were as follows:

Risk-free interest rate	1.54%
Expected volatility	123%
Expected dividend yield	Nil
Expected term in years	8

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes our stock option activity for each of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,725,000	$1.18	4,160,000	$1.26
Granted	—	$—	1,020,000	$0.38
Exercised (1)	(50,000)	$0.07	—	$—
Cancelled/Expired	(20,000)	$0.07	—	$—
Outstanding, end of period	4,655,000	$1.20	5,180,000	$1.08

Exercisable, end of period	4,446,667	$1.23	3,826,250	$1.31
Non-vested, end of period	208,333	$0.60	1,353,750	$0.44

The 50,000 options exercised during the three months ended March 31, 2024, resulted in the issuance of 36,275 common shares on a net settlement basis.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of March 31, 2024:

		Weighted
		Average
		Remaining
As of March 31, 2024:	Intrinsic Value	Life (Years)
Stock options outstanding	$—	6.9
Stock options exercisable	$—	6.8
Stock options non-vested	$—	8.5

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, the Company recognized compensation expense related to stock option awards of $18 and $172, respectively. As of March 31, 2024, there was approximately $45 of total unrecognized compensation cost related to the 208,333 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately 1.2 years.

2024 Rights Offering

On March 11, 2024, the Company completed the 2024 Rights Offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. Terms of the 2024 Rights Offering included the issuance of one and four-tenth (or 1.4) subscription rights for each common share owned by each holder on the record date with each subscription right entitling the holder to purchase one common share of the Company at a subscription price of $0.12 per share (the “Basic Subscription Privilege”). For any holder exercising its Basic Subscription Privilege in full, the holder could also exercise an oversubscription privilege to purchase additional common shares that were unsubscribed for at the expiration of the 2024 Rights Offering, subject to availability and pro rata allocation of shares among persons exercising the oversubscription privilege. The 2024 Rights Offering, which generated $35,286 in net proceeds, resulted in the issuance of 298,106,831 common shares of the Company.

The net proceeds from the 2024 Rights Offering will be utilized to progress the Company’s business strategy to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

to be sufficient to provide the information to support a commercialization decision, acquiring real property, updating the mineral resource model and technical reports, and advancing permitting, environmental support, and basic engineering, as well as for other general corporate purposes.

8. COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations change from time to time and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics and as discussed in Note 4, the Company has agreed to assume and pay for approximately one-half of the allowable costs, under the original Demonstration Plant budget, incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

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

9. SUBSEQUENT EVENTS

On April 4, 2024, David Roberts resigned as a director of the Company due to his retirement from Synchron and Craig Bartels was appointed to the Board of Directors of the Company to replace Mr. Roberts as a Synchron designee pursuant to the terms of the Investment Agreement, dated October 2, 2017, between Synchron and the Company.

As announced in March 2024, the Company engaged Ken Mushinski as its President and Chief Executive Officer, and Director, as of May 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2024, has been prepared based on information available to us as of May 8, 2024. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2023, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus has been and continues to be the engineering, permitting, licensing, construction, and operation of the Demonstration Plant. If successful, this Demonstration Plant will show that our propriety extraction technology is able to process and separate certain REEs from high grade sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional processing methods and will serve as a precursor to inform the design and estimated cost for a future full-scale production facility.

During 2024, the Company, along with the other consortium members, continued their work on the Demonstration Plant project, and this work is expected to continue until the project’s expected completion of operations in 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the project, as provided for in the 2021 award grant. A second milestone was achieved with the completion of permitting activities in the fourth quarter of 2023, allowing for the Demonstration Plant’s construction, which is currently underway. Operations to process and separate the REE from the stockpiled mineral sample are expected to follow the completion of the Demonstration Plant’s construction for an additional approximately 12- to 15- month period.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company, will be used to fund the Company’s 50% share of the Demonstration Plant’s originally estimated cost of approximately $43,800 with the other fifty percent of the funding coming from the DoE. Through March 31, 2024, the Company had paid a total of $17,700 toward its share of the expected cost of the Demonstration Plant (see Note 4 to our Consolidated Financial Statements for further discussion). As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. The remaining $2,400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those milestones have been achieved (expected in 2024).

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. Accordingly, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project costs and further project objectives. In part to fund the Company’s share of these cost increases, the Company announced, during December 2023, its intention to launch the 2024 Rights Offering to raise approximately $36,000 in gross proceeds. In March 2024, the Company completed the 2024 Rights Offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. The proceeds from the 2024 Rights Offering will be used to progress the Company’s business strategy to support commercialization and fund activities to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, acquiring real property, updating the mineral resource model and technical reports, and advancing permitting, environmental support, and basic engineering, as well as for other general corporate purposes. Even with these funds, however, the Company will still require substantial additional funds for the full permitting, development, and buildout of the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

During the first quarter of 2024, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.” This was followed by four U.S. Presidential Determinations on July 22, 2019, directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for rare earth metals and alloys is essential to the national defense.” Since then, four more Presidential Determinations/Waivers have been signed that support the critical mineral industry, which include rare earth elements. The “Supply Chain Resilience (Waiver)” signed on February 27, 2023 allows funds to be directed towards industrial base supply chains critical to the Department of Defense, including rare earth mineral extraction, processing, and separation. These initiatives have increased the federal government’s level of interest in the rare earth industry and our potential rare earth products as a critical upstream segment of the supply chain, particularly considering China’s dominance in the global rare earth market.

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war and conflicts in the Middle East) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for rare earths, leading to a further Presidential Executive Order issued in February 2021 calling for an expedited 100-day review to address the strengthening of America’s supply chains, specifically requiring the Department of Defense to (i) submit a report identifying “risks in the supply chain of critical minerals and other strategic materials including rare earth elements” and (ii) make policy recommendations to address the risks. The 100-day review led to another Executive Order on June 8, 2021, calling for an investment in sustainable domestic and international production and processing of critical minerals, including a recommendation that Congress take actions to recapitalize and restore the National Defense Stockpile of critical minerals and materials. The Company monitors and participates in these initiatives as they are critical to the production of rare earth magnets used in the United States to support the manufacturing of, among other things, defense technologies, electric vehicles, wind turbines, consumer electronics, and oil refining equipment. In December 2023, China announced it had banned the export of technology to make rare earth magnets, adding to its previous export ban of critical material extraction and separation technology.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2024 was $3,626, or $0.01 per share, compared with our consolidated net loss of $2,222, or $0.01 per share, for the same period in 2023. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

Our exploration and evaluation costs totaled $2,903 for the three months ended March 31, 2024, compared with $1,510 for the same period in 2023. This increase of $1,393 was largely attributable to the activities associated with our Demonstration Plant project as work progressed under the Cost Share Agreement. See Note 4 to the Consolidated Financial Statements for a detailed discussion of this Cost Share Agreement.

Corporate Administration

Our corporate administrative costs decreased by $43 over the comparative three-month period, falling from $742 for the three months ended March 31, 2023 to $699 for the three months ended March 31, 2024. This decrease was largely driven by the decrease in our stock-based compensation of $154 over the comparative three-month period, partially offset by an increase in consulting fees.

Interest Income

For the three months ended March 31, 2024 and 2023, the Company generated interest income of $81 and $122, respectively, from investments of the remaining proceeds from the Rights Offerings. This $41 decrease from period to period was primarily the result of the lower average cash balances available for investment during the three-month period ended March 31, 2024.

Accretion Expense

We recorded accretion expense of $71 for each of the three months ended March 31, 2024 and 2023, in each case related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 nor greater than $1,850 in the form of cash, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 8 to the Consolidated Financial Statements for a discussion of the repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $784 for the three months ended March 31, 2024, compared with $1,543 for the same period in 2023. This decrease of $759 was largely attributable to the collection of the $2,000 WEA grant receivable balance during the first quarter of 2024 being partially offset by a $1,000 increase in amounts advanced by the Company to General Atomics under the Cost Share Agreement for work on the Demonstration Plant.

Investing Activities

Net cash provided by investing activities of $12 for the three months ended March 31, 2023 resulted from a $12 sale of non-essential equipment.  There were no similar transactions during the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities of $35,286 for the three months ended March 31, 2024 stemmed from the receipt of the net proceeds from the 2024 Rights Offering.  There were no similar transactions during the three months ended March 31, 2023.

Financial Position, Liquidity and Capital Resources

At March 31, 2024, we had a working capital balance of $39,494 which represented an increase of $31,685 from our December 31, 2023 working capital balance of $7,809. This increase was largely the result of the $35,286 in net proceeds received from the 2024  Rights Offering, partially offset by amounts paid by the Company during the three months ended March 31, 2024 under the Cost Share Agreement and for the payment of other ongoing expenses.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. The WEA grant is a cost-reimbursement award that is available to the Company for the reimbursement of Demonstration Plant expenses. As of December 31, 2023, the WEA had been invoiced for the first $2,000 of the $4,400 grant total for the achievement of the first milestone under the WEA Funding Agreement. The Company received payment of this $2,000 in January 2024. The remaining $2,400, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA upon achievement of those milestones.

Inclusive of amounts already advanced of $17,700 through March 31, 2024, the Company’s share of the total costs under the Cost Share Agreement are expected to exceed $22,000 over the life of the Demonstration Plant project. As a result, the project team has commenced discussions with the DoE and other government agencies regarding further cost-sharing opportunities to offset the increase in the anticipated project cost and further project objectives.

With the funds raised from the 2024 Rights Offering, the Company will have sufficient funds to complete construction and operation of the Demonstration Plant; however, even with these funds and the expected receipt of the remaining WEA grant monies, the Company will still require substantial additional funds to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2024 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element Resources.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2024, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*

Letter Agreement Amendment, dated as of January 18, 2024, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024)

10.2*

Employment Agreement, dated as of March 15, 2024, by and between Rare Element Resources, Inc. and Kenneth Mushinski (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 18, 2024)

10.3*+	Form of Indemnity Agreement (Directors and Officers)
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+	Filed herewith.
++	Furnished herewith.

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2024

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2024