Form 10-Q
period 2024-06-30
RARE ELEMENT RESOURCES LTD
filed 2024-08-07
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of August 5, 2024: 511,111,557.

i

ii

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “Rare Element,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., our predecessors, and consolidated subsidiary, or any one or more of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Demonstration Plant (as defined below) and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of construction, operation, decommissioning, and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our Demonstration Plant team’s ability to secure additional DoE funding, in addition to the awarded funding, on a cost-share basis relating to the Demonstration Plant project or any further initiatives that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the full amount of funding in connection with the Wyoming Energy Authority grant for the Demonstration Plant;
●	our ability to complete and operate the Demonstration Plant, including in a manner to meet project objectives and to do so within the approved budget and estimated timeline;
●	our ability to progress the Demonstration Plant through the remaining DoE go/no-go decision point;
●	the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the construction, operation, and decommissioning of the Demonstration Plant;
●	the plans for our projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	plans and strategies relating to the advancement of the Bear Lodge REE Project (as defined below);
●	our ability to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and if feasible, ultimate construction and operations of a commercial mine and plant for processing and separation of rare earth elements; and
●	our ability to obtain, and the timing of, necessary governmental permits and approvals for our business and projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand for and supply of and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	risks related to the development of new, lower cost sources of supply of rare earth products;
●	development risks, operational hazards, and regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including as a result of supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	government regulations and changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation on our business, including the costs of and our ability to complete the Demonstration Plant construction, operations and decommissioning and the Bear Lodge REE Project;
●	the impact of external financial sector factors including the security of our bank and investment account deposits;
●	risks and uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand, and prices;
●	our ability to complete financings and other transactions;
●	risks related to pandemics, epidemics or other disease outbreaks on supply chains and the resulting disease containment measures implemented by various governments;
●	risks relating to the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;
●	information technology system and/or data disruptions, damage, theft, failures, or cyber-attacks;
●	risks and uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange;
●	the impact of foreign and domestic government actions impacting the pricing for, or supply of, rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023; and
●	other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$30,576	$3,633
Grant receivable (Note 5)	—	2,000
Due from related party (Note 4)	192	179
Prepaid to related party (Note 4)	4,238	3,435
Prepaid expenses and other	220	503
Total Current Assets	35,226	9,750

Equipment, net	88	29
Restricted cash	190	186
Right of use asset (Note 6)	305	179
Investment in land (Note 8)	600	600
Total Assets	$36,409	$10,744

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$251	$291
Repurchase option (Note 8)	1,681	1,539
Lease liability, current (Note 6)	164	111
Total Current Liabilities	2,096	1,941

Reclamation obligation	182	182
Lease liability, long-term (Note 6)	167	92
Other long-term liabilities	92	92
Total Liabilities	2,537	2,307

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at June 30, 2024 and December 31, 2023 of 511,111,557 and 212,968,451, respectively	172,223	136,937
Additional paid in capital	29,094	29,140
Accumulated deficit	(167,445)	(157,640)
Total Shareholders’ Equity	33,872	8,437

Total Liabilities and Shareholders’ Equity	$36,409	$10,744

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(5,821)	$(2,165)	$(8,724)	$(3,675)
Corporate administration	(623)	(613)	(1,322)	(1,355)
Depreciation and amortization	(38)	(26)	(66)	(51)
Total operating expenses	(6,482)	(2,804)	(10,112)	(5,081)

Non-operating income (expense):
Interest income	371	139	452	261
Accretion expense	(71)	(71)	(142)	(142)
Interest expense	(9)	(8)	(15)	(16)
Gain on sale of equipment	12	—	12	12
Total non-operating income	303	60	307	115

Net loss	$(6,179)	$(2,744)	$(9,805)	$(4,966)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	439,278,102	256,932,144	439,278,102	256,876,646

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,805)	$(4,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	147	143
Right of use asset amortization	61	50
Lease liability	(58)	(46)
Stock-based compensation	(46)	331
Other	242	(14)
	(9,459)	(4,502)

Changes in working capital:
Due from related party	(816)	407
Grant receivable	2,000	—
Prepaid expenses and other	26	(3)
Accounts payable and accrued liabilities	(38)	26
Net cash used in operating activities	(8,287)	(4,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	12	12
Purchase of equipment	(64)	(16)
Net cash provided by investing activities	(52)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net (Note 7)	35,286	—
Stock option exercise	—	7
Net cash provided by financing activities	35,286	7

Net change in cash, cash equivalents and restricted cash	26,947	(4,069)
Cash, cash equivalents and restricted cash- beginning of the period	3,819	15,523
Cash, cash equivalents and restricted cash- end of the period	$30,766	$11,454

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of June 30,
	2024	2023
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$30,576	$11,454
Restricted cash, long-term	190	—
Total of cash, cash equivalents and restricted cash - end of period	$30,766	$11,454

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Common Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2023	212,515,951	$136,906	$28,845	$(150,866)	$14,885
Stock option exercises	100,000	7	—	—	7
Stock-based compensation	—	—	159	—	159
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(2,744)	(2,744)
Balance, June 30, 2023	212,613,451	$136,913	$29,004	$(153,610)	$12,307

Balance, March 31, 2024	511,111,557	172,223	29,158	(161,266)	40,115
Stock-based compensation	—	—	(64)	—	(64)
Net loss	—	—	—	(6,179)	(6,179)
Balance, June 30, 2024	511,111,557	$172,223	$29,094	$(167,445)	$33,872

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock option exercise	100,000	7	—	—	7
Stock-based compensation	—	—	331	—	331
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(4,966)	(4,966)
Balance, June 30, 2023	212,613,451	$136,913	$29,004	$(153,610)	$12,307

Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercises	36,275	—	—	—	—
Stock-based compensation	—	—	(46)	—	(46)
Net loss	—	—	—	(9,805)	(9,805)
Balance, June 30, 2024	511,111,557	$172,223	$29,094	$(167,445)	$33,872

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element holds a 100% interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits that comprise one of the highest-grade REE deposits identified in North America. The deposit has a favorable distribution of neodymium-praseodymium (NdPr), as well as a number of other critical rare earth elements. The Company has additionally developed and enhanced, along with General Atomics and its affiliates (as defined below), innovative and proprietary rare earth processing and separation capabilities for the processing of the Bear Lodge REE Project feed material and possibly feed materials from other sources.

If and when developed, the Bear Lodge REE Project will likely consist of the mine and a separation plant to produce a commercial NdPr product. As market conditions dictate, the Company will decide whether it is prudent to develop and put into production the mine and separation plant independent of each other or whether linking the two production processes into a single project is the more prudent path.

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

To address the Company’s funding needs, the Company completed rights offerings in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering,” and together with the 2021 Rights Offering, the “Rights Offerings”) for gross proceeds of approximately $25,400 and $35,800, respectively. The previously noted $21,900 financial award from the DoE was expected to fund approximately one-half of the originally expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the 2021 Rights Offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed in Note 5, and other funding sources, as necessary. Due to inflationary pressures and design enhancements among other factors, the initial Demonstration Plant project cost estimate of $43,800 has increased, resulting in the need for the 2024 Rights Offering, which closed in March 2024, to fund, in part, the Demonstration Plant operations as well as for other general corporate purposes. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

During the six months ended June 30, 2024, the Company continued its work on the Demonstration Plant project. This work is planned to continue until the Demonstration Plant’s expected completion of operations in 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant. The completion of each of these milestones were gating events for the DoE’s continued funding, as provided for in the 2021 DoE award. With the completion of the second gating event, the Demonstration Plant’s construction has progressed, with completion expected during the second half of 2024. Operations to process the sample materials and recover the NdPr and other REEs are expected to follow the completion of the Demonstration Plant’s construction for up to an additional 12 months.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of June 30, 2024, the Company had cash and cash equivalents of $30,576. During the six months ended June 30, 2024, we consumed cash of $8,287 in our operating activities ($10,287 excluding the $2,000 received from the WEA during the period), of which approximately $8,500 was advanced for the payment of costs associated with the Demonstration Plant project, while the remainder was used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2023, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of June 30, 2024, and the results of its operations and cash flows for the three and six months ended June 30, 2024 and 2023 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the six months ended June 30, 2024 may not be indicative of the results that will be realized for the full year ending December 31, 2024.

Research & Development (“R&D”) Expenditures

Materials, equipment, and facilities acquired or constructed for R&D activities associated with the Company’s Demonstration Plant project are expensed as incurred. These materials, equipment and facilities are not expected to have an alternative future use beyond the end of the current Demonstration Plant project.

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At June 30, 2024, the Company had $190 in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. In March 2024, the Company completed the 2024 Rights Offering (Note 7) whereby the Company offered existing shareholders the right to purchase additional common shares at $0.12 per share (the “Offer Price”).  Because the Offer Price was significantly lower than the market trading price of the common shares at that time, the discounted Offer Price was considered a bonus element similar in nature to a stock dividend. As a result, the earnings per share calculations have been retroactively adjusted for the bonus element for all periods presented.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2024 and December 31, 2023 are presented in the following table:

Fair value at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,473	$30,473	$—	$—
Related party receivables	192	192	—	—

Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,301	$3,301	$—	$—
Grants and related party receivables	2,179	2,179	—	—

Money market funds are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at June 30, 2024 and December 31, 2023.

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a party, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. This consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder), and includes certain of General Atomics’ affiliates, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. Under this original proposal, the DoE’s share of the Demonstration Plant project funding was estimated at $21,900 and represented approximately one-half of the total originally estimated costs for the project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The Cooperative Agreement provides that up to approximately $43,800 in allowable costs for the Demonstration Plant are to be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for the 50% of the non-federal funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant under the Cooperative Agreement. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project.

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

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, has submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 21% higher than the original budget of approximately $43,800. The DoE has been asked to support the growth in this budget increase on the same 50% cost-share basis as previously agreed in the Cooperative Agreement. Irrespective of the DoE’s decision, the Company is prepared to cover the cost increases to ensure the Demonstration Plant can operate for a sufficient amount of time to gather the information necessary for a commercialization decision. The additional funding for the higher budget total and an additional contingency for expected additional budget adjustments that are not covered by the DoE will come from the proceeds generated by the 2024 Rights Offering.

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement (the “Extension Agreement”) under which the Company agreed to make additional cash advances, up to $2,500, to General Atomics while the parties progressed an amended project funding agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. Pursuant to the terms of the Cost Share Agreement and Extension Agreement, the Company had advanced payments to General Atomics, as leader of the consortium, totaling $24,200 through June 30, 2024, the maximum amount of advances authorized under these agreements.

As of August 7, 2024, amendments to both the Cost Share Agreement and the Subcontract Purchase Order were still in the process of being finalized with General Atomics.

The following table summarizes transactions under the Cost Share Agreement during the six months ended June 30, 2024:

Balance of funds remaining on deposit with General Atomics as a prepaid expense at beginning of period	$3,435
Funds transferred to General Atomics during the period	8,500
The Company's share of Demonstration Plant project costs incurred during the period	(7,697)
Balance of funds remaining on deposit with General Atomics as a prepaid expense at end of period	$4,238

The following table summarizes related party receivables due from General Atomics for reimbursable costs incurred by the Company under the Subcontract Purchase Order during the six months ended June 30, 2024:

Balance of receivables due from General Atomics at beginning of period	$179
Reimbursable costs incurred by the Company during the period	549
Reimbursements received from General Atomics during the period	(536)
Balance of receivables due from General Atomics at end of period	$192

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The following table summarizes transactions under the WEA Funding Agreement for the six months ended June 30, 2024:

Grant receivable due from the WEA at beginning of period	$2,000
Grant amounts invoiced to the WEA during the period	—
Grant reimbursements received from the WEA during the period	(2,000)
Grant receivable due from the WEA at end of period	$—

The Company received payment in January 2024 of the $2,000 grant receivable balance at December 31, 2023. The remaining $2,400 of the $4,400 grant total, which is conditioned on the achievement of other future milestones will be invoiced to the WEA once those milestones have been achieved (expected in the fourth quarter of 2024).

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

Effective September 21, 2021, the Company entered into a lease agreement for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant (the “Property Lease”). The Property Lease is a 12-month lease with annual renewal terms. In June 2024, the Property Lease was renewed, extending the termination date to September 30, 2025. The Property Lease, which is

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The Property Lease provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. Pursuant to the Property Lease, the Company is obligated to remove certain Company completed property improvements; however, those items requiring removal, if any, will be confirmed with the lessor prior to the termination of the Property Lease.

On May 14, 2024, the Company entered into a second lease agreement for modular office units for use at its Demonstration Plant site in Upton, Wyoming (the “Office Lease”). The Office Lease is for an initial 12-month term and provides for monthly extension options thereafter. During the initial 12-month term, the Company, at its option, can terminate the Office Lease for convenience upon ninety (90) days’ prior written notice and the payment of an early termination fee. The Office Lease, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, property taxes and other applicable costs, including the transportation charges to return the units to their original point of origin in an amount not to exceed $7.

For purposes of the following table, payments under the Property Lease and Office Lease are assumed to run through September 30, 2026 and September 30, 2025, respectively.  If the completion of the Demonstration Plant operations dictates further extensions beyond these dates, the Company may seek to extend the term of one or both lease agreements accordingly.

Total future lease payments under the Company’s leases as of June 30, 2024 are as follows:

2024	$96
2025	177
2026	96
Total lease payments	369
Less interest	(39)
Present value of lease payments	$330

For the six months ended June 30, 2024, $58 was included in operating cash flows for amounts paid for operating leases.

As of June 30, 2024 the weighted average lease term for the Company’s operating leases was 1.75 years (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of June 30, 2024, the Company had 3,385,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,020,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The Company did not grant any stock options during the six months ended June 30, 2024. The significant assumptions used to estimate the fair value of the 1,020,000 stock options granted during the six months ended June 30, 2023 were as follows:

Risk-free interest rate	1.54%
Expected volatility	123%
Expected dividend yield	Nil
Expected term in years	8

The following table summarizes our stock option activity for each of the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,725,000	$1.18	4,160,000	$1.26
Granted	—	$—	1,020,000	$0.38
Exercised	(50,000)	$0.07	(100,000)	$0.07
Cancelled/Expired	(270,000)	$0.42	—	$—
Outstanding, end of period	4,405,000	$1.24	5,080,000	$1.10

Exercisable, end of period	4,363,333	$1.24	3,726,250	$1.34
Non-vested, end of period	41,667	$1.20	1,353,750	$0.44

The 50,000 options exercised during the six months ended June 30, 2024, resulted in the issuance of 36,275 common shares on a net settlement basis.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of June 30, 2024:

		Weighted
		Average
		Remaining
As of June 30, 2024:	Intrinsic Value	Life (Years)
Stock options outstanding	$—	6.5
Stock options exercisable	$—	6.5
Stock options non-vested	$—	7.7

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recognized negative stock-based compensation expense of $(64) and $(46), respectively, due to the forfeiture of certain stock options that resulted in the reversal of previously recognized stock-based compensation expense. For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense of $159 and $331, respectively.

As of June 30, 2024, there was approximately $12 of total unrecognized compensation cost related to the 41,667 unvested stock options that is expected to be recognized over a weighted-average remaining vesting period of approximately nine months.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

2024 Rights Offering

On March 11, 2024, the Company completed the 2024 Rights Offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. Terms of the 2024 Rights Offering included the issuance of one and four-tenth (or 1.4) subscription rights for each common share owned by each holder on the record date with each subscription right entitling the holder to purchase one common share of the Company at a subscription price of $0.12 per share (the “Basic Subscription Privilege”). For any holder exercising its Basic Subscription Privilege in full, the holder could also exercise an oversubscription privilege to purchase additional common shares that were unsubscribed for at the expiration of the 2024 Rights Offering, subject to availability and pro rata allocation of shares among persons exercising the oversubscription privilege. The 2024 Rights Offering, which generated $35,286 in net proceeds after deducting approximately $514 in transactions costs, resulted in the issuance of 298,106,831 common shares of the Company.

The net proceeds from the 2024 Rights Offering will be utilized to progress the Company’s business strategy to support the advancement of the Bear Lodge REE Project, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to support a commercialization decision, as well as for other general corporate purposes.

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

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics as extended and as discussed in Note 4, the Company has agreed to assume and pay for approximately one-half of the allowable costs, under the original Demonstration Plant budget, incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Option is later exercised. In October 2023, the Company made the $25 Repurchase Option Extension Payment to Whitelaw Creek to extend the term of the Repurchase Option through October 26, 2024.

9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three and six months ended June 30, 2024, has been prepared based on information available to us as of August 7, 2024. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2023, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus has been and continues to be the engineering, permitting, licensing, construction, and operation of the Demonstration Plant. If successful, this Demonstration Plant will show that our propriety extraction technology is able to process and separate certain REEs from high grade sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional REE processing methods and will serve as a precursor to inform the design and estimated cost for a future full-scale production facility.

During the first six months of 2024, the Company, along with the other consortium members, continued their work on the Demonstration Plant project, and this work is expected to continue until the project’s expected completion of operations in 2025. In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the completion of the DoE’s first go/no-go decision point. The completion of this milestone was a gating event for the DoE’s continued funding of the project, as provided for in the 2021 award grant. A second milestone was achieved with the completion of permitting activities in the fourth quarter of 2023, allowing for the Demonstration Plant’s construction, which is currently nearing completion. Operations to process and separate the REE from the stockpiled mineral sample are expected to follow the completion of the Demonstration Plant’s construction for a term of up to 12 months.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company, will be used to fund the Company’s 50% share of the Demonstration Plant’s originally estimated cost of approximately $43,800 with the other fifty percent of the funding coming from the DoE. Through June 30, 2024, the Company had advanced a total of $24,200 toward its share of the expected cost of the Demonstration Plant (see Note 4 to our Consolidated Financial Statements for further discussion). As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. The remaining $2,400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those milestones have been achieved (expected in the fourth quarter of 2024).

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, has recently submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which is approximately 21% higher than the original budget of approximately $43,800. The DoE has been asked to support the growth in this budget increase on the same 50% cost-share basis as previously agreed in the Cooperative Agreement. Irrespective of the DoE’s decision, the Company is prepared to cover the cost increases to ensure the Demonstration Plant can operate for a sufficient amount of time expected necessary for a commercialization decision.

In part to fund the Company’s share of these cost increases, the Company announced, during December 2023, its intention to launch the 2024 Rights Offering to raise approximately $36,000 in gross proceeds. In March 2024, the Company completed the 2024 Rights Offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. The proceeds from the 2024 Rights Offering will be used to progress the Company’s business strategy to support commercialization, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, as well as for other general corporate purposes. Even with these funds, however, the Company will still require substantial additional funds for the permitting, development, and buildout of the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

During the first half of 2024, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic, rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government issued two Presidential Executive Orders in 2017 to encourage and support the establishment of a domestic rare earth supply chain and to strengthen the defense industrial base with respect to critical minerals including rare earths. In June 2019, the Department of Commerce released its report entitled “Federal strategy to ensure secure and reliable supplies of critical minerals.” This was followed by four U.S. Presidential Determinations on July 22, 2019, directed to the Secretary of Defense. One Presidential Determination declared that “the domestic production capability for rare earth metals and alloys is essential to the national defense.” Since then, four more Presidential Determinations/Waivers have been signed that support the critical mineral industry, which include rare earth elements. The “Supply Chain Resilience (Waiver)” signed on February 27, 2023 allows funds to be directed towards industrial base supply chains critical to the Department of Defense, including rare earth mineral extraction, processing, and separation. These initiatives have increased the federal government’s level of interest in the rare earth industry and our potential rare earth products as a critical upstream segment of the supply chain, particularly considering China’s dominance in the global rare earth market.

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

Results of Operations

Summary

For the three and six months ended June 30, 2024, we experienced net losses of $6,179 ($0.01 per share) and $9,805 ($0.02 per share), respectively, compared with net losses of $2,744 ($0.01 per share) and $4,966 ($0.02 per share) for the three and six months ended June 30, 2023, respectively. See our discussion below for the primary drivers of these changes. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

Our exploration and evaluation costs increased by $3,656 over the comparative three-month period, rising from $2,165 for the three months ended June 30, 2023 to $5,821 for the three months ended June 30, 2024, and by $5,049 over the comparative six-month period, rising from $3,675 for the six months ended June 30, 2023 to $8,724 for the six months ended June 30, 2024. These increases were largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement. See Note 4 to the Consolidated Financial Statements for a more complete discussion of this Cost Share Agreement.

Corporate Administration

Our corporate administrative costs remained relatively constant at $623 and $613 for the three months ended June 30, 2024, and 2023, respectively, and $1,322 and $1,355 for the six months ended June 30, 2024 and 2023, respectively. The majority of these expenses are associated with our costs of being a public company.

Interest Income

For the three months ended June 30, 2024 and 2023, the Company generated interest income of $371 and $139, respectively, and $452 and $261 for the six months ended June 30, 2024 and 2023, respectively, from investments of its cash holdings. These increases from period to period were primarily the result of the higher average cash balances available for investment during the three- and six-month periods ended June 30, 2024 due to the funds raised from the 2024 Rights Offering.

Accretion Expense

We recorded accretion expense of $71 for each of the three months ended June 30, 2024 and 2023, and $142 for each of the six months ended June 30, 2024 and 2023,in each case related to the Company’s option to repurchase approximately 640 acres of non-core real property in Wyoming for not less than $1,200 nor greater than $1,850 in the form of cash, or a combination of cash and common shares of the Company. Accretion expense is recorded each reporting period to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25. See Note 8 to the Consolidated Financial Statements for a discussion of the repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $8,287 for the six months ended June 30, 2024, compared with $4,072 for the same period in 2023. This increase of $4,215 was largely attributable to a $5,500 increase in amounts advanced by the Company to General Atomics under the Cost Share Agreement for work on the Demonstration Plant, partially offset by the collection of the $2,000 WEA grant receivable balance.

Investing Activities

Net cash used in investing activities of $52 and $4 for the six months ended June 30, 2024 and 2023, respectively, resulted from the purchase and sale of equipment during each period.

Financing Activities

Net cash provided by financing activities of $35,286 for the six months ended June 30, 2024 stemmed from the receipt of the net proceeds from the 2024 Rights Offering.  Net cash provided by financing activities of $7 for the six months ended June 30, 2023 stemmed from the exercise of 100,000 stock options.

Financial Position, Liquidity and Capital Resources

At June 30, 2024, we had a working capital balance of $33,130 which represented an increase of $25,321 from our December 31, 2023 working capital balance of $7,809. This increase was largely the result of the $35,286 in net proceeds received from the 2024 Rights Offering, partially offset by amounts paid by the Company during the six months ended June 30, 2024 under the Cost Share Agreement and for the payment of other ongoing expenses.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. Following the achievement of the first milestone under the WEA Funding Agreement, the Company received in January 2024 the first $2,000 of the $4,400 grant. The remaining $2,400, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA upon achievement of those milestones.

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, has recently submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which is approximately 21% higher than the original budget of approximately $43,800. The DoE has been asked to support the growth in this budget increase on the same 50% cost-share basis as previously agreed in the Cooperative Agreement. Irrespective of the DoE’s decision, the Company is prepared to cover the cost increases to ensure the Demonstration Plant can operate for a sufficient amount of time to gather the information necessary for a commercialization decision. The additional funding for this revised budget and contingency for additional budget adjustments, if necessary, that are not covered by the DoE would come from the proceeds generated by the 2024 Rights Offering. Through June 30, 2024, the Company had advanced funds totaling $24,200 for costs related to the Demonstration Plant.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2024 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element Resources.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2024, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+	Extension to Cost Share Funding Assumption Agreement, dated as of May 16, 2024, by and between General Atomics and Rare Element Resources, Inc.
10.2*

Employment Agreement, dated as of July 1, 2024, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 2, 2024)

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2024

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2024