Form 10-K
period 2024-12-31
RARE ELEMENT RESOURCES LTD
filed 2025-03-21
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $34,000,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 17, 2025 was 516,134,712.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors, and consolidated subsidiaries, or any one or more of them, as the context requires.

Rare Element is focused on advancing our Bear Lodge rare earth elements project (the “Bear Lodge REE Project”), including demonstrating the technical and economic feasibility of our proprietary rare earth elements processing and separation technology through the construction and operation of a demonstration-scale processing and separation plant (the “Demonstration Plant”). The Bear Lodge REE Project includes the mineral deposit and the planned processing and separation commercial plant. The Company previously explored its Sundance gold project mineralization, which exploration has been postponed since 2016 (the “Sundance Gold Project”). Both the Bear Lodge REE Project mineral deposit and the Sundance Gold Project are located primarily on the Bear Lodge property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). See “Part I, Item 1. Business.”

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Demonstration Plant and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of commissioning, operation, decommissioning, and the sources of funds to pay for such costs;
●	our ability to successfully manage contractors that may be under contract with another consortium member for the Demonstration Plant project, and the risk of contractor liens on the Demonstration Plant due to contractor payment disputes we do not control;
●	availability of funds and capital resources;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our Demonstration Plant team’s ability to secure additional funding (in addition to the previously awarded funding) relating to the Demonstration Plant project or any further initiatives or advancements that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the remaining uncollected funds in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to operate the Demonstration Plant, including in a manner to meet project objectives within the approved budget and estimated timeline;

●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the commissioning, operation, and decommissioning of the Demonstration Plant;
●	plans for our projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	plans and strategies relating to the advancement of the Bear Lodge REE Project;
●	our plans and strategies to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and, if feasible, ultimate construction and operations of a commercial mine and plant for processing and separation of rare earth elements;
●	the timing of an amendment to the Cost Share Agreement (as defined below) between the Company and General Atomics, whose affiliate is the Company’s majority shareholder; and
●	our success in obtaining and the timing for receipts of, necessary governmental permits and approvals for our business and projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand for, and supply of rare earths, and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	the development of new, lower cost sources of supply of rare earth products;
●	development, construction and operational hazards, as well as regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including as a result of supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	government regulations and changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	the impact of potential new and/or increased tariffs and other trade restrictions on the global trade industry;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation on our business, including the costs of and our ability to complete the Demonstration Plant commissioning, operations and decommissioning, and the Bear Lodge REE Project;
●	the impact of external financial sector factors including the security of our bank and investment account deposits;
●	uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand and prices;
●	our ability to complete financings and other transactions;
●	pandemics, epidemics or other disease outbreaks on supply chains and the resulting disease containment measures implemented by various governments;
●	the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;

●	information technology system and/or data disruptions, damage, theft, failures, or cyber-attacks;
●	uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange other than the QTCQB Venture Marketplace;
●	foreign and domestic government actions impacting the pricing for, or supply of, rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in this Annual Report; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the section headings “Item 1. Business”, “Item 1A. Risk Factors”, and elsewhere in this Annual Report. Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

GLOSSARY OF TERMS

Conversion Factors and Abbreviations

All units in this Annual Report are stated in metric measurements and their imperial measurement equivalents. For ease of reference, the following conversion factors are provided:

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

CREE – critical rare earth elements – Nd, Pr, Dy, and Tb were identified by the DoE as “critical” in its 2023 Critical Materials Assessment. CREEs are those projected by the DoE to have the greatest economic importance for clean energy development and the highest risk of supply disruption.

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

GHG – greenhouse gases.

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

Technical Report – means the technical report of the Company dated April 12, 2024 prepared in accordance with Canada’s National Instrument 43-101 - Standards of Disclosure for Mineral Projects and titled “Technical Report on the Bear Lodge REE Project located in Crook County, Wyoming, USA” by authors Alan C. Noble of Ore Reserves Engineering, Monica Barrero Bouza of EurGeol and Jaye T. Pickarts, Consultant.

TREO – Total Rare Earth Oxide (expressed in wt.%) and consisting of the fourteen (14) individually assayed rare earth element oxides plus yttrium oxide: La2O3, Ce2O3, Pr2O3, Nd2O3, Sm2O3, Eu2O3, Gd2O3, Tb2O3, Dy2O3, Ho2O3, Er2O3, Tm2O3, Yb2O3, Lu2O3, and Y2O3.

TRS – the technical report summary, dated February 29, 2024, relating to the Bear Lodge REE Project prepared in compliance with Item 601(b)(96) and Subpart 1300 of Regulation S-K, which was filed as Exhibit 96.1 to the Company’s Current Report on Form 8-K filed on March 4, 2024 and is incorporated by reference in this Annual Report.

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

Originally organized as a “capital pool” company whose activities were focused on the identification and completion of a qualifying transaction as required by the rules of the TSX Venture Exchange (“TSX-V”), we transitioned to a “venture company” on July 25, 2003, coincident with (1) the completion of a reverse takeover acquisition of Rare Element

Holdings Ltd. (the qualifying transaction), (2) a name change of “Spartacus Capital Inc.” to “Rare Element Resources Ltd.”, and (3) the completion of a private placement. The Company’s main assets include its proprietary rare earth processing and/or beneficiation and separation technology and its 100% interest in a group of unpatented mining claims and ownership of adjacent private property, together known as the Bear Lodge Property, owned through a wholly owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

SUBSIDIARIES

We have one direct wholly owned subsidiary, Rare Element Resources, Inc., incorporated in 1997 in the state of Wyoming, USA, formerly known as Paso Rico (USA), Inc. (“Paso Rico”).

DESCRIPTION OF BUSINESS

We are currently focused on demonstrating the technical and economic feasibility of our proprietary processing and separation technology through the permitting and licensing, construction, and operation of a Demonstration Plant and advancing the Bear Lodge REE Project located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated REE deposits and a planned hydrometallurgical plant that may be located near Upton, Wyoming. The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America containing a favorable distribution of CREE.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on metallurgical processes to recover saleable rare earth products and has been granted two patents on its metallurgical processing innovations. More specifically, the Company has pilot tested and received patent protection for a method for the removal of thorium from a rare earth element (REE)-containing acidic solution, as well as a method for the selective extraction of REEs from base metals in a pregnant liquid solution. In accordance with our Intellectual Property Rights Agreement with Synchron, these patented processes have been further advanced through a trade secret process alongside General Atomics, an affiliate of Synchron, the Company’s  majority shareholder.

Our near-term focus is on the operation of the Demonstration Plant as further described below. Assuming the Demonstration Plant operation is successful, the Company plans to evaluate the feasibility of mining through producing a separated rare earth oxide utilizing REEs from the Bear Lodge REE Project, as well as from other sources on a commercial scale.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance due to financial resource constraints and market conditions, and all permitting and licensing activities were suspended at that time. Based on current permitting and licensing timetables and other factors, we anticipate that once formally recommenced, we could receive all permits and licenses for the Bear Lodge REE Project approximately 36 months after resuming permitting and licensing efforts. Commencement of those efforts is dependent upon our Demonstration Plant’s operating results.

If and when a decision to resume the Bear Lodge REE Project development activities is made, our plan is to advance engineering in preparation for the FS, including an evaluation of a potential step approach to development beginning with a smaller initial production facility utilizing higher-grade material which could then be scaled up. Our ability to begin construction activities on the Bear Lodge REE Project will be subject to various factors, including (i) the availability of adequate capital, (ii) positive results from the Demonstration Plant’s operations, (iii) an affirmative FS, (iv) securing off-take agreements with customers at adequate prices, (v) obtaining necessary permits and licenses, and (vi) approval from the Company’s board of directors (the “Board of Directors” or the “Board”).

The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and power lines within two kilometers (1.2 miles) of the Bear Lodge Property. Geographically, the Bear Lodge Property is located 100 kilometers (62.1 miles) east of Gillette, Wyoming, a major infrastructure, support, and logistics center for coal mines in the Powder River Basin that should provide for ready access to many of the required production supplies and materials as well as skilled labor. Additionally, the deposit is situated only 64 kilometers (39.8 miles) from the nearest railhead at Upton, Wyoming, where the Demonstration Plant is sited and the proposed hydrometallurgical plant may also be sited, allowing access to major distribution channels via the adjacent railhead as well as convenient access to utilities and other infrastructure.

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Rare Earth Demonstration Plant Project

Construction, Commissioning and Operation of the Demonstration Plant

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing Demonstration Plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, the Company, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing the Company’s proprietary technology to produce commercial-grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE’s original funding commitment was in the amount of $21,900 and represented approximately one-half of the originally estimated costs for the Demonstration Plant.

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate the REE from the stockpiled mineral sample. During the operation phase, which is expected to commence in mid-2025, the Demonstration Plant is expected to produce up to 10 tons (9.1 tonnes) of NdPr oxide.

In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant. In September 2024, the DoE issued its final Project Continuation Notice confirming the Demonstration Plant’s readiness for operations. This notice, along with the U.S. Nuclear Regulatory Commission’s (the “NRC”) operations approval under its previously issued license (received in October 2024), allowed for the commencement of Demonstration Plant operations. The Company now expects to commence operations in mid-2025.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget in 2024 of approximately $53,600, which is approximately 21% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,300) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be approximately $66,000.

Wyoming Energy Authority Financial Award

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company and the DoE, is being used to fund the Demonstration Plant’s construction and operating costs. As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other milestones, will be invoiced to the WEA once those milestones have been achieved (expected in mid-2025).

Future Funding Needs

As a result of its financing needs, the Company announced on December 5, 2023 its intention to launch a rights offering. In March 2024, the Company completed the rights offering for gross proceeds of approximately $35,800 in which each holder of the Company’s common shares as of the record date of December 15, 2023 was eligible to participate. Even with the funds raised in the rights offering and the expected receipt of the remainder of the DoE financial support and WEA grant monies, the Company will not have sufficient funds to progress certain activities, including the permitting, licensing, development, and construction related to its Bear Lodge REE Project. In the event the Company cannot secure additional financial resources or complete a strategic transaction in the longer term relating to the development of its Bear Lodge REE Project, it may need to suspend its operational plans or liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

Through 2024, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government has issued several Presidential Executive Orders, under both the Biden Administration and the first and second Trump Administrations, to encourage and support the establishment of a domestic REE supply chain and to strengthen the defense industrial base with respect to critical minerals, including REEs.  On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included (1) several urgent critical mineral and rare earth directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals; and (4) establishing the U.S. position as the leading producer and processor of rare earth minerals, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states. Additionally, in early 2025, the Trump Administration announced several potential new and/or increased tariffs and other trade restrictions on exports to the United States. The impact of these trade restrictions or tariffs are unknown and could have an impact on the REE supply chain and/or our business operations.

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war and conflicts in the Middle East, and tariffs on certain critical mineral exports from China) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for REEs. In December 2023, China announced it had banned the export of technology to make rare earth magnets, adding to its previous export ban of critical material extraction and separation technology. In December 2024, China further banned the export of certain critical minerals, including gallium, germanium, and antimony, which have widespread military applications.

TRENDS AND DESCRIPTION OF THE REE MARKET

Uses for REE Products

Due to variations in physical, chemical, molecular and application characteristics, different rare earth metals possess their own market uses, drivers and challenges. REEs are used in computers, cellular telephones, television screens, wind turbines, fuel cells, automobiles, magnetic refrigeration, energy-efficient lighting, petroleum-refining catalysts, and numerous other modern specialty technologies, including military applications. Lately, the major driver for the rare earth metals market has been increasing consumption in the manufacture of permanent NdFeB rare earth magnets, in which rare earth metals such as Nd, Pr, Tb, and Dy are used. Specifically, these REEs are used in hybrid and electric vehicle motors as well as in wind turbines. Ce, La, and other REEs are widely used in applications such as metallurgy, catalysts, glass, ceramics, optical instruments, and polishing.

Trends Affecting REE Supply, Demand and Prices

According to the research and advisory firm Benchmark Mineral Intelligence (“Benchmark”), rare earth mine production in 2024 increased by approximately 9% to 389,738 tonnes (429,653 tons) TREO relative to 2023 with refined supply estimated to be 372,867 tonnes (411,054 tons) TREO, an approximately 19% increase from 2023. Mine production from China (+21,000 tonnes or 23,151 tons), Laos (+8,700 tonnes or 9,591 tons), the U.S. (+3,700 tonnes or 4,079 tons), and Brazil (+1,000 tonnes or 1,102 tons) contributed to the increase. Despite the production increases from Laos and the U.S., China still dominates the global supply of rare earths at both the mined and refined stages, accounting for approximately 69% of global mine production and approximately 93% of refined production in 2024. China’s share of global refining is partly influenced by U.S. production of TREO concentrates which are sent to China.

In the rest of the world, specifically in the U.S. and Australia, certain competitors form a second tier of rare earth concentrate producing companies, with 45,247 tonnes (49,881 tons) TREO mine production coming from the U.S. and approximately 11,740 tonnes (12,942 tons) TREO coming from Australia, in each case in 2024. A facility in Malaysia produces separated rare earths (NdPr oxide, La oxide, and Ce oxide) from TREO mined in Australia.

The rapid growth in demand for certain REEs, specifically Nd and Pr used in permanent magnets for electric motors and generators, is expected to continue as these magnets give improved performance compared with other magnets according to Benchmark. The increased focus on clean energy in 2024 was driving the demand for wind turbines and electric vehicles, which in turn drove the demand for rare earth magnets. In 2024, magnet demand accounted for about 37% (approximately 69,000 tonnes or 76,067 tons TREO) of global rare earth demand and about 77% (approximately $4.8 billion) of the total global REE market value (approximately $6.2 billion). Near-term neodymium-praseodymium (“NdPr”) oxide prices have trended downward (current prices around $56/kg), as a result of persistent market surpluses with capacity expansions at Chinese mines having been the largest source of supply growth since 2015. Longer-term, the NdPr price is expected to rise (Benchmark estimates $100+/kg. starting in 2029) as a supply gap begins to take hold and existing sources of supply become more strained seeking to meet the projected growth in demand.

Benchmark is forecasting that magnet applications, particularly for electric vehicles, and offshore wind energy generation, will continue to increase their share of overall demand for rare earth magnets rising from 37% in 2024 to 48% by 2030. This increase in demand for magnet rare earths, namely Nd-Pr, Dy and Tb oxides, is expected to drive future growth above other rare earth compounds and support higher prices. Electric vehicle sales have experienced robust growth, going from 13% global market penetration in 2022, to 19.5% penetration in 2024, and, according to Benchmark, to an estimated 46% penetration by 2030.

Supply and demand factors for REE products that could positively impact future REE prices include, among other factors, the following:

●	the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to multiple defense applications, hybrid and electric vehicles and wind power generation facilities, particularly large off-shore installations;
●	the use of high-strength NdFeB magnets in the miniaturization of electronic products;

●	the use of La in the fluid catalytic cracking process used by refineries in the processing of lower quality crude oil that consumes greater quantities of the catalysts;
●	the increased use of REEs in the drive to reduce global carbon emissions;
●	China consolidating its REE industry and closing small, inefficient, and polluting REE producers;
●	the capping of production and the tightening of export volumes and imports by China;
●	changes in trade policies, including changes in taxes or import/export duties for REE materials by the U.S. government and/or China;
●	the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;
●	the continued research and commercialization of new applications for REE products; and
●	the rising costs in China due to stricter environmental controls and rising wages.

Supply and demand factors for REE products that could negatively impact future REE prices include, among other factors, the following:

●	the potential for oversupply of certain REEs due to new production inside and outside of China and/or increased exports from China;
●	government policy changes (U.S. or otherwise) that would curtail incentives for electric vehicle adoption and/or wind energy development;
●	development or enhancements of alternative electric motor or generator technologies that may use less or no REE magnet materials;
●	strong demand for selected REEs like magnet materials, driving overproduction of other co-product REEs and creating oversupply conditions for non-magnet REEs;
●	the potential substitution of other materials for higher-priced REEs;
●	the development of new, lower cost sources of supply that could reduce the market price for REEs;
●	economization by intermediate and end-users to reduce the usage of REEs in end-products;
●	the potential for increased recycling of higher-priced REEs;
●	fluctuating oil, gas and coal prices that could reduce the demand for technologies using REEs;
●	static or lower global economic growth, reducing overall demand growth for REEs; and
●	potential by-product production of REEs that may increase supply irrespective of the economics of REE production from primary mines.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the Bear Lodge REE Project will likely be impacted by global supply and demand and future prices of REEs.

SEASONALITY

At this stage, seasonality in the state of Wyoming is not a material factor to our exploration, development, and operating activities on the Bear Lodge Property. Snowfall or extreme temperature in the winter may temporarily limit our access to the Bear Lodge Property, limit work activities on the Demonstration Plant or limit future work on a commercial-scale processing facility from time to time during the months of November through June.

COMPETITION

The industry in which we operate is highly competitive. We compete with other mining and exploration companies, both within the U.S. and internationally, for the exploration and development of mineral properties and production of REEs as well as funding for our projects. There is competition for the limited number of opportunities, some involving companies having substantially greater financial resources, staff, and facilities than we do, and some with rare earth operational experience. We also compete with other mining and exploration companies in our efforts to hire and retain experienced professionals. As a result, we may have difficulty attracting or retaining key personnel or securing outside technical resources.

In 2024, China accounted for an estimated 69% of global REE mine production and 93% of global refined production. Benchmark has forecasted that China will remain the primary source of mine supply, although China’s share of global mine production is projected to decline to 43% by 2030. China is also expected to remain the largest contributor of refined supply, but China’s share of total refined production is projected to decrease to 71% by 2030. Demand is projected to remain Asia-driven, with China maintaining a dominant position. This gives the Chinese producers a continued competitive advantage in controlling the supply and processing of REEs and an opportunity to influence prices to discourage competition. Additionally, any increase in the quantities of REEs exported from other nations will likely only increase supply and may result in price reductions, reduced margins, and loss of potential market share, any of which could materially and adversely affect our business. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We rely on a combination of trade secret protection, nondisclosure agreements, trademarks, and patents to establish and protect our proprietary intellectual property rights in our rare earth technology.

As of December 31, 2024, we had on file U.S. provisional patent applications relating to processing methods, including (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, and (2) separation of thorium from bulk REEs in a solvent extraction (“SX”) process. These provisional applications provide the basis for the current patent portfolio, which includes two issued U.S. patents and one pending U.S. divisional patent application, and fifteen issued foreign patents across thirteen foreign jurisdictions. The issued U.S. patents have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property, including patents and related technical information, to our majority shareholder, Synchron, in October 2017, and the license became exclusive to Synchron and its affiliates in October 2019. The Company retains a limited right to use its intellectual property and any enhancements thereto. Several of these technologies may have potential value for application in other industries. See “Item 1A. Risk Factors” of this Annual Report.

ENVIRONMENTAL REGULATION

Our exploration and planned development, mining and processing activities are subject to extensive and demanding environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability for non-compliance and governmental fines and penalties. Also, developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect that could materially or adversely affect us. Environmental laws historically have evolved in a manner that requires stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. Current and future laws, regulations and permits could impose significant costs, liabilities or obligations and could limit or prevent our ability to continue operations or undertake new operations. A future change in the U.S. presidential administration or in the composition of the Congress could result in more stringent environmental regulation of our operations. In addition, under various federal, state and local laws and regulations, a current or former owner or operator of a property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or products on, under or from such property. Costs to address contamination can be substantial and liability under such laws may attach without regard to whether the owner or operator caused or was responsible for such contamination, and the liability may be joint and several. Moreover, the presence of contamination could expose us to third-party liability (e.g., for cleanup costs, bodily injury or property damage), subject our properties to liens in favor of the government, impose restrictions on the manner in which a property may be used, or materially or adversely affect our ability to sell, lease or develop properties.

Our Bear Lodge Property in Wyoming is subject to federal and state environmental laws, regulations, and permits. The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”) Bear Lodge Ranger District, Sundance, Wyoming. The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality (the “WDEQ”). We operate under approvals and permits granted by these two agencies and have established surety bonds to ensure environmental reclamation of areas disturbed. As of December 31, 2024, the Company holds surety bonds with the state of Wyoming totaling $185. Prior to operating, we will require several other permits and licenses, including those issued by the NRC, U.S. Army Corps of Engineers, and others.

Our Demonstration Plant is subject to federal, state, county and local licenses and permits, including an NRC source material possession license, USFS road use permit and WDEQ air quality and storm water permits, among others. As of December 31, 2024, the Company held a surety bond, totaling $917 and secured by cash collateral of $195, with the state of Wyoming for the reclamation of the Demonstration Plant.

MINERALS EXPLORATION REGULATION

Mining operations and exploration and development activities are subject to various federal, state, county and local laws and regulations in the U.S. that govern prospecting, exploration, development, mining, production, processing, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations. There are no current orders or notices of violations relating to the Company under applicable laws and regulations.

Compliance with these laws and regulations may impose substantial costs on the Company and could subject it to significant potential liabilities. Changes in these laws or regulations could require us to expend significant resources to comply with new laws or regulations, or changes to current requirements, and could have a material adverse effect on our business operations.

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2024, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

At December 31, 2024, we had seven full-time employees and no part-time employees. Our employees are not covered by any collective bargaining agreements. When required, our employees will engage the services of third parties under consulting or service agreements.

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

Risks Related to Our Business

We may not be able to operate our Demonstration Plant project for a sufficient period of time to gather the information required for a commercialization decision and we do not have direct control over the DoE relationship for its cost-share funding.

We are subject to the impact of inflation on wages, capital equipment, general supplies and reagents in the operation of our Demonstration Plant. If the additional funds required by these inflationary cost measures were to prevent us from having or being able to secure the funds to operate the Demonstration Plant for a sufficient amount of time to gather the information required for a commercial-scale plant decision, this could adversely have an impact on our future development plans. Additionally, the contracting for some services relating to the Demonstration Plant, including engineering and construction services, was completed by another consortium member and any disputes over cost increases are not controlled by us and may result in contractor payment disputes, liens or other delays to the project. Further, the DoE agreement is with General Atomics, and we do not have direct control over the DoE relationship, invoicing and disposition of the equipment post-operations.

We have no revenues from operations and expect to incur losses for a significant period of time. Any future revenues and profits are uncertain.

We have incurred losses since our inception, and further losses are anticipated in the development of our business. As of December 31, 2024, we had cash and cash equivalents of $26,732. During the year ended December 31, 2024, we consumed cash of $12,178 between our operating and investing activities.

Even with the funds raised in our March 2024 rights offering and the expected 2025 receipt of the final $400 in grant monies from the WEA, we will not have sufficient funds to progress our longer-term activities, including the permitting, licensing, development, and construction related to our Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon the receipt of additional funds through financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. Ultimately, in the event that we cannot secure additional financial resources, or complete a strategic transaction in the longer term, we may need to suspend our operational plans or liquidate our business interests, and investors may lose all or part of their investment.

Our largest shareholder beneficially owns a majority of our common shares, has significant influence on, and control over the outcome of, our major corporate decisions, including veto power over some matters, and could take actions that may not be viewed favorably by certain other shareholders, any of which actions could adversely affect the market price of our common shares.

As of March 17, 2025, Synchron owned approximately 70% of the issued and outstanding common shares of the Company. Additionally, Synchron has approval rights for certain corporate actions and the right to nominate three of seven directors to the Company’s Board. Pursuant to the investment agreement, dated October 2, 2017, by and between the Company and Synchron (“the Investment Agreement”), Synchron has significant influence on, and control over the outcome of, certain of our major corporate decisions and matters requiring shareholder approval, including the election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets and other decisions affecting our capital structure, the amendment of our certificate of incorporation and articles, and our winding up and dissolution. These rights, along with the concentration of ownership and voting power with Synchron, (i) may make it more difficult for any other holder or group of holders of our common shares to significantly influence the way we are managed or the direction of our business and (ii) may make it more difficult for another company to acquire us and for shareholders to receive any related takeover premium unless Synchron approves the acquisition. The interests of Synchron with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other shareholders.

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

During the first quarter of 2016, we placed the Bear Lodge REE Project on care-and-maintenance, and all licensing and permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued to hold the Bear Lodge REE Project on care-and-maintenance through 2023. In 2024, we resumed certain of these activities, including certain environmental data collection and technical report updates. However, our ability to obtain further financing to fund the full permitting and development of the Bear Lodge REE Project beyond what is allowed by the funds raised in the March 2024 rights offering is uncertain.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible. The economic feasibility of exploration and development projects is based on many factors, such as the following:

●	completion of feasibility studies to evaluate mineral resources and mineral reserves and commercial viability;
●	the timing and cost, which can be considerable, of further exploration, licensing, permitting and construction of infrastructure, mining, processing and/or beneficiation facilities;

●	our ability to utilize our proprietary process technologies, which could encounter problems or unexpected costs in scale-up;
●	securing commercially viable sales outlets for our REE products;
●	the potential need to enter into joint venture or other partnership arrangements to develop the Company’s projects;
●	the availability and costs of equipment, supplies and skilled labor, as required;
●	the availability and cost of appropriate processing and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	future prices for rare earth minerals;
●	potential opposition from non-governmental organizations, environmental, indigenous, or local groups or inhabitants that may delay or prevent development activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of labor, fuel, power, materials, or supplies;
●	potential shortages of mineral processing and/or beneficiation, construction or other facilities-related equipment or supplies; and
●	the ability to attract and retain talent for development and operation of the Bear Lodge REE Project.

It is common in exploration programs and in development, construction, and mine start-ups to experience unplanned problems, delays, and substantial cost overruns. Accordingly, our activities may not result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing minerals from our projects at all or in a reasonable timeframe.

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

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our mineral resource estimate and refined plans for our process technology. We subsequently updated the mineral resource and more recently completed a TRS (See “Item 2. Properties” of this Annual Report) and Technical Report for the Bear Lodge REE Project; however, the economic assessment of the Bear Lodge REE Project has not been progressed through an updated FS. Subject to further financing and the results of the Demonstration Plant, we may resume work on an FS. Whether the Company undertakes a FS in the future and, if so, the results of any such study, are uncertain and may indicate project economics that are more or less favorable than those previously reported in 2014 or in the TRS or Technical Report. As our project optimization efforts continue, we cannot ensure that the FS will be based upon all of the same inputs used in the PFS and TRS. As a result, we may need to update our processing and/or beneficiation technology, and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible. In addition, there is a risk that the Company may not resume work on a FS.

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

We estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our historical PFS, dated October 9, 2014, at approximately $290,000. We did not evaluate the capital cost estimates in our 2024 TRS or Technical Report for the Bear Lodge REE Project. Our FS, if and when completed, is expected to show our estimated costs will be materially higher than those we previously anticipated, which could make it more difficult to finance the Bear Lodge REE Project or to successfully establish mining operations.

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

We rely on a combination of trade secret protection, nondisclosure agreements, trademarks, and patents to establish and protect our proprietary intellectual property rights in our rare earth technology. As of December 31, 2024, we had on file U.S. provisional patent applications relating to processing methods, including (i) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, and (ii) separation of thorium from bulk REEs in a solvent extraction (“SX”) process. These provisional applications provided the basis for the current patent portfolio, which includes two issued U.S. patents and one pending U.S. divisional patent application, and fifteen issued foreign patents across thirteen foreign jurisdictions. The issued U.S. patents have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property, including patents and related technical information, to Synchron in October 2017, and the license became exclusive to Synchron and its affiliates in October 2019. Several of these technologies have potential value for application in other industries, and the Company is evaluating this potential. The success of our business depends, in part, on our ability to utilize our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

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

The historical mineral resource estimates for our Sundance Gold Project are not considered current, need to be updated, and should not be relied upon.

The 2011 historical mineral resource estimates for our Sundance Gold Project have not been updated and, as such, should not be relied upon. The Sundance Gold Project is in the early exploration stage and has been on hold since 2014. We have not done sufficient work to classify the historical mineral estimates for our Sundance Gold Project as a current estimate of mineral resources, and we are not treating the historical mineral resource estimates as current estimates of mineral resources.

We depend on key personnel, and the absence of any of these individuals could adversely affect our business.

Our success is currently largely dependent on the performance, retention and abilities of our directors, President and Chief Executive Officer (“CEO”), other officers and personnel. The loss of the services of these persons could have a material adverse effect on our business and prospects. There is no assurance that we can maintain the services of our directors, CEO, other officers, or other qualified personnel and consultants required to operate our business. Failure to do so could have a material adverse effect on us and our prospects. We do not maintain life insurance policies on our employees, directors, or consultants.

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

We believe that we were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2024, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

An investor in our common shares that is a U.S. taxpayer (referred to as a U.S. shareholder) should be aware that we believe that we were a PFIC for the year ended December 31, 2024. We also expect that we will be a PFIC for the year ending December 31, 2025 and that we may be a PFIC in subsequent years. The tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2024, or that we will or will not be a PFIC for the year ending December 31, 2025, or for any future year. We will use commercially reasonable efforts to provide information regarding our status as a PFIC, and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power, to U.S. shareholders who make a written request for such information. Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC. For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

Risks Related to the Mineral Exploration, Development and Mining Industries

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus is currently the advancement and development of the Demonstration Plant and ultimately the Bear Lodge REE Project, changes in demand for, and the market price of, REE products could significantly affect our ability to develop or finance the Bear Lodge REE Project and eventually attain commercial production or profitability. REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply, and demand for REE products, and the political and economic conditions of countries that produce and use REEs. Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

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

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially and adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products. REE supply markets continue to be dominated by production from China, which produced an estimated 69% of the global REE mine production and 93% of refined product in 2024. China also dominates the manufacture of metals, NdFeB magnets and other products from REEs. The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Advanced technology in recycling REEs may also impact supply and prices. Any increase in the amount of REE products exported from other nations and increased competition may result in price reductions, reduced margins, or loss of potential market share, any of which could materially adversely affect our business. As a result of these factors, we may not be able to compete effectively against our future competitors.

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

Our current and future activities will be governed by laws and regulations, including the following, among others:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining, processing, production, and decommissioning;
●	laws and regulations related to exports, taxes, and fees;
●	labor standards and regulations related to occupational health and mine safety;
●	laws and regulations relating to environmental protections concerning, among other things, waste management, greenhouse gas emissions, transportation, and disposal of toxic and radioactive substances, land use, water, air, and the protection of threatened and endangered species.

We believe that we hold, or are in the process of obtaining, all licenses and permits necessary to carry on the activities that we currently are conducting or propose to conduct in the near term under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required for future exploration, development and mining activities, including constructing mines and/or processing and/or beneficiation facilities, and commencing operations at the Bear Lodge REE Project. In addition, if we proceed to production on the Bear Lodge REE Project, we will be required to obtain and comply with permits and licenses that may contain specific operating or other conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions. Our Sundance Gold Project, previously in the exploration stage, but on hold since 2014, does not have any of the permits or licenses that would be necessary to carry on further activities on the project. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting and licensing requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

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

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

●	NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. Under NEPA, a federal agency must prepare an EIS detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.” The EPA will, and other federal agencies and any interested third parties can review and comment on the scope of an EIS and the adequacy of and findings set forth in a draft and final EIS.
●	We began, in 2012, to undertake the NEPA process for the Bear Lodge REE Project with the USFS as the lead agency. However, in 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended, including the EIS process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely.
●	The NRC, pursuant to its authority under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), oversees the regulatory framework governing the control of radioactive materials, including processing and/or beneficiation of REE that contain radioactive source materials such as uranium and thorium. The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight. If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required. As our operations are expected to exceed this concentration, we are required to follow the regulations pertaining to a license application for the Demonstration Plant project and the Bear Lodge REE Project. The Demonstration Plant project received the necessary NRC license in the third quarter of 2023. The licensing process, including NEPA review relating to the NRC licensing, when initiated for the Bear Lodge REE Project may cause delays or result in changes to the Bear Lodge REE Project design to mitigate impacts as required under the license.
●	Under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”) and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination or whether the owner or operator caused or knew of the release. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

●	The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, and disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although certain mining, mineral processing and/or beneficiation wastes currently are exempt from regulation as hazardous wastes under RCRA, the EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal, and clean-up requirements.
●	The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining, processing and/or beneficiation activities. Our planned mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment that are subject to review, monitoring, control requirements and emission limits under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs to remain in compliance. In addition, permitting and licensing rules and issued permits may impose limitations on production levels or result in additional capital expenditures to comply with such rules or permits. In certain circumstances, private citizens may also sue sources of pollutants for alleged violations of the CAA.
●	The Clean Water Act, as amended (“CWA”), and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Violation of the CWA and similar state regulatory programs can result in civil, criminal, and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. They also can impose substantial liability for the costs of removal or remediation associated with such discharges. The CWA also requires a discharge permit for certain activities and requires the implementation of a Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of stormwater run-off. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by a permit issued by the U.S. Army Corps of Engineers.
●	The Safe Drinking Water Act, as amended (“SDWA”), and the Underground Injection Control (“UIC”) program promulgated thereunder regulate the drilling and operation of subsurface injection wells. The program requires that a permit be obtained before drilling a disposal well. The EPA directly administers the UIC program in some states, and in others the responsibility for certain aspects of the program has been delegated to the state. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.
●	The Endangered Species Act (“ESA”) regulates activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. The ESA protects threatened and endangered species primarily by prohibiting the unauthorized “taking” of listed species, which includes harassing or harming members of such species or significantly modifying their habitat. The ESA also requires consultation with other agencies in certain circumstances. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, the ESA authorized both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

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

Mineral exploration, development and mining involve various types of risks and hazards, including, but not limited to, the following:

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

Any exploration or operation of our Bear Lodge Property will entail certain risks, including unexpected or unusual operating conditions, such as rockslides, cave-ins, flooding, fire, and earthquakes. It is not always possible to insure against these risks. Should events such as these arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and/or a decline in the value of our assets or common shares. We expect to maintain general liability, director and officer insurance, and some insurance against our assets but not with the expectation of full replacement value. We may decide to update or amend our insurance portfolio in the future if coverage is available at economically viable rates.

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

Due to the relatively high cost of being a public company in the U.S., our Board of Directors may elect to voluntarily deregister our common shares under the Exchange Act and suspend our reporting obligations in the U.S., possibly in combination with an effort to list our common shares on a securities exchange other than the OTCQB Venture Marketplace. No Board approval of deregistration has taken place, but in the future, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our common shares under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15. We believe that we are eligible to deregister under the Exchange Act. If we were to file a Form 15, we expect that our common shares, which currently trade on the OTCQB Venture Marketplace, would not continue to be quoted on the OTCQB Venture Marketplace. Following any deregistration, we would not expect to publish periodic financial information or furnish such information to our shareholders except as may be required by applicable laws, including Canadian securities laws, or stock exchange rules. As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our common shares.

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

Global and regional political and economic conditions could adversely impact our business.

Political and economic shifts, both domestic and international, may create uncertainty and pose risks to our operations. Policies related to populism, protectionism, economic nationalism, and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes, including tariffs, counter-tariffs, export controls, sanctions, and currency regulations, may increase costs and disrupt supply chain, operating model, and customer relationships.

Further, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates, or currency controls may affect REE prices, capital availability, and investor confidence. Even the perception of these risks could lead to reduced investment, higher production costs, and operational challenges. If such trends continue, they may have a material adverse effect on our business and financial performance.

Our directors, officers and consultants may be engaged in other businesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due to the breadth of networks and systems we must defend against cybersecurity attacks and threat actors seeking to inflict harm on us; and the substantial level of harm that could occur to us were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended December 31, 2024, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in us incurring significant costs related to, for example, implementing additional threat protection measures and increased cybersecurity insurance premiums, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools; however, we remain potentially vulnerable to known or unknown threats. In some instances, we and our suppliers may be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” of this Annual Report for more information on our cybersecurity risks and product vulnerability risks.

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

Our Board of Directors has ultimate oversight of our cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to Company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors.

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

During 2024, the Company engaged a third-party technology firm to conduct an annual cyber risk assessment. The assessment resulted in certain recommended upgrades being made to the Company’s network.  In early 2025, the Company engaged an independent cyber security firm to conduct a more comprehensive assessment of the Company’s information technology system. The Company is currently awaiting the findings from that assessment.

ITEM 2. PROPERTIES

Information concerning our mining property in this Annual Report has been prepared in accordance with the SEC requirements of CFR Title 17, Subpart 229, Item 1300-1305 of Regulation S-K, which requires us to disclose our mineral resources and reserves as of the end of our most recently completed fiscal year for our material mining property.

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

The information that follows relating to the Bear Lodge REE Project is derived from, and in some instances is an extract from, the TRS, dated February 29, 2024, relating to the Bear Lodge REE Project prepared in compliance with CFR Title 17, Subpart 229, Item 601(b)(96) of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Annual Report. We recently completed the Technical Report, which is NI 43-101 compliant for the Bear Lodge REE Project, and there are no material differences between the Technical Report and the information set forth below and contained in the TRS.

Qualified Persons

The scientific and technical disclosures about the Bear Lodge REE Project in this Annual Report are derived from the TRS and the Technical Report and have been reviewed and approved by:

●	Mr. Alan C. Noble, Professional Engineer, Ore Reserves Engineering;
●	Ms. Monica Barrero Bouza, Geologist, EurGeol; and
●	Mr. Jaye Pickarts, Professional Engineer, former consultant to the Company and since October 2024 the Company’s Chief Operating Officer.

Mr. Noble and Ms. Bouza are both independent of the Company and all three are qualified persons as defined by Regulation S-K (Subpart 229, Item 1300) and NI 43-101 (Standard of Disclosure for Mineral Projects). For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this Annual Report, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS on the Bear Lodge REE Project (as described below), which is incorporated by reference in this Annual Report, as well as the Technical Report available under the Company’s profile at www.sedarplus.ca.

Individual Property Disclosure

Bear Lodge Property

The Bear Lodge Property, which is located in Central Crook County, Wyoming, contains two projects, the Bear Lodge REE Project and the Sundance Gold Project. The Bear Lodge REE Project consists of the Bull Hill and Whitetail Ridge REE deposits and the exploration targets of East Taylor (“Taylor”) and Carbon Hill (“Carbon”), all of which are located near Sundance, Wyoming. The Bear Lodge REE Project also incorporates the proposed processing and separation plant as well as the Demonstration Plant (under construction) in Upton, Wyoming. See the property location map below. Additional details on each of these areas are set forth below under the heading “Bear Lodge REE Project.” We hold our interest in the Bear Lodge Property through our wholly-owned subsidiary, Rare Element Resources, Inc., a Wyoming corporation.

Bear Lodge Property – Location Map

We control 100% of the mineral rights at the Bear Lodge Property, consisting of unpatented mining claims and an adjacent property (hereinafter referred to as the “Section 16 property”) owned by the Company. We hold 499 unpatented mining claims located on land administered by the USFS. The Bear Lodge Property is located within parts of Sections 5, 6, 7, 8, 9, 14, 15, 16, 17, 18, 19, 21, 22, 23, 26, 27, 28, 29, 30, 31, 32, 33, 34 and 35 in Township 52 North and Range 63 West, Sixth Principal Meridian, Crook County, Wyoming. All of the public property mining claims are unpatented, such that the paramount title to the land is held by the U.S. All of the mineral resources identified in the TRS are located on mining claims that we hold.

On October 25, 2021, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), entered into an amendment (the “Amendment”) to the asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”). The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) the Section 16 property, consisting of approximately 640 acres (257 hectares) of non-core real property located in Crook County, Wyoming, that was under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to the terms of the APA with Whitelaw Creek, as extended, RER exercised its option to repurchase the Section 16 property, and on October 21, 2024, entered into a purchase agreement with Whitelaw Creek to repurchase the Section 16 property (the “Land Repurchase”). The Land Repurchase closed on October 25, 2024 (the “Closing Date”). As consideration for the Land Repurchase, on the Closing Date, the Company (i) issued 5,000,000 of its common shares to Whitelaw Creek having a Closing Date fair value of $1,950 and (ii) paid Whitelaw Creek $1,507 in cash.

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

In order to maintain all claims in good standing, the Company is responsible for the payment of annual federal claim maintenance fees (currently $200/claim) and the recording of the annual claim maintenance and intent to hold notice with Crook County, Wyoming. All 499 unpatented claims included in the project are located on both federal and private lands and are subject to annual maintenance fees payable to the United States Bureau of Land Management. Mineral rights on the mining claims and the approximately 640-acre Section 16 property provide the Company with mineral and surface rights to explore, develop, and mine the Bear Lodge Property, subject to the prior procurement of required operating permits and approvals and compliance with applicable federal, state, and local laws, regulations, and ordinances.

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

Condition of the Property

We are not aware of any outstanding environmental liabilities associated with the Bear Lodge Property, except for the required reclamation work associated with our exploration and drilling activities. Previous exploration activities were approved by both the USFS and the WDEQ. We have an approved reclamation plan and have posted surety bonds to cover the required reclamation. Certain of these reclamation activities were completed in 2024, and we are now awaiting final WDEQ approval for the removal of these obligations from our reclamation liability.

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

The Bear Lodge REE Project lies about seven air miles (11 kilometers) or 12 road miles (19 kilometers) northwest of the town of Sundance (Wyoming), approximately 22 air miles (35 kilometers) west of the South Dakota state line, 55 air miles (89 kilometers) east of Gillette (Wyoming), and 230 miles (370 kilometers) north of Cheyenne, the Wyoming state capital. Gillette is the headquarters for much of the Wyoming coal mining industry.

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

The Bear Lodge alkaline-igneous complex is a northwest-trending alkaline intrusive dome with dimensions of approximately 10 kilometers (6.2 miles) NW-SE by six kilometers (3.7 miles) NE-SW. The complex consists predominantly of multiple intrusions of phonolite, trachyte, and other alkaline igneous rocks, and a variety of associated breccias and diatremes.

Exploration and Drilling

The Bear Lodge Mountains were initially prospected for gold during the late nineteenth and early twentieth century. Rare earth mineralization was first discovered in approximately 1949. Various companies conducted sporadic exploration of the area from the 1970s through the 1990s, both for rare earths and for gold. Commencing in 2004, we initiated REE exploration activities and from 2004 through 2013, a total of more than 48,768 meters (160,000 feet) of drilling was completed in over 200 core holes. These exploration activities included geochemical, geophysical, geological, and mineralogical modeling of the district and individual deposits.

The 2013 drilling program involved infill drilling at the Whitetail Ridge deposit, including 14 core holes for a total of 3,556.5 meters (11,698 feet). The second phase consisted of 21 core holes totaling 3,247 meters (10,651 feet) and six reverse circulation (“RC”) twin holes totaling 832 meters (2,730 feet). The RC twin holes were drilled using a center return hammer with the objective of minimizing hole erosion and obtaining assay data directly correlative to that from the adjacent core holes.

The 2014 program consisted of excavating a test trench along the southwestern flank of Bull Hill in August. The main mineralized zone was exposed and exploited to collect geological information, including dike dimension and structural continuity, grade variation, ore and gangue mineralogy, pit slope stability engineering and confirmation of parameters utilized in ore resource calculations. The program netted approximately 630 tonnes (695 tons) of sample materials that will be utilized in the Demonstration Plant.

No exploration drilling was conducted from 2013 through the end of 2024, and no drilling or exploration activities are currently planned for 2025.

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

Bull Hill and Whitetail Ridge Deposits

The Bull Hill deposit mineralized bodies occur as steeply dipping, FMR-carbonatite dike swarms, and associated stockwork. Geological interpretation of results from the 2010–2014 drill and trench programs indicates that the Bull Hill deposit area is dominated by northwest-striking mineralized bodies in the southern two-thirds of the resource area, while the northern part of the resource area exhibits a transitional change in strike from a north-westerly to a north-easterly direction. The dike swarm primarily intrudes heterolithic intrusive breccia of the Bull Hill diatreme and adjacent trachytic and phonolitic intrusive rocks. Carbonatite dikes at depth are interpreted to transition toward the surface into OxCa and FMR bodies. The mineralized structures range in size from veinlets to large dikes more than 30 meters (98 feet) in width.

The Bull Hill deposit consists of one dominant dike set and several subsidiary dike sets in a swarm that has dimensions of more than 457 meters (1,499 feet) along strike and less than 100 meters (328 feet) in width. The dikes appear to pinch and swell in both strike and dip directions, and they can be traced in drill holes more than 305 meters (1,001 feet) down dip.

The Whitetail Ridge deposit occurs about 700 meters (2,297 feet) northwest of the Bull Hill deposit. The REE mineralization consists of northwest- and north-striking FMR dikes, and an FMR stockwork zone that is also elongated northeasterly, with dimensions of roughly 380 meters by 290 meters (1,247 feet by 951 feet). The enveloping gravity and radiometric geophysical anomalies and coincident soil geochemical anomalies are larger and may indicate a broader distribution of REE mineralization beneath the extensive soil and colluvial cover. Drilling conducted from 2011 through 2013 indicates that much of the mineralization is confined within the volume of the Whitetail Ridge diatreme.

Other Exploration Target Areas at the Bear Lodge REE Project

The discovery of high-grade REE mineralization at the East Taylor and the Carbon target areas expanded the area of known REE mineralization outside of the Bull Hill and Whitetail Ridge deposits. The data indicates that the Bear Lodge REE Project area covers a crudely elliptical area that extends approximately 1,750 meters (5,741 feet) northwest-southeast by 1,300 meters (4,265 feet) northeast-southwest. The Carbon exploration target area is located northwest of the Bull Hill deposit, and the East Taylor Target Area is located west of the Bull Hill deposit. Drill assay data from the East Taylor and the Carbon target areas identify these areas as zones of HREE-enrichment relative to the Bull Hill deposit. These two exploration target areas, along with the Whitetail Ridge deposit, are peripheral to the Bull Hill deposit. The discovery of these target areas indicates good potential for additional deposits of high-grade REE in the western half of the Bear Lodge REE Project, and those deposits appear to be particularly enriched in HREE.

Permitting and Licensing

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project. This process is essential to securing the permits and approvals necessary to move into production. In early 2012, we submitted the plan of operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013. The USFS selected a project manager and prime contractor for the preparation of the draft EIS, published notice in the Federal Register and completed necessary scoping work. The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative. The U.S. Army Corps of Engineers and the appropriate state and local government agencies were involved in the EIS process as cooperating agencies. On January 22, 2016, our Board of Directors decided to conserve cash due to the difficult market conditions at the time and suspended all permitting and licensing efforts, including the EIS process. We notified the USFS and cooperating agencies, the NRC, and the state of Wyoming of our decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. During 2022, the Company undertook environmental sampling to update the baseline environmental data for the Bear Lodge REE Project.

The Company will be required to obtain permits and licenses to further develop the Bear Lodge REE Project from the USFS, the Wyoming Department of Environmental Quality Land Quality Division (WDEQ-LQD), and the NRC.

Processing and Decommissioning

The Company is proceeding with the construction and operations of a rare earth processing and separation Demonstration Plant. The Demonstration Plant construction was substantially completed in late 2024 and is expected to be in operation in mid-2025 following a period of equipment commissioning. The Demonstration Plant is expected to advance the Company’s proprietary processing and separation technology and generate the operational and economic data necessary for the design of a commercial-scale facility.

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

The Bull Hill deposit estimates of measured, indicated, and inferred mineral resources, based on a base-case cutoff grade for resource reporting of 2.18% TREO, are summarized in Table 1 below. As noted in the TRS, the effective date of the mineral resource estimate is December 31, 2023. The Company has determined that the assumptions included in the mineral resource estimate are reasonable as of December 31, 2024.

Table 1. Bull Hill TREO Mineral Resource Summary for the Total Oxide (Ox & OxCa)
at the End of the Fiscal Year Ended December 31, 2024

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
5.
The point of reference for mineral resource is in situ mineralization.
6.
See Table 2 for metallurgical recoveries, pay factors, and commodity price assumptions used for the purposes of preparing mineral resource estimates.

At December 31, 2024, we had no proven or probable mineral reserves. The metallurgical recoveries, pay factors, and commodity price assumptions used in the preparation of the mineral resource estimate are shown in Table 2 below. Additional information about these assumptions is provided in Chapter 11 of the TRS and in the Technical Report.

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

Rare Earth Processing and Separation Demonstration Plant Project

During 2021, a consortium of companies, of which the Company is a member, and which is led by General Atomics, secured with the DoE an assistance agreement for the engineering, construction, operation and decommissioning of a rare earth separation and processing Demonstration Plant to be located in Upton, Wyoming at a leased industrial site near infrastructure (the “Demonstration Plant”). The consortium created by General Atomics, an affiliate of Synchron, includes certain of General Atomics’ affiliates, the Company, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the demonstration project in November 2021.

The purpose of the Demonstration Plant is to process and separate certain rare earth elements from previously stockpiled high-grade sample materials from the Bear Lodge REE Project, utilizing the Company’s proprietary extraction and separation processes. The Demonstration Plant has been designed as a demonstration-scale facility that will produce high-purity NdPr, as well as other rare earth oxides. Successful operation will serve as a precursor to a future full-scale production facility.

As of December 31, 2024, construction of the Demonstration Plant was substantially complete, with operations expected to start during mid-2025.

Demonstration Plant Permitting and Licensing

On July 31, 2023, the NRC issued the Company a Source Material License. This license is necessary to allow the processing of previously stockpiled material from the Bear Lodge REE Project at the Company’s Demonstration Plant. In November 2023, the DoE’s Office of Energy Efficiency and Renewable Energy finalized its NEPA review of the Company’s Demonstration Plant issuing a finding of no significant impact (also known as a “FONSI”), completing the federal permitting activity required for construction of the Demonstration Plant. Finally on December 21, 2023, the DoE’s Office of Energy Efficiency and Renewable Energy issued a Project Continuation Notice following its approval of the budget for construction of the Company’s Demonstration Plant. This approval, along with the completion of the DoE’s NEPA review, allowed for the commencement of the construction of the Demonstration Plant.

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

As part of the project licensing with the NRC, the Company has secured and maintains, on behalf of the Demonstration Plant project, a reclamation bond in the amount of $917 and has posted cash collateral of $195 as security for the bond. The ultimate clean-up and any associated decommissioning costs of the Demonstration Plant are the responsibility of the Company and payment of these costs will be handled through the Cost Share Agreement (as defined below).

Demonstration Plant Project Schedule

To achieve the Demonstration Plant project objectives, the schedule was divided into three distinct performance periods, which commenced on October 1, 2021. During the performance periods, there were three DoE go/no go decision points.

●	Performance Period 1: Design, Permitting and Licensing Commencement
●	Performance Period 2: Procurement and Construction
●	Performance Period 3: Operations

The objective of Performance Period 1, which was achieved in December 2022, was the completion of the design of the facility and the establishment of requirements and standards to support the subsequent procurement of process equipment, as well as commencement of permitting and licensing. Licensing and permitting was extended into Performance Period 2 and achieved in early 2024. The objective of Performance Period 2, now nearing completion, was the final procurement of the process equipment and construction of the Demonstration Plant. The objective of Performance Period 3 is the actual operation of the Demonstration Plant itself in accordance with all local, state, and federal permits, licenses, and regulations.

In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant. In September 2024, the DoE issued its final Project Continuation Notice confirming the Demonstration Plant’s readiness for operations. This notice, along with the U.S. Nuclear Regulatory Commission’s (the “NRC”) operations approval under its previously issued license (received in October 2024), allows for the commencement of Demonstration Plant operations. In November 2024, the Company commenced equipment shakedown and plant commissioning activities, with expected commencement of plant operations in mid-2025.

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

Sundance Gold Project

The Sundance Gold Project is the second project located on our Bear Lodge Property. The Sundance Gold Project consists of 288 unpatented lode mining claims adjacent to the Bear Lodge REE Project in Crook County, Wyoming. In 2011, we published an NI 43-101 compliant technical report that now contains historical estimates of inferred mineral resources on the Sundance Gold Project. As a result of the Company’s current focus on the Bear Lodge REE Project, no drilling or exploration on the Sundance Gold Project has been conducted since the end of 2011 and none is currently planned. We have not done sufficient work to classify the historical estimate as a current estimate of mineral resources, mineral reserves, or exploration results, and we are not treating the estimate as a current estimate of mineral resources, mineral reserves, or exploration results.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect on the Company or our operations, taken as a whole. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Mine Safety and Health Administration pursuant to the Federal Mine Safety and Health Act of 1977 (the “Mine Safety and Health Act”). During the year ended December 31, 2024, the Company was not subject to any regulation by the Mine Safety and Health Administration under the Mine Safety and Health Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of March 17, 2025, we had approximately 45 shareholders of record who hold 516,134,712 issued and outstanding common shares.

DIVIDEND POLICY

We do not anticipate that we will declare any dividends in the foreseeable future. Payment of any future dividends, if any, will be at the discretion of the Board of Directors after taking into account many factors, including our operating results, financial conditions, and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2024, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously included in a Current Report on Form 8-K or Quarterly Report on Form 10-Q of the Company.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2024, we had two equity compensation plans under which our common shares had been authorized for issuance to our officers, directors, employees, and non-employee consultants: our 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”), and our 2022 Equity Incentive Plan (the “2022 Plan”), which was approved by our Board on June 22, 2022 and adopted by our shareholders on August 23, 2022. Stock options are no longer available for grant by the Company under the 2011 Plan.

The following table sets out those securities of the Company which have been authorized for issuance under each equity compensation plan at December 31, 2024:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options and	outstanding options and	(excluding securities reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2011 Plan	3,385,000	$1.50	Nil
2022 Plan	1,020,000	$0.38	15,966,689
Total	4,405,000	$1.24	15,966,689

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material U.S. federal income tax consequences of the ownership and disposition of our common shares by a holder of our common shares that is a U.S. Holder (as defined below). This summary is general in nature and does not address the effects of any state or local taxes, U.S. federal estate, gift, or generation-skipping taxes, or the tax consequences in jurisdictions other than the U.S. In addition, this discussion does not discuss all aspects of U.S. federal income taxation that may be material to investors subject to special treatment under U.S. federal income tax law. For example, this discussion does not address all U.S. federal income tax aspects that may be material to U.S. Holders who own or have owned, directly or by the application of certain constructive ownership rules, 10% or more of the outstanding shares of the Company by either vote or by value, U.S. expatriates, insurance companies, tax-exempt entities, financial institutions, persons subject to the alternative minimum tax, or the base erosion and anti-abuse tax, regulated investment companies, securities broker-dealers or dealers, traders in securities who elect to apply a mark-to-market method of accounting, partnerships or other pass-through entities and investors in such an entity, persons holding our securities as part of a larger integrated transaction, persons who acquire our securities as compensation, persons who may be subject to the tax on global intangible low-taxed income, persons who may be eligible for a deduction for a portion of foreign-derived intangible income or global intangible low-tax income, and persons whose functional currency is not the U.S. dollar. This summary is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), the regulations promulgated thereunder, court decisions and published rulings of the Internal Revenue Service (the “IRS”), as in effect on the date hereof, and the Convention between the U.S. and Canada with Respect to Taxes on Income and on Capital signed on September 26, 1980, as amended and currently in force (the “Treaty”), and does not take into account the possible effect of future legislative or administrative changes or court decisions. We do not anticipate requesting any rulings from the IRS or obtaining any opinions from counsel on the tax consequences described below, or on any other tax issues. The IRS or a court might reach a contrary conclusion with respect to the issues addressed herein if the matter were to be contested. Future legislative or administrative changes or court decisions may significantly change the conclusions expressed herein, and any such changes or decisions may have a retroactive effect with respect to the matters discussed herein.

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

We believe that we were a PFIC for the year ended December 31, 2024. We expect that we will be a PFIC for the year ending December 31, 2025, and that we may also be a PFIC for subsequent years. The tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2024, or that we will or will not be a PFIC for the year ending December 31, 2025, or for any future year. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 21, 2025. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

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

Throughout 2024, the Company, along with the other consortium members, continued their work on the Demonstration Plant project, and this work is expected to continue until the completion of the project’s operations. In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate the REE from the stockpiled mineral sample to follow the completion of construction activities. During the production phase, which is expected to commence in mid-2025, the Demonstration Plant is expected to produce up to 10 tons (9.1 tonnes) of NdPr oxide.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company and the DoE, is being used to fund the Demonstration Plant’s construction and operating costs. As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those final milestones have been achieved (expected in mid-2025).

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including expected final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which is approximately 21% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised DoE approved budget. Even with this increase, the Company now expects that the full Demonstration Plant project costs, once operations are complete, will exceed the higher, revised DoE budget total of $53,600 and has advised the DoE that it will use Company funds, to the extent it is unable to secure other external funding sources, to cover those costs above the DoE approved cost-share budget, now estimated to be approximately $66,000.

To fund the Company’s share of these cost increases, the Company announced, during December 2023, its intention to launch a rights offering. In March 2024, the Company completed the rights offering (the “2024 Rights Offering”) for gross proceeds of approximately $35,800, in which each holder of the Company’s common shares as of the record date of December 15, 2023, was eligible to participate. The proceeds from the 2024 Rights Offering are being used to progress the Company’s business strategy to support commercialization, which includes funding the operation of the Demonstration Plant for a period of time that is expected to be sufficient to provide the information to support a commercialization decision, as well as for other general corporate purposes. Even with these funds, however, the Company will still require substantial additional funds for the permitting, development, and build-out of the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Summary

Our consolidated net loss for the year ended December 31, 2024 was $18,451, or $0.04 per share, compared with our consolidated net loss of $8,996, or $0.04 per share, for the same period in 2023. The loss per share amounts in each year of $0.04 were approximately the same due to the greater number of shares outstanding at December 31, 2024 as compared to December 31, 2023 as a result of the shares issued in the 2024 Rights Offering. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either year.

Exploration and Evaluation

Our exploration and evaluation costs totaled $18,479 for the year ended December 31, 2024, compared with $8,242 for the same period in 2023. This increase of $10,237 was largely attributable to the activities associated with our Bear Lodge REE Project and the Demonstration Plant as work progressed under the Cost Share Agreement (as defined below). See Note 4 to the Consolidated Financial Statements for a more complete discussion of the Cost Share Agreement.

Corporate Administration

Our corporate administration costs decreased by $162 on a comparative year-over-year basis, falling from $2,828 in the year ended December 31, 2023 to $2,666 for the year ended December 31, 2024. This decrease was largely attributable to reductions in our stock option expense of $505, partially offset by increases in our employee wages and benefits expenses of $304.

Interest Income

For the years ended December 31, 2024 and 2023, the Company generated interest income of $1,182 and $476, respectively, on investments of its cash holdings. The increase in 2024 interest income was primarily the result of the substantially higher average cash balances available for investment during the year ended December 31, 2024 due to the funds raised in the 2024 Rights Offering, which closed in March 2024.

Grant Income

During each of the years ended December 31, 2023 and 2024, the Company recognized grant income of $2,000, with the achievement of the first and second milestones, respectively, under the WEA Funding Agreement. See Note 5 to the Consolidated Financial Statements for a more complete discussion of the WEA Funding Agreement.

Accretion Expense

For the years ended December 31, 2024 and 2023, we recorded accretion expense of $236 and $283, respectively, related to the Company’s option to repurchase approximately 640 acres (257 hectares) of non-core real property in Wyoming for not less than $1,200 or greater than $1,850 in the form of cash, common shares of the Company, or a combination of cash and common shares of the Company. Accretion expense was recorded each reporting period to increase the Repurchase Option liability to the maximum exercise price of $1,850, less any annual option payments of $25. With the Company’s repurchase of this land during October 2024, the Company discontinued its recording of accretion expense and will not incur accretion expense in future periods. See Note 8 to the Consolidated Financial Statements for a more complete discussion of the Repurchase Option.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $10,619 for the year ended December 31, 2024, compared with $11,706 for the same period in 2023, despite an overall increase in amounts spent during the 2024 year on operating activities of $9,560. This decrease in net cash used of $1,087 was largely attributable to the collection during 2024 of the $4,000 in WEA grant funds along with the credits to the Company for amounts previously advanced to General Atomics of $4,329 for costs incurred on the Demonstration Plant.

Investing Activities

For the years ended December 31, 2024 and 2023, our investing activities consumed cash of $1,559 and $4, respectively, with the majority of the 2024 spending related to the Land Repurchase of $1,507.

Financing Activities

During the year ended December 31, 2024, the Company received net cash proceeds of $35,286 from the 2024 Rights Offering. For the year ended December 31, 2023, the $6 of net financing activities stemmed from the $31 received from the exercise of stock options, partially offset by the $25 payment made to extend the Repurchase Option for an additional 12-month term.

Liquidity and Capital Resources

At December 31, 2024, we had a working capital balance of $24,821 which represented an increase of $17,012 from our December 31, 2023 working capital balance of $7,809. This increase was largely the result of the $35,286 in net proceeds received from the 2024 Rights Offering, partially offset by increased amounts paid by the Company during the year ended December 31, 2024 under the Cost Share Agreement (as defined below) and for the payment of other ongoing expenses.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. Following the achievement of the first milestone under the WEA Funding Agreement, the Company received in January 2024 the first $2,000 of the $4,400 grant. In September 2024, a second funding request of $2,000 was submitted to the WEA with the achievement of the second milestone under the WEA Funding Agreement. The collection of this second $2,000 tranche was received in November 2024, with the remainder, or the $400 retainer, forecasted for collection in mid-2025.

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 21% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,300) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be approximately $66,000. The funds raised by the Company in the 2024 Rights Offering are expected to support the operations of the Demonstration Plant for a sufficient period of time to gather the information necessary for a commercialization decision.

With the funds raised from the 2024 Rights Offering, the Company expects to have sufficient funds to complete commissioning and operation of the Demonstration Plant; however, even with these funds and the expected receipt of the remaining WEA grant monies, the Company will still require substantial additional funds to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Cost Share Agreement – Related Party

On November 30, 2021, the Company and General Atomics entered into a cost share agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for the non-federal share of funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant.

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement under which the Company agreed to make additional cash advances, up to $2,500, to General Atomics while the parties progressed an amendment to the Cost Share Agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. As of March 21, 2025, the amendment to the Cost Share Agreement was in the process of being finalized, with completion now expected in mid-2025. See Note 4 to the Consolidated Financial Statements for a more complete discussion of the Cost Share Agreement.

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

Land Purchase Option

On October 25, 2021, the Company and Whitelaw Creek entered into an amendment (the “Amendment”) to the asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”). The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) approximately 640 acres (257 hectares) of real property located in Crook County, Wyoming, that was under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to the terms of the APA, as extended, RER exercised its option to repurchase the Section 16 property, and on October 21, 2024, entered into a purchase agreement with Whitelaw Creek to repurchase the property (the “Land Repurchase”). The Land Repurchase closed on October 25, 2024 (the “Closing Date”). As consideration for the Land Repurchase, on the Closing Date, the Company (i) issued 5,000,000 of its common shares to Whitelaw Creek having a Closing Date fair value of $1,950 and (ii) paid Whitelaw Creek $1,507 in cash.

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

Reclamation Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The reclamation obligation is based on when spending for an existing disturbance will occur. We reclaim the disturbance from our exploration programs on an ongoing basis and, therefore, the portion of our reclamation obligation corresponding to our exploration programs will be settled in the near term and is classified as a current liability. The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by Item 1300 of Regulation S-K or NI 43-101, the timing of these reclamation activities is uncertain as the reclamation areas will be utilized once the project is operating. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method. We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation associated with our properties.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2024 and 2023, no income tax expense had been incurred or accrued.

New Accounting Pronouncements

As of December 31, 2024, the Company had adopted all accounting pronouncements affecting the Company.

During 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Management has evaluated the Company’s operations and concluded it has one reportable operating segment. This standard has not changed the processing, recording, or presentation of our financial data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rare Element Resources, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rare Element Resources Ltd. (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Company Salt Lake City, Utah March 21, 2025 We have served as the Company’s auditor since 2022.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except shares outstanding)

	December 31,
	2024	2023
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$26,732	$3,633
Grant receivable (Note 5)	—	2,000
Due from related party (Note 4)	—	179
Prepaid to related party (Note 4)	—	3,435
Prepaid expenses and other	215	503
Total Current Assets	26,947	9,750

Equipment, net	65	29
Restricted cash	195	186
Right of use asset (Note 6)	238	179
Land (Note 8)	2,240	600
Total Assets	$29,685	$10,744

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,059	$291
Due to related party (Note 4)	895	—
Repurchase option (Note 8)	—	1,539
Lease liability, current (Note 6)	172	111
Total Current Liabilities	2,126	1,941

Reclamation obligation	185	182
Lease liability, long-term (Note 6)	98	92
Other long-term liabilities	92	92
Total Liabilities	2,501	2,307

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at December 31, 2024 and December 31, 2023 of 516,111,557 and 212,968,451, respectively	174,173	136,937
Additional paid-in capital	29,102	29,140
Accumulated deficit	(176,091)	(157,640)
Total Shareholders’ Equity	27,184	8,437

Total Liabilities and Shareholders’ Equity	$29,685	$10,744

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars, except per share and common share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(18,479)	$(8,242)
Corporate administration	(2,666)	(2,828)
Depreciation and amortization	(155)	(102)
Total operating expenses	(21,300)	(11,172)

Non-operating income (expense):
Interest income	1,182	476
Grant income	2,000	2,000
Accretion expense - Land Repurchase Option (Note 8)	(236)	(283)
Interest expense	(32)	(29)
Loss on land repurchase	(67)	—
Gain on sale of equipment	2	12
Total non-operating income	2,849	2,176

Net loss	$(18,451)	$(8,996)

LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	498,142,882	257,066,919

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	For the year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,451)	$(8,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	249	285
Right of use asset amortization	142	100
Lease liability	(134)	(96)
Stock-based compensation	(38)	467
Reclamation obligation	3	50
Other	300	(179)
	(17,929)	(8,369)

Changes in working capital:
Due to (from) related party	4,329	(5)
Grant collection (receivable)	2,000	(2,000)
Prepaid expenses and other	210	(1,396)
Accounts payable and accrued liabilities	771	64
Net cash used in operating activities	(10,619)	(11,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	12	12
Purchase of equipment	(64)	(16)
Land purchase (Note 8)	(1,507)	—
Net cash used in investing activities	(1,559)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net (Note 7)	35,286	—
Repurchase option payment	—	(25)
Stock option exercise	—	31
Net cash provided by financing activities	35,286	6

Net change in cash, cash equivalents and restricted cash	23,108	(11,704)
Cash, cash equivalents and restricted cash- beginning of the period	3,819	15,523
Cash, cash equivalents and restricted cash- end of the period	$26,927	$3,819

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Non-cash common shares issued in land repurchase (Note 8)	$1,950	$—

	As of December 31,
	2024	2023
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$26,732	$3,633
Restricted cash, long-term	195	186
Total of cash, cash equivalents and restricted cash - end of period	$26,927	$3,819

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. Dollars, except number of shares)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	212,515,951	$136,906	$28,673	$(148,644)	$16,935
Stock option exercise	455,000	31	—	—	31
Stock-based compensation	—	—	467	—	467
Common shares cancelled	(2,500)	—	—	—	—
Net loss	—	—	—	(8,996)	(8,996)
Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437

Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercises	36,275	—	—	—	—
Stock-based compensation	—	—	(38)	—	(38)
Land repurchase	5,000,000	1,950	—	—	1,950
Net loss	—	—	—	(18,451)	(18,451)
Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element holds a 100% interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits having a favorable distribution of neodymium-praseodymium (NdPr), as well as a number of other critical rare earth elements. Additionally, the Company has developed and enhanced, along with General Atomics and its affiliates, innovative and proprietary REE processing and separation capabilities for the processing of the Bear Lodge REE Project feed material and possibly feed materials from other sources.

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

In January 2021, a consortium of companies, of which the Company is a part, received notice from the Department of Energy (“DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant, which is now the Demonstration Plant project. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, the Company and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021. The DoE’s original funding commitment was in the amount of $21,900 and represented approximately one-half of the originally estimated costs for the Demonstration Plant. To help offset subsequent Demonstration Plant project cost increases, when the DoE issued its project continuation notice in September 2024, the DoE increased its funding commitment from $21,900 to approximately $24,200.

To address the Company’s funding needs, including the funding required for the Demonstration Plant, the Company completed rights offerings in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering”) for gross proceeds of approximately $25,400 and $35,800, respectively. The previously noted $21,900 financial award from the DoE was expected to fund approximately one-half of the originally expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the 2021 Rights Offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed in Note 5, and other funding sources, as necessary. Due to inflationary pressures and design enhancements, among other factors, the Demonstration Plant project cost estimate increased above the initial estimate of $43,800, resulting in the need for the 2024 Rights Offering, which closed in March 2024, to fund, in part, the Demonstration Plant operations as well as other general corporate purposes.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

During 2023 and 2024, the Company continued its work on the Demonstration Plant project. This work is planned to continue until the Demonstration Plant’s expected completion of operations. In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant.

In September 2024, the DoE issued its final Project Continuation Notice following its approval of the revised project budget of $53,600 and confirmation of readiness for the operations phase of the Demonstration Plant. This notice, along with the U.S. Nuclear Regulatory Commission’s (the “NRC”) operations approval under its previously issued license (received in October 2024), allows for the commencement of Demonstration Plant operations. Operations to process and separate the sample materials and recover the NdPr and other REEs are currently expected to extend into the fourth quarter of 2025.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of December 31, 2024, the Company had cash and cash equivalents of $26,732. During the year ended December 31, 2024, we consumed cash of $10,619 in our operating activities, the majority of which was for the payment of costs associated with the Demonstration Plant project, while the remainder was used for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties. Additional Demonstration Plant cost increases are expected above the $53,600 revised project budget, now estimated to be approximately $66,000, and will likely have to be funded by the Company if the Company is unable to secure additional project funding from other sources, which are currently being pursued. The Company believes that it currently has adequate funds to meet its obligations for the next 12 months from the date of this filing.

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

Reclassifications

Certain amounts for the year ended December 31, 2023 have been reclassified to conform to the 2024 presentation. Total assets, liabilities, equity, and net loss did not change for the prior periods due to the reclassifications.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The amounts that involve estimates include our lease obligations, reclamation obligations and stock-based compensation.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2024 and 2023, cash and cash equivalents consisted of $26,732 and $3,633, respectively, of funds held in bank and investment accounts with financial institutions in the United States.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At December 31, 2024 and 2023, the Company had $195 and $186, respectively, in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

Mineral Properties and Exploration and Evaluation Costs

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash considerations, and the fair market value of the Company’s common shares (the “Common Shares”) issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable mineral reserves, as defined by the Securities and Exchange Commission (“SEC”) Item 1300 of Regulation S-K or National Instrument 43-101 – Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company’s reclamation obligation is secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by the applicable federal or state regulatory agencies. The Company’s reclamation obligation, which increased from $182 as of December 31, 2023 to $185 as of December 31, 2024, was due to a revision in this estimate.

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

Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method. In March 2024, the Company completed the 2024 Rights Offering (Note 7), whereby the Company offered existing shareholders the right to purchase additional common shares at $0.12 per share (the “Offer Price”).  Because the Offer Price was significantly lower than the market trading price of the common shares at that time, the discounted Offer Price was considered a bonus element similar in nature to a stock dividend. As a result, the earnings per share calculations have been retroactively adjusted for the bonus element for all periods presented. Diluted loss per share is not presented, as the effect on the basic loss per share would be anti-dilutive. At December 31, 2024 and 2023, we had 4,405,000 and 4,725,000 of potentially dilutive securities, respectively, related to outstanding stock options.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2024 and 2023 are presented in the following table:

Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,449	$26,449	$—	$—

Fair value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$3,301	$3,301	$—	$—
Grant and related party receivables	2,179	2,179	—	—

Money market funds are valued at cost, which approximates fair value.  These amounts are included on the balance sheet in cash and cash equivalents at December 31, 2024 and 2023.

Recently Issued Accounting Pronouncements

During 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Management has evaluated the Company’s operations and concluded it has one reportable operating segment. This standard has not changed the processing, recording, or presentation of our financial data.

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. This consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder), and includes certain of General Atomics’ affiliates, the Company and LNV, an Ardurra

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. Under this original proposal, the DoE’s share of the Demonstration Plant project funding was estimated at $21,900 and represented approximately one-half of the total originally estimated costs for the project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provided that up to approximately $43,800 in allowable costs for the Demonstration Plant were to be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for the 50% of the non-federal funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant under the Cooperative Agreement. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project. Since inception, the Company has advanced funds netting to $20,389 to General Atomics under the Cost Share Agreement and paid another $4,746 on General Atomics’ behalf to certain other contractors for work performed under the Cost Share Agreement.

On March 17, 2022, the Company executed a subcontract purchase order in the amount of $5,318 with General Atomics under which the Company agreed to provide certain services and materials to the Demonstration Plant project, including, but not limited to, providing the plant’s sample materials, engaging in site location leases and other logistics, providing operational support, and providing decommissioning, bonding and other Demonstration Plant support activities (the “Subcontract Purchase Order”). In connection with the Subcontract Purchase Order, the Company submitted monthly invoices to General Atomics for the subcontracted services performed, which were reimbursed by General Atomics with one-half of the funds coming from funds advanced by the Company under the Cost Share Agreement and, up to the original Demonstration Plant budget, one-half of the funds from the DOE.

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional cost-share funding commitment of $2,400 to fund a portion of the budget increase, with the balance coming from the Company, including funds raised by the Company in the 2024 Rights Offering. These additional funds are expected to support the operations of the Demonstration Plant for a sufficient amount of time to gather the information necessary for a commercialization decision.

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement (the “Extension Agreement”) under which the Company agreed to make additional cash advances, up to $2,500, to General Atomics while the parties progressed an amended project funding agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. Pursuant to the terms of the Cost Share Agreement and Extension Agreement, the Company had advanced payments to General Atomics, as leader of the consortium, totaling $24,200 through October 31, 2024, the maximum amount of advances authorized under these agreements. In November 2024, General Atomics subsequently returned approximately $3,811 of the amounts previously funded by the Company under the Cost Share Agreement, which were in turn used by the Company, in part, to make payments to certain other contractors for work under the Cost Share Agreement. The payments to these other contractors, all made in November 2024 and on General Atomics’ behalf, totaled to $4,746. The Company and General Atomics expect to enter into an amended Cost Share Agreement in mid-2025 to cover the non-federal portion of the DoE approved project budget of $53,600.

The following table summarizes transactions under the Cost Share Agreement for the years ended December 31, 2024 and 2023:

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

	2024	2023
Balance of funds remaining on deposit with General Atomics as a prepaid expense at beginning of year	$3,435	$2,142
Funds transferred to General Atomics during the year	8,500	9,000
Funds returned by General Atomics during the year	(3,811)	—
The Company's share of Demonstration Plant project costs incurred during the year	(9,019)	(7,707)
Balance of funds (owing to)/on deposit with General Atomics as a related party balance at end of year	$(895)	$3,435

The following table summarizes the related party receivable activity with General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement for the years ended December 31, 2024 and 2023:

	2024	2023
Balance of receivables due from General Atomics at beginning of year	$179	$174
Reimbursable costs incurred by the Company during the year	684	1,319
Reimbursements received from General Atomics during the year	(863)	(1,314)
Balance of receivables due from General Atomics at end of year	$—	$179

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

The WEA Funding Agreement will terminate when the funding has been fully disbursed, but no later than December 31, 2025, unless terminated sooner by either party in accordance with the terms of the WEA Funding Agreement. The WEA Funding Agreement may be terminated (i) by either party if the WEA does not receive the requested funding from the ERC or if the grant funds are not allocated or available for the continued performance of the WEA Funding Agreement, or (ii) by the WEA immediately for cause if the Company fails to perform in accordance with the terms of the WEA Funding Agreement

The following table summarizes transactions under the WEA Funding Agreement for the years ended December 31, 2024 and 2023:

	2024	2023
Grant receivable due from the WEA at beginning of period	$2,000	$—
Grant amounts invoiced to the WEA during the period	2,000	2,000
Grant reimbursements received from the WEA during the period	(4,000)	—
Grant receivable due from the WEA at end of period	$—	$2,000

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The Company received payment in January 2024 of the $2,000 grant receivable balance at December 31, 2023. In September 2024, the Company submitted a second funding request to the WEA for an additional $2,000, with the achievement of the second milestone.  The Company collected this second $2,000 tranche in November 2024. The billing of the remaining $400 retainer is expected in mid-2025.

Because there is no specific guidance under U.S. GAAP that addresses the recognition and measurement of government assistance received by non-government entities, the Company has elected to account for the WEA grant by analogy to the guidance provided under U.S. GAAP for government assistance to non-business entities. Under this guidance, any recognition of the grant is deferred and only gets recorded in the grantee’s financial statements if and when the applicable gating condition(s) have been substantially met. Accordingly, the Company has not yet recognized as grant income the final $400 remaining under the WEA Funding Agreement as this amount is conditioned upon the commencement of the Demonstration Plant’s operations and receipt of the Company’s final executive summary report, neither of which had been met at December 31, 2024.

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

Effective September 21, 2021, the Company entered into a lease agreement (the “Property Lease”) for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The lease is a 12-month lease with annual renewal terms. In June 2024, the Property Lease was renewed, extending the termination date to September 30, 2025. The Property Lease, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The Property Lease provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. Pursuant to the Property Lease, the Company is obligated to remove certain Company completed property improvements, though those items requiring removal, if any, will be confirmed with the lessor prior to the termination of the Property Lease.

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

For purposes of the following table, payments under the Property Lease and Office Lease are assumed to run through September 30, 2026 and December 31, 2025, respectively.  If the completion of the Demonstration Plant operations dictates further extensions beyond these dates, the Company may seek to extend the term of one or both lease agreements accordingly.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Total future minimum lease payments under the Company’s leases as of December 31, 2024 were as follows:

2025	$198
2026	96
Total lease payments	294
Less interest	(24)
Present value of lease payments	$270

For the years ended December 31, 2024 and 2023, $134 and $96, respectively, were included in operating cash flows for amounts paid for operating leases.

For the years ended December 31, 2024 and 2023, the Company incurred interest expense on lease liabilities of $32 and $29, respectively, and right of use asset amortization expense of $142 and $100, respectively.

As of December 31, 2024 and 2023, the weighted average lease terms for the Company’s operating leases were 1.58 years and 1.75 years (including renewal options), respectively, and the weighted average discount rate was estimated at 12% for both years.

7. MINERAL PROPERTIES

Bear Lodge Property, Wyoming, USA

The Company, through its wholly owned subsidiary, Rare Element Resources, Inc., holds a 100% interest in 499 unpatented mining claims located on land administered by the USFS and approximately 640 acres (257 hectares) of fee property, together which contain (1) the Bear Lodge REE Project that contains REE mineralization; and (2) the Sundance Gold Project that contains gold mineralization. The property is situated in the Bear Lodge Mountains of Crook County, in northeast Wyoming.

8. EQUIPMENT AND LAND

Equipment

At December 31, 2024 and 2023, equipment consisted of the following:

	December 31, 2024			December 31, 2023
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value
Equipment	$160	$95	$65	$256	$227	$29

Depreciation expense for the years ended December 31, 2024 and 2023 was $13 and $2, respectively. The Company evaluates the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired. No impairment charges were recorded during the years ended December 31, 2024 and 2023.

Land

On October 25, 2021, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), entered into an amendment (the “Amendment”) to the asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”). The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) approximately 640 acres (257 hectares)

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

of non-core real property located in Crook County, Wyoming, that was under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to and subject to the terms of the Amendment, among other things, the term of the Repurchase Option (which was to expire on October 26, 2021) was extended for up to three additional years, subject to annual option extension payments from the Company to Whitelaw Creek of $25 in cash per year (each, a “Repurchase Option Extension Payment”); and the exercise price of the Repurchase Option was increased from $1,000 to a price to be determined by a mutually agreed upon real estate appraiser (the “Repurchase Price”), provided that (i) the Repurchase Price not be less than $1,200 or greater than $1,850 and (ii) any Repurchase Option Extension Payments paid by the Company to Whitelaw Creek be credited toward the Company’s payment of the Repurchase Price if the Repurchase Option were later exercised. In October 2023, the Company made the $25 Repurchase Option Extension Payment to Whitelaw Creek to extend the term of the Repurchase Option through October 26, 2024.

Pursuant to the terms of the APA, the Company exercised its option to repurchase the Whitelaw Creek property, and on October 21, 2024, entered into a purchase agreement with Whitelaw Creek to repurchase the property (the “Land Repurchase”). The Land Repurchase closed on October 25, 2024 (the “Closing Date”). As consideration for the Land Repurchase, on the Closing Date, the Company (i) issued 5,000,000 of its common shares to Whitelaw Creek having a Closing Date fair value of $1,950 and (ii) paid Whitelaw Creek $1,507 in cash. After settlement of the repurchase option liability and other costs incurred to close the transaction, the Company recorded a loss on the land repurchase of $67 for the year ended December 31, 2024.

For accounting purposes, the Company had treated the APA as a financing arrangement under which the then-$600 market value of the land had been reflected in the Company’s financial statements as an asset (“Investment in Land”) with a related liability (“Repurchase Option”) recorded for the Company’s obligation under the Repurchase Option. Accretion expense was being recorded monthly to increase the repurchase option liability to the maximum exercise price of $1,850, less any annual option payments of $25 made during the option period.

For the years ended December 31, 2024 and 2023, the Company recorded accretion expense of $236 and $283, respectively, related to the Repurchase Option. With the Company’s repurchase of this property on October 25, 2024, the balances in both the Investment in Land account and the Repurchase Option account were written off and the land was recorded at its fair market value of $2,240.

9. SHAREHOLDERS’ EQUITY

Stock-based Compensation

As of December 31, 2024 and 2023, the Company had issued and outstanding stock options of 3,385,000 and 3,455,000, respectively, that were issued under its 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”), and 1,020,000 and 1,270,000, respectively, that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

The 2011 Plan was replaced in 2022 by the 2022 Plan, and as such, no additional stock options can be granted under the 2011 Plan. Under the 2011 Plan, our Board of Directors (the “Board”) could from time-to-time grant stock options to eligible directors, officers, employees, and consultants.  The maximum term of any stock option grant under the 2011 Plan was 10 years.

Under the 2022 Plan, as approved by our shareholders at the annual meeting of shareholders on August 23, 2022, the Board is authorized to grant stock options, stock appreciation rights, restricted stock units, performance stock units and other cash and share-based awards to eligible directors, officers, employees, or consultants up to a maximum of 17,236,689 common shares. The maximum term of any grant under the 2022 Plan is 10 years.

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The Company did not grant any stock

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

options during the year ended December 31, 2024. The significant assumptions used to estimate the fair value of the 1,020,000 stock option awards granted during the year ended December 31, 2023 were as follows:

Risk-free interest rate	1.54%
Expected volatility	123%
Expected dividend yield	Nil
Expected term in years	8

The following table summarizes our stock option activity for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,725,000	$1.18	4,160,000	$1.26
Granted	—	$—	1,020,000	$0.38
Exercised (1)	(50,000)	$0.07	(455,000)	$0.07
Cancelled/Expired	(270,000)	$0.42	—	$—
Outstanding, end of period	4,405,000	$1.24	4,725,000	$1.18

Exercisable, end of period	4,363,333	$1.24	3,965,000	$1.31
Non-vested, end of period	41,667	$1.20	760,000	$0.49

(1)	The 50,000 and 455,000 of stock options exercised during the years ended December 31, 2024 and 2023, respectively, resulted in 36,275 and 455,000 common shares being issued on a net settlement basis pursuant to the terms of the 2011 Plan.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of December 31, 2024:

		Weighted
		Average
		Remaining
As of December 31, 2024:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$61	6.0
Stock options exercisable	$61	6.0
Stock options non-vested	$—	7.2

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at December 31, 2024, where (i) in-the-money value is determined by comparing the option’s exercise price to the Company’s closing stock price on December 31, 2024 and (ii) only options having an exercise price less than the Company’s closing stock price on December 31, 2024 are deemed to have an intrinsic or inherent value.

Stock-based compensation is included in corporate administration expenses within the Company’s consolidated statements of operations. For the year ended December 31, 2024, the Company recognized a compensation benefit (or negative expense) related to stock option awards of $38 and for the year ended December 31, 2023, compensation expense of $467.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The benefit or negative expense for the year ended December 31, 2024 was due to the forfeiture of certain stock options that resulted in the reversal of previously recognized stock-based compensation expense.

As of December 31, 2024, there was approximately $4 of total unrecognized compensation cost to be recognized over a weighted-average remaining period of approximately 0.25 years.

The intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $9.5 and $202, respectively.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $0.35. No stock options were granted during the year ended December 31, 2024.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The Company’s future tax assets and liabilities at December 31, 2024 and 2023 include the following components:

	As of December 31,
	2024	2023
Deferred tax assets:
Non-current:
Noncapital loss carryforwards, Canada	$2,674	$2,725
Capital loss carryforwards, Canada	6	6
Net operating loss carryforwards, U.S.	25,957	24,661
Mineral properties	6,513	3,350
Reclamation provision	53	50
Equipment	1	103
Share based compensation	726	721
Research and development	36	109
Deferred tax assets	35,966	31,725
Valuation allowance	(35,966)	(31,725)
Net	$—	$—

Deferred tax liabilities:
Deferred tax liabilities	$—	$—
Net deferred tax asset/(liability)	$—	$—

The composition of the Company’s valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2024	2023
Canada	$3,115	$3,167
United States	32,851	28,558
Total valuation allowance	$35,966	$31,725

The valuation allowance increased by $4,241 from the year ended December 31, 2023 to the year ended December 31, 2024. Since it is more likely than not that the deferred tax assets will not be realized, the Company has recorded a full valuation allowance against the deferred tax assets.

At December 31, 2024, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $108,245 with expiration dates ranging from 2025 to those not having an expiration date and U.S. state NOL carryforwards of approximately $92,795 with expiration dates ranging from 2031 to 2044.

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

At December 31, 2024, the Company also had Canadian non-capital loss carryforwards of approximately C$14,241, which expire from 2026 to 2043, and Canadian capital loss carryforwards of C$59 having no expiration dates.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

For financial reporting purposes, loss from continuing operations before income taxes consists of the following components:

	For the year ended December 31,
	2024	2023
Canada	$(437)	$(509)
United States	(18,014)	(8,487)
	$(18,451)	$(8,996)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,
	2024	2023
Net loss	$(18,451)	$(8,996)
Statutory tax rate	27%	27%
Tax expense at statutory rate	(4,982)	(2,429)

State taxes	(626)	(287)
Foreign rate differential	1,082	496
Change in tax rates	3	61
Stock-based compensation	—	48
Nondeductible expenses	(3)	13
Prior year true-up	285	88
Change in valuation allowance	4,241	2,010
Income tax expense	$—	$—

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

Contract Commitment – Related Party

Pursuant to the Cost Share Agreement between the Company and General Atomics, as extended and as expected to be amended in mid-2025, and as discussed in Note 4, the Company has agreed to assume and pay for certain allowable costs

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

under the DoE-approved Demonstration Plant budget incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

12. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the year ended December 31, 2023. During October 2024, the Company issued 5,000,000 common shares, having a fair value of $1,950, as partial payment for the repurchase of the Section 16 property. See Note 8 to the Consolidated Financial Statements for a more complete discussion of the Land Repurchase.

13. SEGMENT INFORMATION

The Company operates in a single reportable operating segment; that segment being minerals exploration and development. The Company’s sole minerals exploration property is its Bear Lodge Property, located near the town of Sundance in the state of Wyoming. The segment, which includes the Demonstration Plant project, does not presently generate any revenues and is not in operation. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for evaluating financial performance.  All of the Company’s long-lived assets are associated with its Bear Lodge Property and are located in the United States.

14. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2024. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

Name, Age, Province or State and Country of Residence and Current Positions, if any, held in the Company	Unless otherwise indicated below, served as director since
GERALD W. GRANDEY, 78 (1)(2) Saskatoon, Canada Director Former Chief Executive Officer, Cameco Corporation	August 2, 2013
CRAIG S. BARTELS, 76 (3) Arizona, USA Director President and Chief Executive Officer, General Atomics Uranium Resources LLC	April 4, 2024
BARTON S. BRUNDAGE, 62 (1) Colorado, USA Director President, Cordillera Corporation	December 18, 2019
NICOLE J. CHAMPINE, 54 (3) Colorado, USA Director Vice President and General Counsel, Cordillera Corporation	March 31, 2022
PAUL J. HICKEY, 74 (3) Wyoming, USA Director Attorney	August 22, 2023
KENNETH J. MUSHINSKI, 62 Texas, USA President and Chief Executive Officer, Rare Element Resources, Ltd.	May 1, 2024
PAMELA L. SAXTON, 72 (1)(3) Colorado, USA Director Former Chief Financial Officer, Thompson Creek Metals Company	August 20, 2024

(1)	Current member of the Company’s Audit Committee. Mr. Brundage is the Chair.
(2)	Gerald W. Grandey was elected Chairman of the Board of Directors on June 10, 2015.
(3)	Current member of the Nominating, Corporate Governance and Compensation Committee (the “NCG&C Committee”). Ms. Champine is the Chair.

The following are brief biographies of the Company’s directors:

Gerald W. Grandey has over 40 years of executive leadership in the mining industry. He is the former Chief Executive Officer of Canadian-based Cameco Corporation, one of the world’s largest uranium producers. In 2010, Harvard Business Review recognized Mr. Grandey as being one of the Top 100 CEOs in the world because of the value created for shareholders during his tenure at Cameco. After 18 years with Cameco, he retired as Chief Executive Officer and as a director in 2011. Previously, he held senior executive positions with Concord Services and Energy Fuels Nuclear. Mr. Grandey was recognized in 2014 for leadership in the nuclear industry with the U.S. Nuclear Energy Institutes’ William S. Lee Award; inducted into the Canadian Mining Hall of Fame in 2013; awarded the Canadian Nuclear Association’s Ian McRae Award in 2012 for his work in advancing nuclear energy in Canada; and was nominated for the 2011 Oslo Business for Peace Award in recognition of his efforts to facilitate nuclear disarmament. He is Chairman Emeritus for the London-based World Nuclear Association, the former Chairman of the Colorado School of Mines Board of Governors and a former board member of Nutrien Ltd. (2018–2019), Potash Corporation of Saskatchewan (2011–2018),

Cameco Corporation (1999–2011), Centerra Gold Inc. (2004–2010), Inmet Mining Corporation (2012–2013), Sandspring Resources Ltd. (2010–2015), Bruce Power Corporation (2002–2011) and Canadian Oil Sands Limited (2011–2016). He has a degree in geophysical engineering from the Colorado School of Mines and a law degree from Northwestern University.

Craig S. Bartels has over 50 years of experience in the hydrocarbon, mineral extraction and processing industries and has played a leadership role in developing some of the key technology used globally to optimize In Situ Recovery (ISR) of uranium. He has served as the President and Chief Executive Officer of General Atomics Uranium Resources LLC since May 2024 and previously served as its Senior Vice President and Chief Operating Officer (November 2022–May 2024), which owns the stock of several General Atomics affiliated uranium companies. These affiliates include Rio Grande Resources Corporation and Nuclear Fuels Corporation, which have uranium properties in the United States and market uranium worldwide; Baywood Holdings Inc., which owns the Australian uranium mining and exploration companies Heathgate Resources Pty Ltd (“Heathgate”) and Quasar Resources Pty Ltd; and General Atomics Energy Services, Inc., which is a partner in ConverDyn. Mr. Bartels was the President of Heathgate from June 2010 to October 2022, and he has served as a director of Heathgate since 2010. From December 2004 to June 2010, he served in various roles for Uranium Resources, Inc. and its subsidiaries, including as Senior Vice President of Technology (November 2008–June 2010), Vice President of Operations – In Situ for URI, Inc. (February 2007–November 2008), and President of HRI, Inc. (December 2004–January 2007). Mr. Bartels graduated from the Montana School of Mines with a B.S. in Petroleum Engineering in 1972.

Barton S. Brundage has served since May 2021 as President of Cordillera Corporation (“Cordillera”), an affiliate of General Atomics and Synchron. In his current role and prior position of Executive Vice President (June 2007–May 2021), Mr. Brundage is and has been responsible for the day-to-day management of Cordillera’s real estate operations in Colorado, Utah, and California. Since June 2007, he has served as Chairman of the board of directors of jetCenters, Inc. (“JCI”), an aviation fueling company and a subsidiary of Cordillera. Since January 2021, Mr. Brundage has served as Chairman of the board of directors of Ohio Gas Company, a regulated gas utility company based in Bryan, Ohio, that is affiliated with Cordillera. Since 2007, Mr. Brundage has also served as a director and/or executive officer for several other Cordillera-affiliated companies, including San Miguel Valley Corporation, Silver Cliff Land And Cattle Company, Colorado Barns Corporation, First City Investment Corporation, Lamartine Consolidated Mines Corporation, Boston Commons, Inc., Oceanic Exploration Company, Oceanic International Properties Corporation, and Sorrento West Properties, Inc. Mr. Brundage also serves as a Vice President of a General Atomics affiliated company, Rio Grande Resources Corporation.  Prior to his current position with Cordillera and its affiliates, Mr. Brundage served as the Chief Financial Officer of JCI (July 1996–May 2007).  Prior to his current position with JCI, he was employed by Brundage & Company (June 1985–July 1996), a regional investment banking firm specializing in mergers and acquisitions and long-term corporate financing. At Brundage & Company, he was employed in various capacities in the family-managed business, including Vice President, Senior Financial Analyst, and Analyst. He continues to serve as a member of Brundage & Company’s board of directors (since 1980). Mr. Brundage received his Bachelor of Arts in Business Administration from Fort Lewis College and his Master of Business Administration from the University of Denver.

Nicole J. Champine has served as Vice President and General Counsel of Cordillera, (since July 2007), and Vice President of Rio Grande Resources Corporation (since February 2025), both affiliates of General Atomics. Ms. Champine previously served as Cordillera’s Legal Counsel (July 2001–July 2007). She has served as the President and a director of San Miguel Valley Corporation, a subsidiary of Cordillera, since June 2007 and July 2009, respectively. In addition, since May 2010, Ms. Champine has served as the President and a director of Oceanic Exploration Company, an oil and gas exploration company affiliated with Cordillera. From May 1998 to June 2001, she was a real estate and land development lawyer at the law firm of Otten, Johnson, Robinson, Neff & Ragonetti, P.C. From June 1993 to August 1995, Ms. Champine served as a project engineer for Peter Kiewit & Sons in Utah and Colorado on heavy-highway projects. She received her Bachelor of Science in Structural Engineering from the University of Texas at Austin and her Juris Doctorate from the University of Denver.

Paul J. Hickey is a Wyoming attorney whose practice has focused on energy and natural resource issues. From 1976 to 2022, he was a partner with the law firm of Rooney & Horiskey, which later became Hickey & Evans, LLP. Since June 2022, he has served as a consultant to Rare Element Resources, Inc., a subsidiary of the Company. Over the years of his practice, Mr. Hickey was a leading energy law attorney in the Rocky Mountain region. He represented regulated utilities in Wyoming, Utah and Idaho. In addition, he has represented natural gas producers, interstate natural gas pipelines, renewable energy projects and interstate transmission projects. Mr. Hickey represented the State of Wyoming before the Federal Energy Regulatory Commission (FERC) in the certification proceedings for the Kern River Interstate natural gas pipeline. During his career, Mr. Hickey served numerous leadership roles in national, state and local bar associations. He has served on the University of Wyoming Law School Advisory Board since 2002 and was Chairman of that Committee until 2022. Mr. Hickey helped develop the Summer Trial Institute at the University of Wyoming College of Law and continues to teach at this Institute. In 2009, Mr. Hickey was made an Honorary Member of the Order of the Coif by the Faculty of the University of Wyoming College of Law. In 2019, he was recognized as a Distinguished Alumni of the University of Wyoming College of Law. From 1997 to 1998, he served as President of the Wyoming Bar Association. In 2021, the Wyoming Bar presented Mr. Hickey the Gerald R. Mason Professionalism Award. Mr. Hickey served as a Regent on the American College of Trial Lawyers Board of Regents from 2016 to 2020. Mr. Hickey served as a Law Clerk to the Honorable James E. Barrett, United States Court of Appeal Tenth Circuit. He has served as the Wyoming Representative on the Tenth Circuit Court of Appeals’ Advisory Committee. He also served as a Director and President of the Historical Society of the Tenth Circuit Court of Appeals. Mr. Hickey graduated from the University of Wyoming with a Bachelor of Arts in History in 1972 and a Juris Doctorate in 1975.

Kenneth J. Mushinski currently serves as President and Chief Executive Officer (“CEO”) of the Company. Mr. Mushinski has served as the Chairman of the board of directors of Anfield Energy Inc. since September 2022. He previously served as a director of the Company (November 2017–March 2022), Chairman of Cotter Corporation N.S.L. (October 2011–March 2022), and a management committee member for the Honeywell/General Atomics ConverDyn partnership (June 2016–March 2022). In addition, Mr. Mushinski was the President of Synchron (September 2017–March 2022); Vice President, Corporate Planning and Acquisitions of General Atomics Technologies Corporation (February 2014–March 2022); President of Quasar Resources Pty Ltd (November 2014–March 2022); Vice President, Sales and Marketing of Nuclear Fuels Corporation (June 2006–March 2022); Engineering Manager for General Atomics Electronics Systems (2002–2006); Lead Mechanical Engineer for Electronic Systems, Inc. (1995–2002); and Senior Reactor Operator at General Atomics (1989–2012). Mr. Mushinski received a Bachelor of Science in Mechanical Engineering (summa cum laude) and a Master’s in Business Administration, both from San Diego State University.

Pamela L. Saxton is an experienced mining company executive and director. She has served as a director and the Audit Committee Chair of Bunker Hill Mining Corp. since October 2020. Previously, she served as a director and the Audit Committee Chair of Timberline Resources Corporation (May 2021-August 2024) and Pershing Gold Corporation (November 2017-April 2019), as a director of Aquila Resources Inc. (June 2019–December 2021), and on the North American Advisory Board of Damstra Technology–Damstra Holdings Limited (February 2021–October 2022). As an executive, she served as the Executive Vice President and Chief Financial Officer of Thompson Creek Metals Company (August 2008–October 2016) and as the Chief Financial Officer of NewWest Gold Corporation (April 2006–December 2007). Having started her professional life working as an auditor at Arthur Andersen in Denver, Colorado, her career has included senior finance appointments in the American natural resources industry, including serving as the Vice President of Finance for Franco-Nevada Corporation’s U.S. operations.

Executive Officers

The Company’s current executive officers, their state and country of residence, the offices they hold within the Company, and the dates since which they have served as officers of the Company are as follows:

Name, Age, Province or State and Country of Residence and Positions, current and former, if any, held in the Company	Served as officer since
KENNETH J. MUSHINSKI, 62 Texas, USA Director, President and CEO	May 1, 2024
WAYNE E. RICH, 60 Colorado, USA Chief Financial Officer	March 28, 2022
KELLI C. KAST, 58 Colorado, USA Vice President, General Counsel and Chief Administrative Office ("CAO")	July 1, 2024
JAYE T. PICKARTS, 66 Colorado, USA Chief Operating Officer	October 1, 2024

Kenneth J. Mushinski. See “Item 10. Directors, Executive Officers and Corporate Governance—Directors” above for biographical information regarding Mr. Mushinski.

Wayne E. Rich served as Vice President of Finance, Treasurer and Corporate Secretary of Eden Innovations LLC from August 2017 to March 2022. He served as Chief Financial Officer of Star Mountain Resources, Inc. from November 2015 to January 2017 and as Chief Financial Officer of Northern Zinc, LLC from May 2015 to November 2015, when it was acquired by Star Mountain Resources, Inc., which filed for Chapter 11 bankruptcy protection in February 2018. Mr. Rich served in various capacities at Prospect Global Resources, Inc., a publicly traded mining company, including as Chief Financial Officer and Vice President of Finance (September 2011–December 2012) and Senior Vice President of Accounting and Treasury (December 2012–May 2014). From October 2008 to September 2011, he served as Treasurer and Director of Corporate Finance of Thompson Creek Metals Inc., a publicly traded metals and mining company. Prior to that, he served in several capacities at The Doe Run Resources Corporation, an integrated mining and metals manufacturing company, from August 1998 to October 2008, including as Treasurer (April 2007–October 2008) and Assistant Treasurer (July 2004–April 2007). Mr. Rich began his career with KPMG Peat Marwick. Mr. Rich holds a Master’s in Business Administration from Illinois State University and a Bachelor of Science in Accountancy from Eastern Illinois University.

Kelli C. Kast has nearly 30 years of in-house legal experience, including seven years as a top legal officer in the precious metals industry, and over 12 years in the rare earth industry. Ms. Kast has served as a director and Chair of the Corporate Governance and Nominating Committee of Bunker Hill Mining Corp. since October 2024. She served as a consultant to Rare Element Resources, Inc., a subsidiary of the Company from June 2015 through June 2024 and served as the interim President and CEO of the Company from March 2024 to May 2024. Ms. Kast additionally served as a director of the Company from August 2022 to August 2024. From July 2012 to May 2015, Ms. Kast served as the Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of the Company. Prior to her tenure with the Company, she served as Coeur d’Alene Mine Corporation’s Vice President, General Counsel and Corporate Secretary from May 2005 to March 2009 and as its Chief Administrative Officer from March 2009 to March 2012. From 2004 to 2005, Ms. Kast served as Corporate Counsel for HealtheTech Inc. From 1997 to 2003, she served as the Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. Ms. Kast earned her Juris Doctor from the University of South Dakota School of Law and her Bachelor’s degree from the University of Idaho.

Jaye T. Pickarts is an accomplished professional with over 40 years of experience in mine development, mineral processing, and environmental compliance.  Mr. Pickarts is a Registered Professional Engineer (PE), SME Registered Member, and Qualified Person (QP), and has completed several NI 43-101 compliant preliminary economic assessments

(PEA), feasibility studies (PFS/FS), and due diligence for acquisition throughout his career. Mr. Pickarts has additional experience in engineering design, construction oversite, mine reclamation, mine closure, and water management.  He has extensive experience with both domestic and international projects.  His management experience includes the oversight of design engineers and staff on various industrial projects.  Previously, Mr. Pickarts has worked as an independent consultant for various mining companies, including the Company (2016 - 2024) and as a Senior Project Manager for Tetra Tech, Inc. (2018 - 2023). He was also the Chief Operating Officer for the Company from 2011 to 2016. Prior to that, he was a Director and Principal for Knight Piesold and Co from 1999 to 2011.  He has also worked in various operations management positions for Pegasus Gold Corporation, Brewer Gold Company, Texasgulf Minerals and Metals, Inc., Freeport-McMoRan, and Kennecott Copper. Mr. Pickarts has a BS in Metallurgical (Mineral Processing) Engineering from Montana Technological University.

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

Penalties or Sanctions

None of the directors has (i) been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority, (ii) entered into a settlement agreement with a securities regulatory authority or (iii) been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable security holder making a decision about whether to vote for the director or in making an investment decision.

Indebtedness of Directors and Executive Officers

None of the current or former directors or executive officers of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the fiscal year ended December 31, 2024.

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

The Board, through the NCG&C Committee, is responsible for monitoring compliance with the Code of Conduct. The NCG&C Committee reviews, with management, any issues with respect to compliance with the Code of Conduct. The Board discloses on the Company’s website any waiver from a provision of its Code of Conduct that applies to any of its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of its Code of Conduct. No waivers were granted from the requirements of the Company’s Code of Conduct during the fiscal year ended December 31, 2024, or during the subsequent period through to the date of this Annual Report.

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

Standing Board Committees

Audit Committee

The Company has a separately designated, standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Under Canadian securities laws, the Company is required to have an audit committee comprised of not less than three directors. Each member of the Audit Committee must meet the independence requirements imposed by applicable law and must not be an employee, officer, or affiliate of the Company. The Company’s current Audit Committee consists of Barton S. Brundage (Chair), Gerald W. Grandey, and Pamela L. Saxton. The Audit Committee’s functions are to oversee the accounting and financial reporting process and the audit of the annual financial statements of the Company. The Audit Committee met five times during the fiscal year ended December 31, 2024.

Audit Committee Charter

The Audit Committee, under the guidance of the Audit Committee Charter approved by the Board, assists the Board in fulfilling its oversight responsibilities by reviewing (i) the financial statements, reports and other information provided to shareholders, regulators and others; (ii) the independent auditor’s qualifications, independence and performance; (iii) the internal controls that management and the Board have established; (iv) the audit, accounting and financial reporting processes generally; (v) risk management program completeness and effectiveness; and (vi) compliance by the Company with legal and regulatory requirements. The text of the Audit Committee’s Charter is furnished with this Annual Report  as Exhibit 99.1 hereto and is also available on the Company’s website at www.rareelementresources.com.

Independence

The Board has determined that two of the members of the Company’s Audit Committee are independent within the meaning of National Instrument 52-110 – Audit Committees (“NI 52-110”). The Board determined that Mr. Grandey and Ms. Saxton are independent, but that Mr. Brundage is not independent based upon his employment with an affiliate of

Synchron, the Company’s majority shareholder. As a result, the Audit Committee is comprised of a majority of independent directors.

Audit Committee Financial Expert

The Board has determined that Barton S. Brundage, Chair of the Audit Committee, satisfies the requirement of an “audit committee financial expert,” as defined under Item 407 of Regulation S-K, and each of Messrs. Brundage, Grandey and Saxton is “financially literate” within the meaning thereof set forth in NI 52-110. See above under Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Directors” for a description of the relevant education and experience of each of the Audit Committee members.

Nominating, Corporate Governance, and Compensation Committee

The current members of the NCG&C Committee are Nicole J. Champine (Chair), Craig S. Bartels, Paul J. Hickey, and Pamela L. Saxton. Three of the current members of the NCG&C Committee are not considered to be independent directors within the meaning of NI 58-101. The Board determined that Ms. Champine and Mr. Bartels are not independent based upon their employment with an affiliate of Synchron, the Company’s majority shareholder. The Board determined that Mr. Hickey is not independent based upon his position as, among other things, a consultant to a subsidiary of the Company. The NCG&C Committee met four times during the fiscal year ended December 31, 2024.

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

Gender Diversity on the Board

The NCG&C Committee and the Board do not currently have a formal policy with regard to the consideration of gender diversity in identifying director nominees. While the Board recognizes the benefits of diversity and inclusion at all levels within its organization, it does not currently have any targets, rules or formal policies that specifically require the identification, consideration, nomination or appointment of female board nominees or candidates for executive management positions or that would otherwise force the composition of the Board or the Company’s executive management team. Board nominations and appointments are assessed solely based upon the merits of the candidates, in the context of the skills, experience and independence which the Board requires in order to be effective; however, the

NCG&C Committee encourages candidate diversity, including gender diversity, in the process of identifying and vetting all candidates. When searching for candidates for senior management positions, the Board focuses on attracting and retaining experienced and highly skilled individuals who can add value to its business, while also encouraging diversity.

Currently, the Company has two female Board members, and one female executive officer. The NCG&C Committee may consider the introduction of a formal policy regarding diversity and inclusion in the future.

Term Limits and Board Composition

The NCG&C Committee and the Board do not currently have a formal policy with regard to director term limits or retirement age in connection with individuals nominated for election as it does not believe that such policies would be in the best interests of the Company. The Company operates in a unique industry, making it difficult to find qualified directors with the appropriate background and experience, and the introduction of a director term limit or retirement policy would impose further difficulty. Notwithstanding the foregoing, the NCG&C Committee annually reviews and makes recommendations regarding the size, composition, operation, practice and tenure policies of the Board, with a view to effective oversight and decision making. The NCG&C Committee believes that when selecting candidates to serve on the Board, it is in the best interests of the Company to consider the diversity of experience of the Board and review candidates who possess a range of skills, expertise, personality, education, background and other qualities for nomination. The Board strives to achieve a balance between the desirability to have a depth of experiences from its members and the need for renewal and new perspectives. The NCG&C Committee assesses the effectiveness of this approach as part of its annual review of its charter.

The NCG&C Committee reviews the size of the Board annually. The Board must have enough directors to carry out its duties efficiently, while presenting a diversity of views and experience. The Board believes that its current size of seven members best serves the Company’s needs.

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron has the right to designate three directors for appointment or election to the Board, where the Board is comprised of seven directors following such appointment or election

Compensation Functions

The NCG&C Committee is responsible for reviewing and making recommendations to the Board regarding the Company’s compensation policies and programs as well as salary and benefit levels for individual executive officers. The Board, in turn, gives final approval on compensation matters. The NCG&C Committee does not and cannot delegate its authority to determine and recommend director and executive officer compensation.

Insider Trading Arrangements and Policies

The Company has adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or disposition of its securities by Company Insiders (as defined in the Insider Trading Policy) that are reasonably designed to promote compliance with United States federal and Canadian provincial insider trading laws, rules and regulations. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion summarizes our compensation program for our named executive officers for the 2024 fiscal year (amounts stated in whole dollars).

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as CEO of the Company during the fiscal year ended December 31, 2024; (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the CEO, at the end of the fiscal year ended December 31, 2024; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2024, the Company had five NEOs: Kenneth J. Mushinski, President and CEO; Brent D. Berg, Former President and CEO; Kelli C. Kast, Vice President, General Counsel and Chief Administrative Officer and former Interim President and CEO; Wayne E. Rich, Chief Financial Officer; and Jaye T. Pickarts, Chief Operating Officer.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEOs during the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Kenneth J. Mushinski (3)	2024	$213,333	$185,000	$—	$2,000	$400,333
President, CEO and Director
Brent D. Berg (4)	2024	$70,359	$—	$—	$—	$70,359
Former President, CEO and Director	2023	$250,000	$100,000	$—	$7,320	$357,320
Kelli C Kast (5)	2024	$282,500	$100,000	$—	$27,750	$410,250
Vice President, General Counsel and CAO
Wayne E. Rich (6)	2024	$250,000	$70,000	$—	$—	$320,000
Chief Financial Officer	2023	$240,000	$65,000	$43,791	$—	$348,791
Jaye T. Pickarts (7)	2024	$334,700	$12,000	$—	$—	$346,700
Chief Operating Officer

(1) The grant date fair value of option-based awards is determined by using the Black-Scholes option valuation model based on assumptions for the risk-free interest rate, expected dividend yield, expected volatility of the Common Shares, and expected life of the options set forth in Notes 3 and 9 to the consolidated financial statements included in this Annual Report.

(2)	Other compensation includes the reimbursement of a $2,000 cell phone allowance for Mr. Mushinski, $7,320 in relocation expenses for Mr. Berg and $27,750 in board of director fees for Ms. Kast.
(3)

Mr. Mushinski was appointed as the President and Chief Executive Officer of the Company on May 1, 2024. During 2024, Mr. Mushinski was paid a $60,000 signing bonus and earned a $125,000 discretionary bonus which was paid in January 2025.

(4)	Mr. Berg resigned as the President and Chief Executive Officer of the Company on March 20, 2024.
(5)

From June 2015 to June 30, 2024, Ms. Kast served as a consultant to Rare Element Resources, Inc., a subsidiary of the Company and from August 23, 2022 to August 20, 2024, Ms. Kast served as a director of the Company. As a director and consultant, Ms. Kast received pay of $27,750 and $127,500, respectively, before her hire as a Company employee. From March 2024 to May 2024, Ms. Kast served as the interim President and CEO of the Company and was appointed as the Vice President, General Counsel and CAO of the Company on July 1, 2024. During 2024, Ms. Kast earned a $20,000 bonus for her work as interim President and CEO of the Company and a $80,000 discretionary bonus which was paid in January 2025.

(6)	Mr. Rich was appointed as the Chief Financial Officer of the Company on March 28, 2022.

(7)

Mr. Pickarts was appointed as the Chief Operating Officer of the Company on October 1, 2024. Previously, Mr. Pickarts worked as an independent consultant for various mining companies, including Rare Element. During 2024, Mr. Pickarts compensation included $264,200 related to his services as a consultant to the Company and $70,500 as an employee of the Company.

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

Kenneth J. Mushinski

Mr. Mushinski entered into an employment agreement with the Company effective May 1, 2024 (the “Mushinski Employment Agreement”). Pursuant to the terms of the Mushinski Employment Agreement, (i) Mr. Mushinski’s initial annual base salary was $320,000 and is subject to adjustment at the Company’s discretion; (ii) Mr. Mushinski will be eligible to receive an annual performance bonus and such long-term incentive awards as may be determined by the Board; and (iii) Mr. Mushinski will be eligible to participate in the employee benefit programs, if offered, by the Company.

Additionally, Mr. Mushinski is entitled to separation benefits in the event that his employment is terminated by the Company without “cause” or by Mr. Mushinski for “good reason” (in each case, as defined in the Mushinski Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material breach of the Mushinski Employment Agreement by the Company, or a failure by the Company to maintain reasonable D&O insurance, in each case which the Company has failed to cure. The severance payment to be received by Mr. Mushinski upon termination under the circumstances described above, provided that Mr. Mushinski executes a general release in favor of the Company and has been with the Company for a minimum of two years from the effective date of the Mushinski Employment Agreement, will be equal to one year of Mr. Mushinski’s base salary in effect on the date of termination and paid to Mr. Mushinski in a lump sum 60 days after the date of such termination. In addition, Mr. Mushinski equity incentive awards will vest automatically upon such termination.

Kelli C. Kast

Ms. Kast entered into an employment agreement with the Company effective July 1, 2024 (the “Kast Employment Agreement”). Pursuant to the terms of the Kast Employment Agreement, (i) Ms. Kast’s initial annual base salary was $310,000 and is subject to adjustment at the Company’s discretion; (ii) Ms. Kast will be eligible to receive an annual performance bonus and such long-term incentive awards as may be determined by the Board; and (iii) Ms. Kast will be eligible to participate in the employee benefit programs, if offered, by the Company.

Additionally, Ms. Kast is entitled to separation benefits in the event that her employment is terminated by the Company without “cause” or by Ms. Kast for “good reason” (in each case, as defined in the Kast Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material breach of the Kast Employment Agreement by the Company, or a failure by the Company to maintain reasonable D&O insurance, in each case which the Company has failed to cure. The severance payment to be received by Ms. Kast upon termination under the circumstances described above will be equal to one year of Ms. Kast’s base salary in effect on the date of termination and paid to Ms. Kast in a lump sum 60 days after the date of such termination. In addition, Ms. Kast’s equity incentive awards will vest automatically upon such termination.

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

Additionally, Mr. Rich is entitled to separation benefits in the event that his employment is terminated by the Company without “cause” or by Mr. Rich for “good reason” (in each case, as defined in the Rich Employment Agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material geographic relocation, a material breach of the Rich Employment Agreement by the Company, or a failure by the Company to maintain reasonable D&O insurance, in each case which the Company has failed to cure. The severance payment to be received by Mr. Rich upon termination under the circumstances described above will be equal to one year of Mr. Rich’s base salary in effect on the date of termination and paid to Mr. Rich in a lump sum 60 days after the date of such termination. In addition, Mr. Rich’s equity incentive awards will vest automatically upon such termination.

Jaye T. Pickarts

On September 26, 2024, the Company and Mr. Pickarts executed an employment offer letter, which provides that (i) his initial annual base salary is $282,000; (ii) he will be eligible to receive an annual incentive plan cash bonus of up to 20% of his annual base salary; and (iii) he will be eligible to participate in the employee benefit programs of the Company.

Equity Plan

As of March 17, 2025, there were 2,635,000 and 1,020,000 stock options outstanding, respectively, under the 2011 and 2022 Plans, representing approximately 0.7% of the current outstanding Common Shares. The 2011 Plan was terminated effective as of August 23, 2022. Then-existing awards granted under the 2011 Plan will remain outstanding in accordance with their terms, but new equity awards are being granted solely under the 2022 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEOs of the Company as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Kelli C. Kast	150,000	(1)	—		$ 0.83	2/13/2025
	225,000		—		$ 2.25	4/13/2031
	500,000		—		$ 1.42	1/5/2032
	225,000		—		$ 0.38	1/4/2033
Wayne E. Rich	125,000		—		$ 0.38	1/4/2033
	83,333		41,667	(2)	$ 1.20	3/28/2032
Jaye T. Pickarts	25,000		—		$ 2.25	4/13/2031

(1)	The option expired unexercised on February 10, 2025.

(2)	The option will vest and became exercisable on March 28, 2025.

Potential Payments upon Termination

Pursuant to the employment agreements with Mr. Mushinski, Ms. Kast, and Mr. Rich, each NEO is entitled to separation benefits in the event that his or her employment is or was terminated by the Company without “cause” or by such NEO for “good reason” (in each case, as defined in the applicable employment agreement) due to certain reasons, including a material change in title or duties, a material reduction in compensation, a material geographic relocation, or a material breach of such employment agreement by the Company, in each case which the Company has failed to cure. The separation benefits to be received by such NEO upon termination under the circumstances described above must equal such NEO’s base salary in effect on the date of termination. The separation benefits are not contingent upon any change in control and are to be paid to such NEO in a lump sum 60 days after the date of such termination. In addition, such NEO’s equity incentive awards vest automatically upon such termination.

The table below sets out the estimated payments due to the applicable NEO employed by the Company as of December 31, 2024 on a qualifying termination without cause, assuming termination took place pursuant to such employment agreement. Mr. Berg did not receive any separation payments or benefits in connection with his resignation.

Name	Base Salary	Total
Kenneth J. Mushinski	$320,000	$320,000
Kelli C. Kast	$310,000	$310,000
Wayne E. Rich	$250,000	$250,000

Director Compensation

Non-employee directors, other than the Board Chair, Audit Committee Chair, Chair of the Nominating, Corporate Governance and Compensation Committee and the Synchron director designees, were entitled to annual compensation of $55,500 during the fiscal year ended December 31, 2024 while the Board Chair, Audit Committee Chair, and Chair of the Nominating, Corporate Governance and Compensation Committee were entitled to annual compensation of $81,500, $67,500 and $67,500, respectively. Each director’s compensation was paid quarterly and on a pro rata basis. The Synchron director designees elected not to receive any director compensation, including stock options.

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended December 31, 2024:

Director Compensation

	Fees earned	Option Awards	All other compensation	Total
Name	($)	($)	($)	($)
Gerald W. Grandey	81,500	—	—	81,500
Bart S. Brundage (1)	—	—	—	—
Nicole J. Champine (1)	—	—	—	—
David I. Roberts (1,2)	—	—	—	—
Craig S. Bartels (1.3)	—	—	—	—
Pamela L. Saxton (4)	19,972	—	—	19,972
Paul J. Hickey	55,500	—	—	55,500

(1)	Synchron’s director designees on the Board, Ms. Champine and Messrs. Brundage, Roberts and Bartels elected not to receive any director compensation, including stock options.
(2)	Mr. Roberts’ term as a director of the Company ended on April 4, 2024.

(3)	Mr. Bartels was elected as a director on April 4, 2024.
(4)	Ms. Saxton was elected as a director on August 20, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2024, we had two equity compensation plans under which our common shares had been authorized for issuance to our officers, directors, employees, and non-employee consultants. See “Part II, Item 5. Equity Incentive Plan Information” for additional information relating to our equity compensation plans.

1Security Ownership Table

The following table sets forth certain information regarding beneficial ownership, control, or direction, directly or indirectly, of the Company’s Common Shares, as of March 17, 2025 by (i) the Company’s named executive officers and directors and (ii) the Company’s current executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership *
Name and Position (1)	Common Shares (2)		Percentage of Class (3)
Gerald W. Grandey – Director and Chairman Saskatoon, Saskatchewan, Canada	5,530,943	(4)	1.07%
Kelli C. Kast – Vice President, General Counsel and CAO Evergreen, Colorado, USA	950,000	(5)	**
Wayne E. Rich – Chief Financial Officer Highlands Ranch, Colorado, USA	250,000	(6)	**
Jaye T. Pickarts – Chief Operating Officer Colorado, USA	148,695	(7)	**
Paul J. Hickey – Director Cheyenne, Wyoming, USA	76,000	(8)	**
Kenneth J. Mushinski - President, CEO and Director Texas, USA	Nil		**
Pamela L. Saxton – Director Littleton, Colorado, USA	Nil		**
Craig S. Bartels – Director Arizona, USA	Nil	(9)	**
Barton S. Brundage – Director Parker, Colorado, USA	Nil	(9)	**
Nicole J. Champine – Director Denver, Colorado, USA	Nil	(9)	**
Brent D. Berg – Former President and CEO Wyoming , USA	Nil		**
All executive officers and directors as a group (a total of 10 persons)	6,955,638		1.34%

*

Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual has or shares voting power or investment power, and any shares that the individual has the right to acquire within 60 days of March 17, 2025, including through the exercise of any option, warrant, or right.  For each individual who holds options, warrants or rights to acquire Common Shares, the Common Shares underlying those securities are treated as owned by that holder and as outstanding Common Shares when that holder’s percentage ownership of Common Shares is calculated.  Those Common Shares are not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.
(1)	Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., P.O. Box 271049, Littleton, Colorado 80127.

(2)  Includes Common Shares held as of March 17, 2025, plus Common Shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after March 17, 2025.

(3)	In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 516,134,712 Common Shares outstanding as of March 17, 2025.
(4)	Includes 4,780,943 Common Shares and 750,000 Common Shares subject to options held by Mr. Grandey personally.
(5)	Includes 950,000 Common Shares subject to options held by Ms. Kast personally.
(6)	Includes 250,00 Common Shares subject to options held by Mr. Rich personally.
(7)	Includes 123,695 Common Shares and 25,000 Common Shares subject to options held by Mr. Pickarts personally.
(8)	Includes 26,000 Common Shares and 50,000 Common Shares subject to options held by Mr. Hickey personally.
(9)

Excludes Common Shares owned by Synchron, an affiliate of which each of Ms. Champine and Messrs. Bartels and Brundage is employed. Pursuant to and subject to the terms and conditions of an Investment Agreement between the Company and Synchron, Synchron has the right to designate three directors for appointment or election to the Board, where the Board is comprised of seven directors following such appointment. Ms. Champine and Messrs. Bartels and Brundage are the three Synchron designees.

Ownership of Common Shares by Certain Beneficial Owners

The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to beneficially own, control or direct, directly, or indirectly, 5% or more of the issued and outstanding Common Shares of the Company as of March 17, 2025:

Name and Address of Beneficial Holder	Common Shares Beneficially Owned (1)	Percentage of Class (2)
Synchron, 3550 General Atomics Court, San Diego, California 92121-1122
General Atomic Technologies Corporation, 3550 General Atomics Court, San Diego, California 92121-1122	360,740,516	69.89%
Tenaya Corporation, P.O. Box 910304, San Diego, California, 92191-0304
James N. Blue, 3550 General Atomics Court, San Diego, California 92121-1122

(1)	This information is based on a Schedule 13D/A filed on June 28, 2024 by Synchron, General Atomic Technologies Corporation, Tenaya Corporation and James N. Blue. Synchron has sole voting and dispositive power over the Common Shares listed.

(2)	Calculated based on 516,134,712 Common Shares outstanding as of March 17, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Cost Share Agreement with General Atomics

On November 30, 2021, the Company and General Atomics, an affiliate of Synchron, the Company’s majority shareholder, entered into the Cost Share Agreement pursuant to which the Company agreed to assume and pay for the non-federal share of funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant.

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

As of March 21, 2025, an amendment to the Cost Share Agreement was in the process of being finalized with General Atomics, with completion expected in mid-2025. See Note 4 to the Consolidated Financial Statements for a more complete discussion of the Cost Share Agreement.

Professional Services Agreement with Ms. Kast

Prior to her employment in July 2024, Ms. Kast had been since June 2015, a consultant of Rare Element Resources, Inc., a subsidiary of the Company, and had served as a Board member since August 2022. From July 2012 to May 2015, Ms. Kast served as the Vice President, General Counsel, Chief Administrative Officer, and Corporate Secretary of the Company. On February 17, 2021, Rare Element Resources, Inc. entered into an updated professional services agreement, effective as of March 1, 2021, with Ms. Kast (the “Professional Services Agreement”) that was subsequently extended on an annual basis and which was terminated on June 30, 2024, with Ms. Kast’s employment. Pursuant to the Professional Services Agreement, Ms. Kast performed business consulting and administrative oversight services for Rare Element Resources, Inc., and the Company. The Professional Services Agreement provided that Ms. Kast be paid a monthly retainer and be eligible for an annual performance bonus at the discretion of the Board. For the fiscal years 2024 (through her employment date) and 2023, Ms. Kast was paid monthly retainers of $21,250 and $20,208, respectively, and received cash bonuses of $20,000 and $82,500, respectively. Ms. Kast received a second cash bonus of $80,000 in 2024 following her hiring as a Company employee.

Ms. Kast is also eligible for stock option grants pursuant to the Company’s equity incentive plan and as approved by the Board. On January 4, 2023, Ms. Kast received a stock option grant of 225,000 that vested (i) 50% each on July 4, 2023, and January 4, 2024.

Legal and Consulting Arrangements with Mr. Hickey

In June 2022, Mr. Hickey was retained as a consultant to Rare Element Resources, Inc., a subsidiary of the Company, and was paid a monthly retainer of $5,000 during fiscal years 2023 and 2022 for business and community relations services. Mr. Hickey serves as an advisor to affiliates of Synchron, the Company’s majority shareholder, in several capacities, including as registered agent in the state of Wyoming. Mr. Hickey’s monthly retainer with Rare Element Resources, Inc. was adjusted to $6,000 in 2024 and remains the same for 2025. Prior to his retirement as a partner of Hickey & Evans, LLP, he served as counsel to General Atomics (an affiliate of Synchron) and certain of its affiliates for various matters from 1980 through 2022.

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

Except for the Cost Share Agreement with General Atomics, the prior Professional Services Agreement with Ms. Kast and the legal and consulting arrangements with Mr. Hickey referenced above, there are no material interests, direct or indirect, of any of the current directors, executive officers, or any shareholder that beneficially owns, directly or indirectly, more than 5% of the outstanding Common Shares, or immediate family members of such persons, in any transaction since January 1, 2023 or in any proposed transaction in which the amount involved exceeded $120,000.

Director Independence

The Board reviewed and determined independence under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) of each current director and director nominee. In making its independence determination, the Board considered the circumstances described below.

The Board determined that Mr. Mushinski is not independent based upon his position as an executive officer of the Company. The Board determined that Ms. Champine and Messrs. Brundage and Bartels are not independent based upon each person’s employment with an affiliate of Synchron, the Company’s majority shareholder. The Board determined that Mr. Hickey is not independent based upon his and his former law firm’s work providing legal services to General Atomics (an affiliate of Synchron) and certain of its affiliates, and his work as a consultant to a subsidiary of the Company.

The Board has concluded that Mr. Grandey and Ms. Saxton are independent. As a result of these analyses, the Board has determined that the proposed seven-member Board would not be comprised of a majority of independent directors. Notwithstanding the above, the Board will carry out its duties under the stewardship of the independent Chairman of the Board, Mr. Grandey, whose role and responsibilities include overseeing the function and effectiveness of the Board and the exercise of independent supervision over management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax, and Other Fees

The following table sets forth the aggregate fees billed or expected to be billed by Haynie (Salt Lake City, UT, PCAOB ID#457), for professional services rendered in connection with the fiscal years ended December 31, 2024 and 2023.

	2024	2023
Audit Fees	$94,000	$90,000
Audit Related Fees	1,495	5,500
Tax Fees	—	—
All Other Fees	—	—
Total	$95,495	$95,500

“Audit Fees” represent fees for the audit of the Company’s annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” represent fees for professional services. For the fiscal years ended December 31, 2024 and 2023, the audit related fees in each year related to the Company’s Form S-1 filing.

“Tax Fees” represent fees for professional services rendered for tax compliance, tax advice and tax planning on actual or contemplated transactions.

“All Other Fees” consist of fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee’s responsibilities and powers include pre-approval of permitted non-audit services performed for Rare Element or any of its subsidiaries by the Company’s auditor, subject to any de minimis exception under Section 10A(i)(1)(B) of the Exchange Act any rules promulgated thereunder.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be pre-approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed above under the heading “Audit, Audit-Related, Tax, and Other Fees” for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the Audit Committee.

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
10.1*

Asset Purchase Agreement, dated as of October 20, 2016, by and between Rare Element Resources, Inc. and Whitehall Creek, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2016)

10.1.1

First Amendment to Asset Purchase Agreement, dated as of October 25, 2021, by and between Rare Element Resources, Inc. and Whitehall Creek, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2021)

10.2

Investment Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.3

Intellectual Property Rights Agreement, dated October 2, 2017, by and between the Company and Synchron (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017)

10.4

Cost Share Funding Assumption Agreement entered into on November 30, 2021 by and between General Atomics and Rare Element Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2021)

10.4.1

Extension to Cost Share Funding Assumption Agreement, dated as of May 16, 2024, by and between General Atomics and Rare Element Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024)

10.5

Funding Agreement, dated as of June 6, 2023, by and between Rare Element Resources, Inc. and the Wyoming Energy Authority (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2023)

10.6*	10% Rolling Stock Option Plan of the Company, as Amended and Restated on April 7, 2020 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020)
10.7*	Rare Element Resources Ltd. 2022 Equity Incentive Plan (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022)
10.8*

Employment Agreement, dated as of October 17, 2022 and effective as of November 1, 2022, by and between Rare Element Resources, Inc. and Brent Berg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022)

10.9*

Employment Agreement, dated as of March 28, 2022, by and between Rare Element Resources, Inc. and Wayne Rich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

10.10*

Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast as amended effective January 1, 2022 and January 1, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023)

10.10.1*

Letter Agreement Amendment, dated as of February 3, 2023, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.10.2*

Letter Agreement Amendment, dated as of January 18, 2024, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024)

10.11*

Employment Agreement, dated as of July 1, 2024, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2024)

10.12*

Employment Agreement, dated as of March 15, 2024, by and between Rare Element Resources, Inc, and Kenneth Mushinski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.13

Professional Services Agreement, dated as of January 6, 2022, by and between Rare Element Resources, Inc. and Jaye Pickarts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2024)

10.13.1

Professional Services Agreement, dated as of January 16, 2023, by and between Rare Element Resources, Inc. and Jaye Pickarts (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2024)

10.13.2

Offer Letter, dated as of September 26, 2024, by and between Rare Element Resources, Inc. and Jaye Pickarts (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2024)

10.14*	Form of Indemnity Agreement (Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)
14.1

Code of Business Conduct and Ethics for Directors, Officers and Employees (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)

19.1+	Insider Trading Policy, dated December 11, 2024
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed with the SEC on December 5, 2023)
23.1+	Consent of Registered Public Accounting Firm (Haynie & Company; Salt Lake City, UT; PCAOB ID #457)
23.2+	Consent of Qualified Person (Ore Reserves Engineering)
23.3+	Consent of Qualified Person (Monica Barrero Bouza)
23.4+	Consent of Qualified Person (Jaye T. Pickarts)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary for the Bear Lodge REE Project, dated as of February 29, 2024 (incorporated by reference to Exhibit 96.1 to the Company’s Form 8-K filed with the SEC on March 4, 2024)
99.1+	Audit Committee Charter, dated as of June 20, 2024
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Kenneth J. Mushinski	By	: /s/ Wayne E. Rich
	Kenneth J. Mushinski, President, Chief Executive Officer and Director		Wayne E. Rich, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
	Date: March 21, 2025		Date: March 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 21, 2025

By:	/s/ Kenneth J. Mushinski
Kenneth J. Mushinski, President, CEO and Director (Principal Executive Officer)
Date: March 21, 2025

By:	/s/ Barton S. Brundage
Barton S. Brundage, Director
Date: March 21, 2025

By:	/s/ Nicole J. Champine
Nicole J. Champine, Director
Date: March 21, 2025

By:	/s/ Paul J. Hickey
Paul J. Hickey, Director
Date: March 21, 2025

By:	/s/ Craig S. Bartels
Craig S. Bartels, Director
Date: March 21, 2025

By:	/s/ Pamela L. Saxton
Pamela L. Saxton, Director
Date: March 21, 2025

By:	/s/ Wayne E. Rich
Wayne E. Rich, CFO (Principal Financial Officer)
Date: March 21, 2025