Form 10-Q
period 2025-03-31
RARE ELEMENT RESOURCES LTD
filed 2025-05-13
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of May 8, 2025: 516,134,712.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Demonstration Plant (as defined below) and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of commissioning, operation, decommissioning, and the sources of funds to pay for such costs;
●	our ability to successfully manage contractors that may be under contract with another consortium member for the Demonstration Plant project, and the risk of contractor liens on the Demonstration Plant due to contractor payment disputes we do not control;
●	availability of funds and capital resources;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our Demonstration Plant team’s ability to secure additional funding (in addition to the previously awarded funding) relating to the Demonstration Plant project or any further initiatives or advancements that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the remaining uncollected funds in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to operate the Demonstration Plant, including in a manner to meet project objectives within the approved budget and estimated timeline;
●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the commissioning, operation, and decommissioning of the Demonstration Plant;
●	plans for our projects or other interests, operations, or rights;
●	plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	plans and strategies relating to the advancement of the Bear Lodge REE Project (as defined below);
●	our plans and strategies to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and, if feasible, ultimate construction and operations of a commercial mine and plant for processing and separation of rare earth elements;
●	the timing of an amendment to the Cost Share Agreement (as defined below) between the Company and General Atomics,

whose affiliate is the Company’s majority shareholder; and
●	our success in obtaining, and the timing for receipts of, necessary governmental permits and approvals for our business and projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand for and supply of rare earths, and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	the development of new, lower cost sources of supply of rare earth products;
●	development, construction and operational hazards, as well as regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including as a result of supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	government regulations and changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	the impact of potential new and/or increased tariffs and other trade restrictions;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation on our business, including the costs of and our ability to complete the Demonstration Plant’s commissioning, operations and decommissioning, and the Bear Lodge REE Project;
●	the impact of external financial sector factors including the security of our bank and investment account deposits;
●	uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand and prices;
●	our ability to complete financings and other transactions;
●	pandemics, epidemics or other disease outbreaks on supply chains and the resulting disease containment measures implemented by various governments;
●	the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;
●	information technology system and/or data disruptions, damage, theft, failures, or cyber-attacks;
●	uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange other than the QTCQB Venture Marketplace;
●	foreign and domestic government actions impacting the pricing for, or supply of, rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of all the factors that may affect our forward-looking statements. Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2024. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$24,402	$26,732
Prepaid expenses and other	176	215
Total Current Assets	24,578	26,947

Equipment, net	119	65
Restricted cash	197	195
Right of use asset (Note 6)	198	238
Land	2,240	2,240
Total Assets	$27,332	$29,685

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$764	$1,059
Due to related party (Note 4)	1,270	895
Lease liability, current (Note 6)	161	172
Total Current Liabilities	2,195	2,126

Reclamation obligation	185	185
Lease liability, long-term (Note 6)	67	98
Other long-term liabilities	92	92
Total Liabilities	2,539	2,501

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at March 31, 2025 and December 31, 2024 of 516,134,712 and 516,111,557, respectively	174,173	174,173
Additional paid-in capital	29,106	29,102
Accumulated deficit	(178,486)	(176,091)
Total Shareholders’ Equity	24,793	27,184

Total Liabilities and Shareholders’ Equity	$27,332	$29,685

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(1,877)	$(2,903)
Corporate administration	(750)	(699)
Depreciation and amortization	(45)	(28)
Total operating expenses	(2,672)	(3,630)

Non-operating income (expense):
Interest income	284	81
Accretion expense	—	(71)
Interest expense	(7)	(6)
Total non-operating income	277	4

Net loss	$(2,395)	$(3,626)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	516,123,392	320,021,542

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,395)	$(3,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	5	72
Right of use asset amortization	40	26
Lease liability	(42)	(26)
Stock-based compensation	4	18
Other	—	197
	(2,388)	(3,339)

Changes in working capital:
Due from related party	375	(450)
Grant collection	—	2,000
Prepaid expenses and other	40	885
Accounts payable and accrued liabilities	(296)	120
Net cash used in operating activities	(2,269)	(784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(59)	—
Net cash used in investing activities	(59)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net	—	35,286
Net cash provided by financing activities	—	35,286

Net change in cash, cash equivalents and restricted cash	(2,328)	34,502
Cash, cash equivalents and restricted cash- beginning of the period	26,927	3,819
Cash, cash equivalents and restricted cash- end of the period	$24,599	$38,321

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of March 31,
	2025	2024
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$24,402	$38,133
Restricted cash, long-term	197	188
Total of cash, cash equivalents and restricted cash - end of period	$24,599	$38,321

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercise	36,275	—	—	—	—
Stock-based compensation	—	—	18	—	18
Net loss	—	—	—	(3,626)	(3,626)
Balance, March 31, 2024	511,111,557	$172,223	$29,158	$(161,266)	$40,115

Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184
Stock option exercises	23,155	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(2,395)	(2,395)
Balance, March 31, 2025	516,134,712	$174,173	$29,106	$(178,486)	$24,793

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

To address the Company’s funding needs, including the funding required for the Demonstration Plant, the Company completed rights offerings in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering”) for gross proceeds of approximately $25,400 and $35,800, respectively. The original $21,900 financial award from the DoE was expected to fund approximately one-half of the originally expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the 2021 Rights Offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed in Note 5, and other funding sources, as necessary.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant’s project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget in 2024 of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,300) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company utilizing the proceeds from the 2024 Rights Offering, including any amounts in excess of the $53,600 revised budget total, now estimated to be in excess of $66,000.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

During the three months ended March 31, 2025, the Company continued its work on the Demonstration Plant project. This work is planned to continue until the Demonstration Plant’s expected completion of operations. In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant.

In September 2024, the DoE issued its final Project Continuation Notice following its approval of the revised project budget of $53,600 and confirmation of readiness for the operations phase of the Demonstration Plant. This notice, along with the U.S. Nuclear Regulatory Commission’s (the “NRC”) operations approval under its previously issued license (received by the Company in October 2024), allowed for the commencement of Demonstration Plant operations.

During the first quarter of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025, with operations to process and separate the sample materials and recover the NdPr and other REEs now expected to commence in the fourth quarter of 2025 and extend into 2026.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of March 31, 2025, the Company had cash and cash equivalents of $24,402. During the three months ended March 31, 2025, we consumed cash of $2,269 in our operating activities, primarily associated with the Demonstration Plant project activities and for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties. Additional Demonstration Plant cost increases above the current project cost estimate of $66,000 are expected and will likely have to be funded by the Company if the Company is unable to secure funding from other sources, which are currently being pursued but for which there can be no assurance of success.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2024, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of March 31, 2025, and the results of its operations and cash flows for the three months ended March 31, 2025 and 2024 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the three months ended March 31, 2025 may not be indicative of the results that will be realized for the full year ending December 31, 2025.

Research & Development (“R&D”) Expenditures

Materials, equipment, and facilities acquired or constructed for R&D activities associated with the Company’s Demonstration Plant project are expensed as incurred. These materials, equipment and facilities are not expected to have an alternative future use beyond the end of the current Demonstration Plant project.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At March 31, 2025, the Company had $197 in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2025 and December 31, 2024 are presented in the following table:

Fair value at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,231	$24,231	$—	$—

Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,449	$26,449	$—	$—

Money market funds are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at March 31, 2025 and December 31, 2024.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for the 50% of the non-federal funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant under the Cooperative Agreement. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project. Since inception, the Company has advanced $20,389 in funds to General Atomics under the Cost Share Agreement and has paid an additional $4,746 on General Atomics’ behalf to certain contractors for work performed under the agreement.

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

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional cost-share funding commitment of $2,400 to fund a portion of the budget increase, with the balance coming from the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be in excess of $66,000. These additional funds are expected to support the operations of the Demonstration Plant for a sufficient amount of time to gather the information necessary for a commercialization decision.

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement (the “Extension Agreement”) under which the Company agreed to make additional cash advances, of up to $2,500, to General Atomics while the parties progressed an amended project funding agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. Pursuant to the terms of the Cost Share Agreement and Extension Agreement, the Company had advanced payments to General Atomics, as leader of the consortium, totaling $24,200 through October 31, 2024, the maximum amount of advances authorized under these agreements. In November 2024, General Atomics subsequently returned approximately $3,811 of the amounts previously funded by the Company under the Cost Share Agreement, which were used by the Company, in part, to make payments to certain other contractors for work under the Cost Share Agreement. The payments to these other contractors, all made in November 2024 and on General Atomics’ behalf, totaled to $4,746. The Company and General Atomics expect to enter into an amended Cost Share Agreement in mid-2025 to cover the non-federal portion of the DoE approved project budget of $53,600.

The following table summarizes transactions under the Cost Share Agreement during the three months ended March 31, 2025:

Balance of funds owing to General Atomics as a related party balance at beginning of period	$895
The Company's share of Demonstration Plant project costs incurred during the period	375
Balance of funds owing to General Atomics as a related party balance at end of period	$1,270

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those final milestones have been achieved, which are currently expected to occur in late 2025.

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

Effective September 21, 2021, the Company entered into a lease agreement (the “Property Lease”) for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The Property Lease is a 12-month lease with annual renewal terms, which at the Company’s option can be renewed for as long as the facility is needed. In June 2024, the Property Lease was renewed, extending the termination date to September 30, 2025. The Property Lease, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The Property Lease provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. Pursuant to the Property Lease, the Company is obligated to remove certain Company completed property improvements, though those items requiring removal, if any, will be confirmed with the lessor prior to the termination of the Property Lease.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Total future lease payments under the Company’s leases as of March 31, 2025 are as follows:

2025	$149
2026	96
Total lease payments	245
Less interest	(17)
Present value of lease payments(1)	$228

(1) As of March 31, 2025, $161 was included in current liabilities and $67 was included in non-current liabilities.

For the three months ended March 31, 2025, $42 was included in operating cash flows for amounts paid for operating leases.

As of March 31, 2025 the weighted average lease term for the Company’s operating leases was 1.25 years (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of March 31, 2025, the Company had 2,685,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,020,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

March 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes our stock option activity for each of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,405,000	$1.24	4,725,000	$1.18
Granted	—	$—	—	$—
Exercised	(400,000)	$0.83	(50,000)	$0.07
Cancelled/Expired	(300,000)	$0.83	(20,000)	$0.07
Outstanding, end of period	3,705,000	$1.32	4,655,000	$1.20

Exercisable, end of period	3,705,000	$1.32	4,446,667	$1.23
Non-vested, end of period	—	$—	208,333	$0.60

The 400,000 options exercised during the three months ended March 31, 2025, resulted in the issuance of 23,155 common shares on a net settlement basis. On February 13, 2025, the exercise date, these 400,000 options had an intrinsic value of $20.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of March 31, 2025:

		Weighted
		Average
		Remaining
As of March 31, 2025:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$377	6.9
Stock options exercisable	$377	6.9

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at March 31, 2025, where (i) in-the-money value is determined by comparing the option’s exercise price to the Company’s closing share price on March 31, 2025 and (ii) only options having an exercise price less than the Company’s closing share price on March 31, 2025 are deemed to have an intrinsic or inherent value.

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $4 and $18, respectively.

As of March 31, 2025, all outstanding stock options are fully vested and exercisable.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain.

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics, as extended and as expected to be amended in mid-2025, and as discussed in Note 4, the Company has agreed to assume and pay for certain allowable costs under the DoE-approved Demonstration Plant budget incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

9. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment. We seek to advance and develop our Bear Lodge REE Project, which could lead to the future production of REEs or other value-adding strategic transactions. These activities are currently focused in the State of Wyoming. We reported no revenues during the three months ended March 31, 2025 and 2024. The operating segment’s chief decision maker is the Company’s Chief Executive Officer (“CEO”).

10. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “Rare Element” or the “Company”) for the three months ended March 31, 2025, has been prepared based on information available to us as of May 13, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Rare Element for the year ended December 31, 2024, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus has been and continues to be the engineering, permitting, licensing, construction, and operation of the Demonstration Plant. If successful, the Demonstration Plant will show that our proprietary extraction technology is able to process and separate certain REEs from sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional REE processing methods and will serve as a precursor to inform the design and estimated cost for a future full-scale production facility.

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate the REE from the stockpiled mineral sample to follow the completion of construction and pre-operation activities. During the first quarter of 2025, the Company, along with the other consortium members, continued their work on the Demonstration Plant project, and this work is expected to continue until the completion of the project’s operations. During the first quarter of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025 with operations to process and separate the sample materials and recover the NdPr and other REEs now expected to commence in the fourth quarter of 2025 and extend into 2026. During the production phase, the Demonstration Plant is expected to produce up to 10 tons (9.1 tonnes) of NdPr oxide.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company and the DoE, is being used to fund the Demonstration Plant’s construction and operating costs. As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those final milestones have been achieved, which are currently expected to occur in late 2025.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised DoE approved budget. Even with this increase, the Company now expects that the full Demonstration Plant project costs, once operations are complete, will exceed the higher, revised DoE budget total of $53,600 and has advised the DoE that it will use Company funds, to the extent it is unable to secure other external funding sources, to cover those costs above the DoE approved cost-share budget, now estimated to be in excess of $66,000.

To fund the Company’s share of these cost increases, the Company announced, during December 2023, its intention to launch a rights offering. In March 2024, the Company completed the rights offering (the “2024 Rights Offering”) for gross proceeds of approximately

$35,800, in which each holder of the Company’s common shares as of the record date of December 15, 2023, was eligible to participate. The proceeds from the 2024 Rights Offering are being used to progress the Company’s business strategy to support commercialization, which includes funding the operation of the Demonstration Plant for a period of time that is sufficient to provide the information to support a commercialization decision, as well as for other general corporate purposes.

Even with these funds, however, the Company will still require substantial additional funds for the permitting, development, and build-out of the Bear Lodge REE Project. As a result, the Company commenced discussions with the Export-Import Bank of the United States (“EXIM Bank”) as a potential source of funds for the Bear Lodge REE Project’s development.  In March 2025, the Company received a non-binding Letter of Interest from the EXIM Bank to provide debt financing of up to $553,000 for Bear Lodge’s developments.  If pursued further by the Company through a loan application, and that application is approved, these funds could support the permitting, engineering, design, and construction of the Bear Lodge REE Project.  However, there can be no assurance these funds will be pursued or, if pursued, approved by the EXIM Bank.

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

Current External Factors Impacting our Business

During the first quarter of 2025, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government has issued several Presidential Executive Orders, under both the Biden Administration and the first and second Trump Administrations, to encourage and support the establishment of a domestic REE supply chain and to strengthen the defense industrial base with respect to critical minerals, including REEs.

On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included: (1) several urgent critical mineral and rare earth directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals; and (4) establishing the U.S. position as the leading producer and processor of rare earth minerals, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states.

In March 2025, President Trump issued the “Immediate Measures to Increase American Mineral Production” Executive Order. In this Executive Order, President Trump directed the federal agencies, including the EXIM Bank, to unlock the permitting, funding and issuance of off-take agreements for critical minerals, including rare earths. The Executive Order includes near-term actions to be determined and implemented by the federal agencies to fast-track permits, mobilize capital for mineral producers and create off-take agreements for the strategic stockpiling of minerals critical to the United States’ defense, technology and energy.

Additionally, in early 2025, the Trump Administration announced several potential new and/or increased tariffs and other trade restrictions on imports to the United States. The impact of these trade restrictions on tariffs is unknown and could have an impact on the REE supply chain and/or our business operations. In response to the tariffs and trade restrictions imposed by the Trump and previous Administrations, China, in December 2023, announced it had banned the export of technology to make rare earth magnets, adding to its previous export ban of critical material extraction and separation technology. In December 2024, China further banned the export of certain critical minerals, including gallium, germanium, and antimony, which have widespread military applications. In February 2025, Chian expanded its export licensing requirements to include five additional minerals: tungsten, indium, bismuth, tellurium, and molybdenum. In April 2025, China imposed additional export restrictions on REEs, including both raw materials and processed products such as permanent magnets.

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war, conflicts in the Middle East, and tariffs on certain critical mineral exports from China) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for REEs.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2025 was $2,395, or $0.00 per share, compared with our consolidated net loss of $3,626, or $0.01 per share, for the same period in 2024. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

Our exploration and evaluation costs totaled $1,877 for the three months ended March 31, 2025, compared with $2,903 for the same period in 2024. This decrease of $1,026 was largely attributable to the activities associated with our Demonstration Plant as activities shifted from equipment acquisitions and installation activities during the quarter ended March 31, 2024, to final construction and testing activities during the quarter ended March 31, 2025.

Corporate Administration

Our corporate administration costs increased by $51 on a comparative year-over-year basis, increasing from $699 for the three months ended March 31, 2024 to $750 for the three months ended March 31, 2025. This increase was largely attributable to costs incurred in the filing of our Form S-3 registration statement during the three months ended March 31, 2025.

Interest Income

For the three months ended March 31, 2025 and 2024, the Company generated interest income of $284 and $81, respectively, from investments of its cash holdings. This increase of $203 was primarily the result of the higher average cash balances available for investment during the three-month period ended March 31, 2025 due to the funds raised in the 2024 Rights Offering, which closed in March 2024.

Accretion Expense

For the three months ended March 31, 2025 and 2024, we recorded accretion expense of nil and $71, respectively, related to the Company’s option to repurchase approximately 640 acres (257 hectares) of real property in Wyoming. With the Company’s repurchase of this land during October 2024, the Company discontinued its recording of accretion expense and will not incur further accretion expense in future periods related to this repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $2,269 for the three months ended March 31, 2025, compared with $784 for the same period in 2024. The increase of $1,485 was largely attributable to the collection during the 2024 period of the $2,000 in WEA grant funds, which reduced the cash otherwise used in our operating activities. Absent the $2,000 in grant offset funds, net cash used in operating activities for the three months ended March 31, 2024 would have been $2,784.

Investing Activities

Net cash used in investing activities of $59 for the three months ended March 31, 2025, was for the purchase of equipment.  There were no similar transactions during the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities of $35,286 for the three months ended March 31, 2024, stemmed from the receipt of the net proceeds from the 2024 Rights Offering.  There were no similar transactions during the three months ended March 31, 2025.

Financial Position, Liquidity and Capital Resources

At March 31, 2025, we had a working capital balance of $22,383 which was a decrease of $2,438 from our December 31, 2024 working capital balance of $24,821. This decrease was largely the result of the reduction in our cash and cash equivalents balance, which decreased by $2,330 from $26,732 at December 31, 2024 to $24,402 at March 31, 2025.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. Following the achievement of the first milestone under the WEA Funding Agreement, the Company received in January 2024 the first $2,000 of the $4,400 grant. In September 2024, a second funding request of $2,000 was submitted to the WEA with the achievement of the second milestone under the WEA Funding Agreement. The collection of this second $2,000 tranche was received in November 2024, with the remainder, or the $400 retainer, forecasted for collection in late 2025.

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,300) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be in excess of $66,000.

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

Contractual Obligations

There were no material changes to the contractual obligations disclosed in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2025 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for Rare Element Resources.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2025, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 13, 2025

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2025