Form 10-Q
period 2025-06-30
RARE ELEMENT RESOURCES LTD
filed 2025-08-06
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of August 1, 2025: 516,134,712.

i

ii

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “RER,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., our predecessors, and consolidated subsidiary, or any one or more of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Demonstration Plant (as defined below) and the timing of that progress;
●	our ability to successfully complete the design review and any rework activities on the Demonstration Plant, and the timing and cost to complete any rework activities;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of commissioning, operation, decommissioning, and the sources of funds to pay for such costs;
●	our ability to successfully manage contractors that may be under contract with another consortium member for the Demonstration Plant project, and the risk of contractor liens on the Demonstration Plant due to contractor payment disputes we do not control;
●	availability of funds and capital resources;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	our Demonstration Plant team’s ability to secure additional funding (in addition to the previously awarded or obtained funding) relating to the Demonstration Plant project or any further initiatives or advancements that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the remaining uncollected funds in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to operate the Demonstration Plant, including in a manner to meet project objectives within the approved budget and estimated timeline;
●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the commissioning, operation, and decommissioning of the Demonstration Plant;
●	the Sundance Gold Project remaining on hold for the foreseeable future;
●	our plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives;
●	our plans and strategies relating to the advancement of the Bear Lodge REE Project (as defined below);
●	our plans and strategies to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and, if feasible, ultimate construction and operations of a commercial mine and plant for processing and separation of rare earth elements;
●	the prospects and potential impact of governmental policies, directives, laws, and regulations;
●	the timing of an amendment to the Cost Share Agreement (as defined below) between the Company and General Atomics, whose affiliate Synchron is the Company’s majority shareholder; and
●	our success in obtaining, and the timing for receipts of, necessary governmental permits and approvals for our business and projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand for and supply of rare earths, and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	the development of new, lower cost sources of supply of rare earth products;
●	development, construction and operational hazards, as well as regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including as a result of supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	government regulations and changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	the impact of potential new and/or increased tariffs and other trade restrictions;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;
●	our ability to attract and retain key personnel;
●	the impact of inflation on our business, including the costs of and our ability to complete the Demonstration Plant’s commissioning, operations and decommissioning, and the Bear Lodge REE Project;
●	the impact of external financial sector factors including the security of our bank and investment account deposits;
●	uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with our business;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand and prices;
●	our ability to complete financings and other transactions;
●	the effects of pandemics, epidemics or other disease outbreaks on supply chains and the resulting disease containment measures implemented by various governments;
●	the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;
●	information technology system and/or data disruptions, damage, theft, failures, or cyber-attacks;
●	uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange other than the QTCQB Venture Marketplace;
●	foreign and domestic government actions impacting the pricing for, or supply of, rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;

●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024; and
●	other factors, many of which are beyond our control.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$23,050	$26,732
Prepaid expenses and other	173	215
Total Current Assets	23,223	26,947

Building, net	82	—
Equipment, net	112	65
Restricted cash	198	195
Right of use asset (Note 6)	157	238
Land	2,240	2,240
Total Assets	$26,012	$29,685

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$763	$1,059
Due to related party (Note 4)	1,169	895
Lease liability, current (Note 6)	149	172
Total Current Liabilities	2,081	2,126

Reclamation obligation	185	185
Lease liability, long-term (Note 6)	41	98
Other long-term liabilities	92	92
Total Liabilities	2,399	2,501

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at June 30, 2025 and December 31, 2024 of 516,134,712 and 516,111,557, respectively	174,173	174,173
Additional paid-in capital	29,106	29,102
Accumulated deficit	(179,666)	(176,091)
Total Shareholders’ Equity	23,613	27,184

Total Liabilities and Shareholders’ Equity	$26,012	$29,685

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(818)	$(5,821)	$(2,695)	$(8,724)
Corporate administration	(568)	(623)	(1,318)	(1,322)
Depreciation and amortization	(49)	(38)	(94)	(66)
Total operating expenses	(1,435)	(6,482)	(4,107)	(10,112)

Non-operating income (expense):
Interest income	261	371	545	452
Accretion expense	—	(71)	—	(142)
Interest expense	(6)	(9)	(13)	(15)
Gain on sale of equipment	—	12	—	12
Total non-operating income	255	303	532	307

Net loss	$(1,180)	$(6,179)	$(3,575)	$(9,805)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	516,134,712	439,278,102	516,129,181	439,278,102

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,575)	$(9,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	13	147
Right of use asset amortization	81	61
Lease liability	(80)	(58)
Stock-based compensation	4	(46)
Other	5	242
	(3,552)	(9,459)

Changes in working capital:
Due from related party	275	(816)
Grant collection	—	2,000
Prepaid expenses and other	36	26
Accounts payable and accrued liabilities	(296)	(38)
Net cash used in operating activities	(3,537)	(8,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	—	12
Purchase of equipment	(142)	(64)
Net cash used in investing activities	(142)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net	—	35,286
Net cash provided by financing activities	—	35,286

Net change in cash, cash equivalents and restricted cash	(3,679)	26,947
Cash, cash equivalents and restricted cash- beginning of the period	26,927	3,819
Cash, cash equivalents and restricted cash- end of the period	$23,248	$30,766

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of June 30,
	2025	2024
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$23,050	$30,576
Restricted cash, long-term	198	190
Total of cash, cash equivalents and restricted cash - end of period	$23,248	$30,766

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2024	511,111,557	$172,223	$29,158	$(161,266)	$40,115
Stock-based compensation	—	—	(64)	—	(64)
Net loss	—	—	—	(6,179)	(6,179)
Balance, June 30, 2024	511,111,557	$172,223	$29,094	$(167,445)	$33,872

Balance, March 31, 2025	516,134,712	174,173	29,106	(178,486)	24,793
Net loss	—	—	—	(1,180)	(1,180)
Balance, June 30, 2025	516,134,712	$174,173	$29,106	$(179,666)	$23,613

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercise	36,275	—	—	—	—
Stock-based compensation	—	—	(46)	—	(46)
Net loss	—	—	—	(9,805)	(9,805)
Balance, June 30, 2024	511,111,557	$172,223	$29,094	$(167,445)	$33,872

Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184
Stock option exercises	23,155	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(3,575)	(3,575)
Balance, June 30, 2025	516,134,712	$174,173	$29,106	$(179,666)	$23,613

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “RER” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

RER holds a 100% interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits having a favorable distribution of neodymium-praseodymium (NdPr), as well as a number of other critical REEs. Additionally, the Company has developed and enhanced, along with General Atomics and its affiliates, innovative and proprietary REE processing and separation capabilities for the processing of the Bear Lodge REE Project feed material and possibly feed materials from other sources.

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

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant’s project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget in 2024 of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company utilizing the proceeds from the 2024 Rights Offering, including any amounts in excess of the $53,600 revised budget total, now estimated to be in excess of $66,000.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

During the first half of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025. The Company now expects plant commissioning to start in late 2025 and commencement of plant operations to begin in the first quarter of 2026.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of June 30, 2025, the Company had cash and cash equivalents of $23,050. During the six months ended June 30, 2025, we consumed cash of $3,537 in our operating activities, primarily associated with the Demonstration Plant project activities and for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties. Additional Demonstration Plant cost increases, now estimated to be in excess of $66,000, are expected and will likely have to be funded by the Company if the Company is unable to secure funding from other sources, which are currently being pursued but for which there can be no assurance of success.

The funds raised by the Company in the 2024 Rights Offering are expected to support the operations of the Demonstration Plant for a sufficient period of time to gather the information necessary for a commercialization decision. However, even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require substantial additional funds to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2024, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of June 30, 2025, and the results of its operations and cash flows for the three and six months ended June 30, 2025 and 2024 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the six months ended June 30, 2025 may not be indicative of the results that will be realized for the full year ending December 31, 2025.

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

June 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At June 30, 2025, the Company had $198 in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2025 and December 31, 2024 are presented in the following table:

Fair value at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$22,885	$22,885	$—	$—

Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,449	$26,449	$—	$—

Money market funds are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at June 30, 2025 and December 31, 2024.

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

June 30, 2025

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

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement (the “Extension Agreement”) under which the Company agreed to make additional cash advances, of up to $2,500, to General Atomics while the parties progressed an amended project funding agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. Pursuant to the terms of the Cost Share Agreement and Extension Agreement, the Company had advanced payments to General Atomics, as leader of the consortium, totaling $24,200 through October 31, 2024, the maximum amount of advances authorized under these agreements. In November 2024, General Atomics subsequently returned approximately $3,811 of the amounts previously funded by the Company under the Cost Share Agreement, which were used by the Company, in part, to make payments to certain other contractors for work under the Cost Share Agreement. The payments to these other contractors, all made in November 2024 and on General Atomics’ behalf, totaled to $4,746. The Company and General Atomics expect to enter into an amended Cost Share Agreement in the second half of 2025 to cover the non-federal portion of the DoE approved project budget of $53,600.

Inclusive of all amounts incurred since project inception, a total of $57,488 has been expended on the Demonstration Plant through June 30, 2025.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes the transactions under the Cost Share Agreement during the six months ended June 30, 2025 and the year ended December 31, 2024:

	Six Months Ended June 20, 2025	Year Ended December 31, 2024
Balance of funds owing to (remaining on deposit with) General Atomics as a related party balance at beginning of period	$895	$(3,435)
Funds transferred to General Atomics during the year	—	(8,500)
Funds returned by General Atomics during the year	—	3,811
The Company's share of Demonstration Plant project costs incurred during the period	274	9,019
Balance of funds owing to General Atomics as a related party balance at end of period	$1,169	$895

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

The WEA Funding Agreement will terminate when the funding has been fully disbursed, but no later than June 30, 2026, unless terminated sooner by either party in accordance with the terms of the WEA Funding Agreement. The WEA Funding Agreement may be terminated (i) by either party if the WEA does not receive the requested funding from the ERC or if the grant funds are not allocated or available for the continued performance of the WEA Funding Agreement, or (ii) by the WEA immediately for cause if the Company fails to perform in accordance with the terms of the WEA Funding Agreement.

As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those final milestones have been achieved, which are currently expected to occur in early 2026.

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

June 30, 2025

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

Effective September 21, 2021, the Company entered into a lease agreement (the “Property Lease”) for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The Property Lease is a 12-month lease with annual renewal terms, which at the Company’s option can be renewed for as long as the facility is needed. In June 2025, the Property Lease was renewed, extending the termination date to September 30, 2026. The Property Lease, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The Property Lease provides for an annual cost of living adjustment, but contains no residual value guarantees or restrictive covenants. Pursuant to the Property Lease, the Company is obligated to remove certain Company completed property improvements, though those items requiring removal, if any, will be confirmed with the lessor prior to the termination of the Property Lease.

On May 14, 2024, the Company entered into a second lease agreement for modular office units for use at its Demonstration Plant site in Upton, Wyoming (the “Office Lease”). The Office Lease, which was for an initial 12-month term and provides for monthly extension options thereafter, is classified as an operating lease, and generally provides for base rent, and requires the Company to pay all insurance, property taxes and other applicable costs, including the transportation charges to return the units to their original point of origin in an amount not to exceed $7.

For purposes of the following table, payments under the Property Lease and Office Lease are assumed to run through September 30, 2026 and December 31, 2025, respectively.  If the completion of the Demonstration Plant operations dictates further extensions beyond these dates, the Company may seek to extend the term of one or both lease agreements accordingly.

Total future lease payments under the Company’s leases as of June 30, 2025 are as follows:

2025	$105
2026	96
Total lease payments	201
Less interest	(11)
Present value of lease payments(1)	$190

(1) As of June 30, 2025, $149 was included in current liabilities and $41 was included in non-current liabilities.

For the six months ended June 30, 2025, $80 was included in operating cash flows for amounts paid for operating leases.

As of June 30, 2025 the weighted average lease term for the Company’s operating leases was one year (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of June 30, 2025, the Company had 2,685,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,020,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes our stock option activity for each of the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,405,000	$1.24	4,725,000	$1.18
Exercised	(400,000)	$0.83	(50,000)	$0.07
Cancelled/Expired	(300,000)	$0.83	(270,000)	$0.42
Outstanding, end of period	3,705,000	$1.32	4,405,000	$1.24

Exercisable, end of period	3,705,000	$1.32	4,363,333	$1.24
Non-vested, end of period	—	$—	41,667	$1.20

The 400,000 options exercised during the six months ended June 30, 2025, resulted in the issuance of 23,155 common shares on a net settlement basis. On February 13, 2025, being the exercise date, these 400,000 options had an intrinsic value of $20.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of June 30, 2025:

		Weighted
		Average
		Remaining
As of June 30, 2025:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$367	6.6
Stock options exercisable	$367	6.6

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at June 30, 2025, where (i) in-the-money value is determined by comparing the option’s exercise price to the Company’s closing share price on June 30, 2025 and (ii) only options having an exercise price less than the Company’s closing share price on June 30, 2025 are deemed to have an intrinsic or inherent value.

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $nil and $4, respectively.  For the three and six months ended June 30, 2024, the Company recognized negative stock-based compensation expense of $64 and $46, respectively, due to the forfeiture of certain stock options that resulted in the reversal of previously recognized stock-based compensation expense.

As of June 30, 2025, all outstanding stock options are fully vested and exercisable.

8. COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain  and may exceed the Company’s estimates of these costs, which at June 30, 2025 and 2024 were estimated at $185 and $182, respectively.

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics, as extended and as expected to be amended in the second half of 2025, and as discussed in Note 4, the Company has agreed to assume and pay for certain allowable costs under the DoE-approved Demonstration Plant budget incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

9. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment. We seek to advance and develop our Bear Lodge REE Project, which could lead to the future production of REEs or other value-adding strategic transactions. These activities are currently focused in the State of Wyoming. We reported no revenues during the three and six months ended June 30, 2025 and 2024. The operating segment’s chief decision maker is the Company’s Chief Executive Officer (“CEO”).

10. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “RER” or the “Company”) for the three and six months ended June 30, 2025, has been prepared based on information available to us as of August 6, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of RER for the year ended December 31, 2024, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate the REE from the already stockpiled high-grade sample materials from the Bear Lodge REE Project to follow the completion of construction and pre-operation activities. During the first half of 2025, the Company, along with the other consortium members, continued their work on the Demonstration Plant project, and this work is expected to continue until the completion of the project’s operations.

During the first half of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025. The Company now expects plant commissioning to start in late 2025 and commencement of plant operations to begin in the first quarter of 2026. During the production phase, the Demonstration Plant is expected to produce up to 10 tons of NdPr oxide.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company and the DoE, is being used to fund the Demonstration Plant’s construction and operating costs. As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those final milestones have been achieved, which are currently expected to occur in early 2026.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised DoE approved budget total, now estimated to be in excess of $66,000.

To fund the Company’s share of these cost increases, in March 2024, the Company completed a rights offering (the “2024 Rights Offering”) for gross proceeds of approximately $35,800, in which each holder of the Company’s common shares as of the record date of December 15, 2023, was eligible to participate. The proceeds from the 2024 Rights Offering are being used to progress the Company’s business strategy, which includes the rework of the Demonstration Plant and its operation for a period of time sufficient to provide the information to support a commercialization decision, as well as for other general corporate purposes.

Even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require substantial additional funds for the permitting, development, and build-out of the Bear Lodge REE Project. As a result, the Company commenced discussions with the Export-Import Bank of the United States (“EXIM Bank”) as a potential source of funds for the Bear Lodge REE Project’s development.  In March 2025, the Company received a non-binding Letter of Interest from the EXIM Bank to provide debt financing of up to $553,000 for the Bear Lodge REE Project’s development.  If pursued further by the Company through a loan application, and that application is approved, these funds could support the permitting, engineering, design, and construction of the Bear Lodge REE Project.  However, there can be no assurance these funds will be pursued or, if pursued, approved by the EXIM Bank.

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

Current External Factors Impacting our Business

During the first half of 2025, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government has issued several Presidential Executive Orders, under both the Biden Administration and the first and second Trump Administrations, to encourage and support the establishment of a domestic REE supply chain and to strengthen the defense industrial base with respect to critical minerals, including REEs.

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

Additionally, in early 2025, the Trump Administration announced several potential new and/or increased tariffs and other trade restrictions on imports to the United States. The impact of these tariffs and trade restrictions is currently unknown and could have an impact on the REE supply chain and/or our business operations. In response to the tariffs and trade restrictions imposed by the Trump and previous Administrations, China, in December 2023, announced it had banned the export of technology to make rare earth magnets, adding to its previous export ban of critical material extraction and separation technology. In December 2024, China further banned the export of certain critical minerals, including gallium, germanium, and antimony, which have widespread military applications. In February 2025, China expanded its export licensing requirements to include five additional minerals: tungsten, indium, bismuth, tellurium, and molybdenum. In April 2025, China imposed additional export restrictions on REEs, including both raw materials and processed products such as permanent magnets. As U.S.-China trade negotiations continued, the April 2025 restrictions were lifted in part, however, a Chinese rare earth licensing system remains in place, which controls the export of rare earths and technology relating to rare earths.

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war, conflicts in the Middle East, and tariffs on certain critical mineral exports from China) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for REEs.

Results of Operations

Summary

For the three and six months ended June 30, 2025, we experienced net losses of $1,180 ($0.00 per share) and $3,575 ($0.01 per share), respectively, compared with net losses of $6,179 ($0.01 per share) and $9,805 ($0.02 per share) for the three and six months ended June 30, 2024, respectively. See our discussion below for the primary drivers of these changes. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

Our exploration and evaluation costs decreased by $5,003 over the comparative three-month period, decreasing from $5,821 for the three months ended June 30, 2024 to $818 for the three months ended June 30, 2025, and by $6,029 over the comparative six-month period, decreasing from $8,724 for the six months ended June 30, 2024 to $2,695 for the six months ended June 30, 2025. These decreases were largely attributable to the activities associated with our Demonstration Plant as activities shifted from equipment acquisitions and installation during 2024 to final testing and shakedown activities in 2025. See Note 4 to the Consolidated Financial Statements for a discussion of the Cost Share Agreement.

Corporate Administration

Our corporate administrative costs remained relatively constant at $568 and $623 for the three months ended June 30, 2025 and 2024, respectively, and $1,318 and $1,322 for the six months ended June 30, 2025 and 2024, respectively. The majority of these expenses relate to costs associated with our public company compliance and reporting obligations.

Interest Income

Our interest income decreased by $110 over the comparative three-month periods, decreasing from $371 for the three months ended June 30, 2024 to $261 for the three months ended June 30, 2025 while increasing by $93 over the comparative six-month periods, increasing from $452 for the six months ended June 30, 2024 to $545 for the six months ended June 30, 2025. These changes were largely attributable to our 2024 Rights Offering, which closed in March 2024, and its impact on our excess cash balances available for investment pre- and post-closing.

Accretion Expense

For the three and six months ended June 30, 2025, we recorded accretion expense of nil (in each period) compared to $71 and $142 for the three and six months ended June 30, 2024, respectively, with the accretion expense recorded during 2024 being related to the Company’s option to repurchase approximately 640 acres (257 hectares) of real property in Wyoming. With the Company’s repurchase of this land in October 2024, the Company discontinued its recording of accretion expense and will not incur further accretion expense in future periods related to this repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $3,537 for the six months ended June 30, 2025, compared with $8,287 for the same period in 2024. This reduction of $4,750, partially offset by the collection in 2024 of $2,000 in WEA grant funds, was largely attributable to the decrease in our exploration and evaluation expenditures as activities shifted from Demonstration Plant equipment acquisitions and installation during 2024 to final testing and shakedown activities in 2025. Absent the $2,000 in WEA grant offset funds, net cash used in operating activities for the six months ended June 30, 2024 would have been $10,287.

Investing Activities

Net cash used in investing activities of $142 and $52 for the six months ended June 30, 2025 and 2024, respectively, were for the purchase of equipment.  The 2024 total was partially offset by $12 in proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities of $35,286 for the six months ended June 30, 2024 stemmed from the receipt of the net proceeds from the 2024 Rights Offering.  There were no similar transactions during the six months ended June 30, 2025.

Financial Position, Liquidity and Capital Resources

At June 30, 2025, we had a working capital balance of $21,142 which was a decrease of $3,679 from our December 31, 2024 working capital balance of $24,821. This decrease was largely the result of the reduction in our cash and cash equivalents balance, which decreased by $3,682 from $26,732 at December 31, 2024 to $23,050 at June 30, 2025.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. Following the achievement of the first milestone under the WEA Funding Agreement, the Company received in January 2024 the first $2,000 of the $4,400 grant. In September 2024, a second funding request of $2,000 was submitted to the WEA with the achievement of the second milestone under the WEA Funding Agreement. The collection of this second $2,000 tranche was received in November 2024, with the remainder, or the $400 retainer, forecasted for collection in early 2026.

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be in excess of $66,000. Through June 30, 2025, the DoE has paid a total of approximately $20,500 towards its commitment of approximately $24,200, leaving a balance of approximately $3,700 to be invoiced and collected from the DoE under the current cost share award.

During the first half of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025. The Company now expects plant commissioning to start in late 2025 and commencement of plant operations to begin in the first quarter of 2026. As of June 30, 2025, the scope of rework activities was still under review.

The funds raised by the Company in the 2024 Rights Offering are expected to support the operations of the Demonstration Plant for a sufficient period of time to gather the information necessary for a commercialization decision. However, even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require substantial additional funds to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend its operational plans regarding the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2025 there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for RER.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2025, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2025

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2025