Form 10-Q
period 2025-09-30
RARE ELEMENT RESOURCES LTD
filed 2025-11-05
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34852

RARE ELEMENT RESOURCES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 80
Firestone, Colorado	80520
(Address of principal executive offices)	(Zip Code)

(720) 278-2460	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changed since last report)

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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of October 31, 2025: 516,134,712.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Demonstration Plant (as defined below) and the timing of that progress;
●	our ability to successfully complete the design review and any rework activities on the Demonstration Plant, and the timing and cost to complete any rework activities;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of commissioning, operation, decommissioning, and the sources of funds to pay for such costs;
●	availability of funds and capital resources;
●	our Demonstration Plant team’s ability to achieve the full amount of funding support from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	the securing and timing of an amendment to the Cost Share Agreement (as defined below), if required, between the Company and General Atomics, whose affiliate Synchron is the Company’s majority shareholder;
●	our ability to complete a potential novation of the Demonstration Plant funding agreement with the DoE and replacing General Atomics as the prime contractor to ensure the full DoE committed funding is realized (as described below);
●	our ability to secure additional funding (in addition to the previously awarded or obtained funding) relating to the Demonstration Plant project or any further initiatives or advancements that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the remaining uncollected funds in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to operate the Demonstration Plant, including in a manner to meet the project objectives within our funding capacity and estimated timeline;
●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the commissioning, operation, and decommissioning of the Demonstration Plant;
●	the Sundance Gold Project remaining on hold for the foreseeable future and our ability to advance or monetize it in the future;
●	our plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives and advancement opportunities;
●	our plans and strategies relating to the advancement of the Bear Lodge REE Project (as defined below), including the restart of the permitting and licensing process;

●	our plans and strategies to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and, if feasible, ultimate construction and operations of a commercial mine and plant for processing and separation of rare earth elements;
●	the prospects and potential impact of governmental policies, directives, laws, and regulations; and
●	our success in obtaining, and the timing for receipts of, necessary governmental permits and approvals for our business and projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Quarterly Report and “Part I, Item 1A. Risk Factors” in our Form 10-K. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$21,713	$26,732
Due from related party (Note 4)	1,614	—
Prepaid expenses and other	293	215
Total Current Assets	23,620	26,947

Building, net	80	—
Equipment, net	120	65
Restricted cash	200	195
Right of use asset (Note 6)	176	238
Land	2,240	2,240
Total Assets	$26,436	$29,685

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,234	$1,059
Due to related party (Note 4)	—	895
Lease liability, current (Note 6)	181	172
Total Current Liabilities	1,415	2,126

Reclamation obligation	185	185
Lease liability, long-term (Note 6)	25	98
Other long-term liabilities	92	92
Total Liabilities	1,717	2,501

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at September 30, 2025 and December 31, 2024 of 516,134,712 and 516,111,557, respectively	174,173	174,173
Additional paid-in capital	29,106	29,102
Accumulated deficit	(178,560)	(176,091)
Total Shareholders’ Equity	24,719	27,184

Total Liabilities and Shareholders’ Equity	$26,436	$29,685

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (expense):
Exploration and evaluation (See Note 4 for related party costs)	$1,494	$(6,455)	$(1,201)	$(15,179)
Corporate administration	(578)	(569)	(1,896)	(1,891)
Depreciation and amortization	(50)	(45)	(144)	(111)
Total operating income (expense)	866	(7,069)	(3,241)	(17,181)

Non-operating income (expense):
Interest income	245	414	790	866
Grant income	—	2,000	—	2,000
Accretion expense	—	(70)	—	(212)
Interest expense	(5)	(9)	(18)	(24)
Gain on sale of equipment	—	—	—	12
Total non-operating income	240	2,335	772	2,642

Net income (loss)	$1,106	$(4,734)	$(2,469)	$(14,539)

Loss per share - basic	$0.00	$(0.01)	$(0.00)	$(0.03)

Loss per share - diluted	$0.00	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares - basic	516,134,712	511,111,557	516,131,196	480,133,103
Effect of employee/director stock-based awards	1,020,000	n/a	n/a	n/a
Weighted average common shares - diluted	517,154,712	511,111,557	516,131,196	480,133,103

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,469)	$(14,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	23	221
Right of use asset amortization	121	102
Lease liability	(123)	(92)
Stock-based compensation	4	(42)
Other	(12)	245
	(2,456)	(14,105)

Changes in working capital:
Due from related party	(2,509)	44
Prepaid expenses and other	(67)	3,600
Accounts payable and accrued liabilities	175	1,284
Net cash used in operating activities	(4,857)	(9,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	—	12
Purchase of equipment	(157)	(64)
Net cash used in investing activities	(157)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net	—	35,286
Net cash provided by financing activities	—	35,286

Net change in cash, cash equivalents and restricted cash	(5,014)	26,057
Cash, cash equivalents and restricted cash- beginning of the period	26,927	3,819
Cash, cash equivalents and restricted cash- end of the period	$21,913	$29,876

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of September 30,
	2025	2024
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$21,713	$29,683
Restricted cash, long-term	200	193
Total of cash, cash equivalents and restricted cash - end of period	$21,913	$29,876

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	511,111,557	$172,223	$29,094	$(167,445)	$33,872
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(4,734)	(4,734)
Balance, September 30, 2024	511,111,557	$172,223	$29,098	$(172,179)	$29,142

Balance, June 30, 2025	516,134,712	174,173	29,106	(179,666)	23,613
Net income	—	—	—	1,106	1,106
Balance, September 30, 2025	516,134,712	$174,173	$29,106	$(178,560)	$24,719

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercise	36,275	—	—	—	—
Stock-based compensation	—	—	(42)	—	(42)
Net loss	—	—	—	(14,539)	(14,539)
Balance, September 30, 2024	511,111,557	$172,223	$29,098	$(172,179)	$29,142

Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184
Stock option exercises	23,155	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(2,469)	(2,469)
Balance, September 30, 2025	516,134,712	$174,173	$29,106	$(178,560)	$24,719

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company also holds a 100% interest in the Sundance Gold Project that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property. The Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future, although with the recent rise in the price of gold, the Company may explore options to advance or monetize this asset.

The Company is currently focused on the advancement of a rare earth processing and separation demonstration-scale plant (the “Demonstration Plant”) project. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project.

In January 2021, a consortium of companies, of which the Company is a part, received notice from the Department of Energy (“DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant, which is now the Demonstration Plant project. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, as well as the Company and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021.

To address the Company’s funding needs, including the funding required for the non-federal share of the Demonstration Plant costs, the Company completed rights offerings in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering”) for gross proceeds of approximately $25,400 and $35,800, respectively. The original $21,900 financial award from the DoE was expected to fund approximately one-half of the originally expected total cost of the Demonstration Plant project, with the balance of the required funding being provided by the Company utilizing the proceeds from the 2021 Rights Offering, the $4,400 grant from the Wyoming Energy Authority (the “WEA”) as discussed in Note 5, and other funding sources, as necessary.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant’s project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget in 2024 of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company utilizing the proceeds from the 2024 Rights Offering, including any amounts in excess of the $53,600 revised budget total.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The Company currently estimates the construction cost of the Demonstration Plant from inception to be approximately $60,000, including the design review, upgrades and rework through 2025. Once in operation, the Company expects on-going costs of approximately $1,500 per month during 2026.

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

During the early part of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review commenced in April 2025 and continues today. The Company now expects plant commissioning to start in late 2025 and commencement of plant operations to begin in the first quarter of 2026.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of September 30, 2025, the Company had cash and cash equivalents of $21,713. During the nine months ended September 30, 2025, the Company consumed cash of $4,857 in its operating activities, primarily associated with the Demonstration Plant project activities and for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties. The Company currently estimates the construction cost of the Demonstration Plant from inception to be approximately $60,000, including the design review, upgrades and rework through 2025.  Once in operation, the Company expects ongoing cost of approximately $1,500 per month during 2026.

The funds raised by the Company in the 2024 Rights Offering are expected to support the initial operations of the Demonstration Plant as the Company gathers the information necessary for a commercialization decision. However, even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require additional funding in 2026 to support a full 12-month optimal operation period and to advance other key technology initiatives, including recycle and waste minimization, processing feed from other sources, and heavy rare earth element (“HREE”) separation. Additionally, substantial additional funds will be required to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in the longer term, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2024, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of September 30, 2025, and the results of its operations and cash flows for the three and nine months ended September 30, 2025 and 2024 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the nine months ended September 30, 2025 may not be indicative of the results that will be realized for the full year ending December 31, 2025.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At September 30, 2025, the Company had $200 in restricted cash for amounts held by a third party as security for a surety bond for the Demonstration Plant.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2025 and December 31, 2024 are presented in the following table:

Fair value at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$21,623	$21,623	$—	$—

Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,449	$26,449	$—	$—

Money market funds are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at September 30, 2025 and December 31, 2024.

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

September 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

This consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder), and includes certain of General Atomics’ affiliates, as well as the Company and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. Under this original proposal, the DoE’s share of the Demonstration Plant project funding was estimated at $21,900 and represented approximately one-half of the total originally estimated costs for the project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement dated October 1, 2021 (the “Cooperative Agreement”) that was awarded by the DoE for the Demonstration Plant. The Cooperative Agreement provided that up to approximately $43,800 in allowable costs for the Demonstration Plant were to be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

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

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional cost-share funding commitment of $2,400 to fund a portion of the budget increase, with the balance coming from the Company, including any amounts in excess of the $53,600 revised budget total. The Company currently estimates the construction cost of the Demonstration Plant from inception to be approximately $60,000, including the design review, upgrades and rework through 2025. Once in operation, the Company expects ongoing cost of approximately $1,500 per month during 2026.

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement (the “Extension Agreement”) under which the Company agreed to make additional cash advances, of up to $2,500, to General Atomics while the parties progressed an amended project funding agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. Pursuant to the terms of the Cost Share Agreement and Extension Agreement, the Company had advanced payments to General Atomics, as leader of the consortium, totaling $24,200 through October 31, 2024, the maximum amount of advances authorized under these agreements. In November 2024, General Atomics subsequently returned approximately $3,811 of the amounts previously funded by the Company under the Cost Share Agreement, which were used by the Company, in part, to make payments to certain other contractors for work under the Cost Share Agreement. The payments to these other contractors, all made in November 2024 and on General Atomics’ behalf, totaled to $4,746. The Company and General Atomics expect to enter into an amended Cost Share Agreement in the fourth quarter of 2025, if necessary, to cover the non-federal portion of the DoE approved project budget of $53,600.

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company.  The novation process is underway and is expected to be completed by the end of 2025. Once the novation process is complete, the Company will be named the recipient of the award under the agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding support for further advancements of the Demonstration Plant.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The DoE has allowed the novation process to progress even though the financial assistance agreement’s term expired on September 30, 2025. During the novation process, the U.S. government failed to finalize a continuing budget resolution, meaning federal workers were furloughed, delaying the novation process. If a novation is not completed, the DoE award to General Atomics could be terminated, and final disposition of the assets would be negotiated with the DoE. Although the Company expects the novation process to be completed in late 2025, there is no assurance of the process progressing in a timely manner or being completed at all.

Since inception, the Company has advanced $20,389 in funds to General Atomics under the Cost Share Agreement, has paid an additional $4,746 on General Atomics’ behalf to certain contractors for work performed under the agreement and has paid directly another $8,990 in Demonstration Plant project costs. Inclusive of all amounts incurred since project inception, a total of $56,699 has been expended on the Demonstration Plant through September 30, 2025.

The following table summarizes the transactions under the Cost Share Agreement during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance of funds owing to (remaining on deposit with) General Atomics as a related party balance at beginning of period	$895	$(3,435)
Funds transferred to General Atomics during the period	—	(8,500)
Funds returned by General Atomics during the period	—	3,811
The Company's share of Demonstration Plant project costs incurred during the period (1)	(2,509)	9,019
Balance of funds owing to (due from) General Atomics as a related party balance at end of period	$(1,614)	$895

(1)	The total for the nine months ended September 30, 2025 is negative due to the Company’s invoicing to General Atomics under the Cost Share Agreement during the nine-month period of certain prior period Demonstration Plant expenses. Formerly, these expenses were excluded from the Company’s billings under the Cost Share Agreement. The Company’s earlier decision to exclude these otherwise eligible costs from its billings to the Demonstration Plant project reflected the Company’s belief at the time that these costs would cause the original Cost Share Agreement award of $43,800 being exceeded, and therefore not recoverable. The subsequent increase in the Cost Share Agreement award to $53,600 led to the re-evaluation of this earlier decision and the decision to invoice the project for certain of these prior period expenses, which it did in the third quarter of 2025, and which resulted in the Company’s share of the Demonstration Plant project costs for the nine months ended September 30, 2025 being negative.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

September 30, 2025

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

For purposes of the following table, payments under the Property Lease and Office Lease are assumed to run through September 30, 2026 and December 31, 2026, respectively.  If the completion of the Demonstration Plant operations dictates further extensions beyond these dates, the Company may seek to extend the term of one or both lease agreements accordingly.

Total future lease payments under the Company’s leases as of September 30, 2025 are as follows:

2025	$57
2026	161
Total lease payments	218
Less interest	(12)
Present value of lease payments(1)	$206

(1) As of September 30, 2025, $181 was included in current liabilities and $25 was included in non-current liabilities.

For the nine months ended September 30, 2025, $123 was included in operating cash flows for amounts paid for operating leases.

As of September 30, 2025 the weighted average lease term for the Company’s operating leases was one year (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of September 30, 2025, the Company had 2,685,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 1,020,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

The 2011 Plan was replaced in 2022 by the 2022 Plan and, as such, no additional stock options can be granted under the 2011 Plan. The maximum term of any stock option grant under the 2011 Plan was 10 years.

Under the 2022 Plan, as approved by the Company’s shareholders at the annual meeting of shareholders on August 23, 2022, the Board of Directors (the “Board”) is authorized to grant stock options, stock appreciation rights, restricted stock units, performance stock units and other cash and share-based awards to eligible directors, officers, employees, or consultants up to a maximum of 17,236,689 common shares. The maximum term of any grant under the 2022 Plan is 10 years.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes the Company’s stock option activity for each of the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
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

The 400,000 options exercised during the nine months ended September 30, 2025, resulted in the issuance of 23,155 common shares on a net settlement basis. On February 13, 2025, being the exercise date, these 400,000 options had an intrinsic value of $20.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of September 30, 2025:

		Weighted
		Average
		Remaining
As of September 30, 2025:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$510	6.4
Stock options exercisable	$510	6.4

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at September 30, 2025, where (i) in-the-money value is determined by comparing the option’s exercise price to the Company’s closing share price on September 30, 2025 and (ii) only options having an exercise price less than the Company’s closing share price on September 30, 2025 are deemed to have an intrinsic or inherent value.

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $nil and $4, respectively.  For the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense of $4 and $(42), respectively. The negative expense for the nine months ended September 30, 2024 was due to the forfeiture of certain stock options that resulted in the reversal of previously recognized stock-based compensation expense.

As of September 30, 2025, all outstanding stock options are fully vested and exercisable.

8. COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

with such laws and regulations. The ultimate amount of reclamation and other future site-restoration costs to be incurred for existing mining interests is uncertain  and may exceed the Company’s estimates of these costs, which at September 30, 2025 and 2024 were estimated at $185 and $182, respectively.

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics, as extended and as expected to be amended in the fourth quarter of 2025, if required, and as discussed in Note 4, the Company has agreed to assume and pay for certain allowable costs under the DoE-approved Demonstration Plant budget incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

9. GEOGRAPHIC AND SEGMENT INFORMATION

The Company has one reportable operating segment. The Company seeks to advance and develop its Bear Lodge REE Project, which could lead to the future production of REEs or other value-adding strategic transactions. These activities are currently focused in the State of Wyoming. The Company reported no revenues during the three and nine months ended September 30, 2025 and 2024. The operating segment’s chief decision maker is the Company’s Chief Executive Officer (“CEO”).

10. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “RER” or the “Company”) for the three and nine months ended September 30, 2025, has been prepared based on information available to us as of November 5, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of RER for the year ended December 31, 2024, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate the REE from the already stockpiled high-grade sample materials from the Bear Lodge REE Project to follow the completion of construction and pre-operation activities. During the first nine months of 2025, the Company, along with the other consortium members, continued their work on the Demonstration Plant project as described below, and this work is expected to continue until the completion of the project’s operations.

In early 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025. The Company now expects plant commissioning to start in late 2025 and commencement of plant operations to begin in the first quarter of 2026. During the production phase, the Demonstration Plant is expected to produce up to 10 tons of NdPr oxide.

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

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised DoE approved budget total. The Company currently estimates the construction cost of the Demonstration Plant from inception to be approximately $60,000, including the design review, upgrades and rework through 2025. Once in operation, the Company expects ongoing cost of approximately $1,500 per month during 2026.

Through September 30, 2025, the DoE had made payments totaling $20,455 towards its commitment of $24,189, leaving a balance of $3,734 to be collected from the DoE under the current cost share award.

To fund the Company’s share of these cost increases, in March 2024, the Company completed a rights offering (the “2024 Rights Offering”) for gross proceeds of approximately $35,800, in which each holder of the Company’s common shares as of the record date of December 15, 2023, was eligible to participate. The proceeds from the 2024 Rights Offering are being used to progress the Company’s business strategy, which includes the rework of the Demonstration Plant and its initial operation to provide the information to support a commercialization decision, as well as for other general corporate purposes.

Even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require additional funding in 2026 to support a full 12-month optimal operation period and to advance other key technology initiatives, including recycle and waste minimization, processing feed from other sources, and heavy rare earth element (“HREE”) separation.

Additionally, the Company intends to restart the permitting and licensing for the Bear Lodge REE Project, which includes the mine and commercial plant. We plan on the formal restart of the permitting process in the fourth quarter of 2025 and are exploring the timely options available under the current U.S. Administration’s critical minerals initiatives. As a result, substantial additional funds will be required to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. The Company is reviewing its options regarding potential funding sources, which include, but are not limited to, off-take agreements, joint ventures, government grants and loans, equity and debt financings and other project financing opportunities. One potential opportunity for project financing is through the Export-Import Bank of the United States (“EXIM Bank”).  In March 2025, the Company received a non-binding Letter of Interest from the EXIM Bank to provide debt financing of up to $553,000 for the Bear Lodge REE Project’s development.  Notwithstanding, there can be no assurance that sufficient funding from any source can be secured by Company on reasonable terms or at all.

Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction in 2026, the Company may need to curtail operations at the Demonstration Plant, advancement of permitting and development of the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

During the first nine months of 2025, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government has issued several Presidential Executive Orders, under the Biden Administration and the first and second Trump Administrations, to encourage and support the establishment of a domestic REE supply chain and to strengthen the defense industrial base with respect to critical minerals, including REEs.

Presidential and Administrative Critical Mineral Initiatives

On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included: (1) several urgent critical mineral and rare earth directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals; and (4) establishing the U.S. position as the leading producer and processor of REEs, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states.

In March 2025, President Trump issued the “Immediate Measures to Increase American Mineral Production” Executive Order. In this Executive Order, President Trump directed the federal agencies, including the EXIM Bank, to unlock the permitting, funding and issuance of off-take agreements for critical minerals, including REEs. The Executive Order includes near-term actions to be determined and implemented by the federal agencies to fast-track permits, mobilize capital for mineral producers and create off-take agreements for the strategic stockpiling of minerals critical to the United States’ defense, technology and energy.

In April 2025, President Trump directed the U.S. Department of Commerce to initiate a Section 232 investigation into whether imports of processed critical minerals and derivative products threaten national security, with a focus on REEs essential for defense and technology applications. This action was aimed at enhancing economic resilience and reducing reliance on foreign supplies.

In August 2025, the DoE announced new initiatives to secure the American critical minerals and materials supply chain, including the establishment of a Critical Minerals and Materials Accelerator program to support domestic production and processing.

Tariffs and Trade Restrictions for Critical Minerals

Since early 2025 and continuing into the third quarter of 2025, the Trump Administration has announced several potential new and/or increased tariffs and other trade restrictions on imports to the United States in response to China’s export and licensing restrictions. China, in December 2023, announced it had banned the export of technology to make rare earth magnets, adding to its previous export ban of critical material extraction and separation technology. In December 2024, China further banned the export of certain critical minerals, including gallium, germanium, and antimony, which have widespread military applications. In February 2025, China expanded its export licensing requirements to include five additional minerals: tungsten, indium, bismuth, tellurium, and molybdenum. In April 2025, China imposed export restrictions on an additional seven REEs (samarium, gadolinium, terbium, dysprosium, lutetium, scandium, and yttrium) as well as related magnets and processing technologies used in defense, energy, and automotive sectors, requiring exporters to obtain licenses from China’s Ministry of Commerce. As U.S.-China trade negotiations continued, including a temporary 90-day suspension of non-tariff countermeasures in May 2025, and a June 2025 framework agreement to expedite shipments and create a "green channel" for trusted U.S. companies, these restrictions were partially eased for non-military uses. However, a Chinese REE licensing system remains in place, controlling the export of REEs and related technologies. In October 2025, China announced further expansions to cover five additional REEs (holmium, erbium, thulium, europium, and ytterbium), bringing the total to 12 out of 17 REEs under restriction, along with extraterritorial requirements for foreign-produced items containing even 0.1% Chinese-origin REEs or made using Chinese refining equipment, originally set to become effective December 1, 2025, and prohibiting exports for military applications. Following a meeting between President Trump and Chinese President Xi Jinping on October 30, 2025, China agreed to suspend these latest October 2025 export controls, along with certain other related curtailments, for one year as part of a broader trade truce, providing a pause on further escalations. The impact of the Trump Administration tariffs and other trade restrictions, and China’s continued use of export controls and restrictions, is currently unknown and could have an impact on the REE supply chain and/or our business operations.

U.S. Government Critical Mineral Investments

In response to China’s control of the REEs market, the U.S. government, in 2025, increased its investment into the critical minerals and REE supply chain. During the second half of 2025, the U.S. government made direct investments, including taking equity positions, in critical minerals companies, including MP Materials, Lithium Americas and Trilogy Metals, among other companies, in an effort to shore up the U.S.’s position in REEs and other strategic minerals. Additionally, in late October 2025, the U.S. signed a framework agreement with Japan to secure supplies of critical minerals and REEs through joint mining and processing projects, and President Trump announced REE supply deals with four Asian nations to counter China's dominance. Also in October 2025, the U.S. and Australia signed the Framework for Securing Supply in the Mining and Processing of Critical Minerals and Rare Earths, committing to mobilize at least $1,000,000 in financing within six months for joint projects in mining, separation, and processing. This agreement aims to enhance supply chain resilience, protect against unfair trade practices, and support the defense and technology sectors by prioritizing REEs.

Other External Factors

The impacts of the COVID-19 pandemic and other external influences, such as the Russia/Ukraine war and conflicts in the Middle East, have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for REEs.

Results of Operations

Summary

For the three and nine months ended September 30, 2025, we reported a net income of $1,106 ($0.00 per share) and a net loss of $2,469 ($0.00 per share), respectively, compared with net losses of $4,734 ($0.01 per share) and $14,539 ($0.03 per share) for the three and nine months ended September 30, 2024, respectively. See our discussion below for the primary drivers of these changes. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

For the three and nine months ended September 30, 2025, our exploration and evaluation expenses decreased by $7,949 and $13,978, respectively, over the comparative 2024 periods. These decreases were largely attributable to (i) the activities associated with our Demonstration Plant as activities shifted from the more expensive equipment acquisition and installation activities during 2024 to the less expensive plant rework and equipment upgrades in 2025, and (ii) the decision to include certain past Demonstration Plant expenses (formerly excluded from our billings under the Cost Share Agreement) in our billings to the DoE under the Cost Share Agreement. This change to include certain previously excluded costs from the Cost Share Agreement reduced the Company’s share of these costs as partial reimbursement is now expected to be received from the DoE. See Note 4 to the Consolidated Financial Statements for a discussion of the Cost Share Agreement.

Corporate Administration

Our corporate administrative costs remained relatively constant at $578 and $569 for the three months ended September 30, 2025 and 2024, respectively, and $1,896 and $1,891 for the nine months ended September 30, 2025 and 2024, respectively. The majority of these expenses relate to costs associated with our public company compliance and reporting obligations.

Interest Income

Our interest income decreased by $169 from $414 for the three months ended September 30, 2024 to $245 for the three months ended September 30, 2025 and decreased by $76 from $866 for the nine months ended September 30, 2024 to $790 for the nine months ended September 30, 2025. These changes were largely attributable to our 2024 Rights Offering, which closed in March 2024, and its impact on our excess cash balances available for investment pre- and post-closing.

Grant Income

During September 2024, the Company recognized grant income of $2,000 with the achievement of the second milestone under the WEA Funding Agreement. There were no such transactions for the nine months ended September 30, 2025. See Note 5 to the Consolidated Financial Statements for a discussion of the WEA Funding Agreement.

Accretion Expense

For the three and nine months ended September 30, 2025, we recorded accretion expense of nil (in each period) compared to $70 and $212 for the three and nine months ended September 30, 2024, respectively, with the accretion expense recorded during 2024 being related to the Company’s option to repurchase approximately 640 acres (257 hectares) of real property in Wyoming. With the Company’s repurchase of this land in October 2024, the Company discontinued its recording of accretion expense and will not incur further accretion expense in future periods related to this repurchase option.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4,857 for the nine months ended September 30, 2025, compared with $9,177 for the same period in 2024. This reduction of $4,320, partially offset by the collection in 2024 of $2,000 in WEA grant funds, was largely attributable to the decrease in our exploration and evaluation expenditures as activities shifted from Demonstration Plant equipment acquisitions and installation during 2024 to plant rework activities and equipment upgrades in 2025. Absent the $2,000 in WEA grant offset funds, net cash used in operating activities for the nine months ended September 30, 2024 would have been $11,177.

Investing Activities

Net cash used in investing activities of $157 and $52 for the nine months ended September 30, 2025 and 2024, respectively, were for the purchase of equipment.  The 2024 total was partially offset by $12 in proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities of $35,286 for the nine months ended September 30, 2024 stemmed from the receipt of the net proceeds from the 2024 Rights Offering.  There were no similar transactions during the nine months ended September 30, 2025.

Financial Position, Liquidity and Capital Resources

At September 30, 2025, we had a working capital balance of $22,205 which was a decrease of $2,616 from our December 31, 2024 working capital balance of $24,821. This decrease was largely the result of the reduction in our cash and cash equivalents balance, which decreased by $5,019 from $26,732 at December 31, 2024 to $21,713 at September 30, 2025, partially offset by an increase of $2,509 in our related party balance which changed from a $895 liability at December 31, 2024 to an asset of $1,614 at September 30, 2025.

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

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which is approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total. The Company currently estimates the construction cost of the Demonstration Plant from inception to be approximately $60,000, including the design review, upgrades and rework through 2025. Once in operation, the Company expects ongoing cost of approximately $1,500 per month during 2026.

Through September 30, 2025, the DoE has paid a total of approximately $20,500 towards its commitment of approximately $24,200, leaving a balance of approximately $3,700 to be invoiced and collected from the DoE under the current cost share award.

In the first months of 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. As a result of these issues, an as-built design review was commenced in April 2025. The Company now expects plant commissioning to start in late 2025 and commencement of plant operations to begin in the first quarter of 2026. As of September 30, 2025, the rework activities were still in progress.

The funds raised by the Company in the 2024 Rights Offering are expected to support the initial operations of the Demonstration Plant for a sufficient period of time to gather the information necessary for a commercialization decision. However, even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require substantial additional funds to complete the permitting and licensing, and ultimate construction and operation of a commercial mine and plant for the Bear Lodge REE Project. Ultimately, in the event the Company cannot secure additional financial resources, or complete a strategic transaction in 2026, the Company may need to curtail operations at the Demonstration Plant, advancement of permitting and development of the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

Financial Assistance Agreement

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company. Once the novation process is complete, the Company will be named the recipient of the award under the agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding support for further advancements of the Demonstration Plant.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2025, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, except for the risk factor discussed below.

We may not be able to complete the novation of the Demonstration Plant financial assistance agreement from General Atomics, which could adversely impact our near-term capital requirements or results of operations.

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company, so that it could seek to ensure that the full DoE committed funding is realized. The DoE has allowed the novation process to progress even though the financial assistance agreement’s term expired on September 30, 2025. In addition, during the novation process, the U.S. government failed to finalize a continuing budget resolution, meaning federal workers were furloughed, delaying the novation process. Although the Company expects the novation process to be completed in late 2025, there is no assurance of the process progressing in a timely manner or being completed at all. If the novation process is completed, the Company will be named the recipient of the award under the agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding support for further advancements at the Demonstration Plant. If a novation is not completed, the Company would continue not to have direct control over the DoE relationship, invoicing, or the disposition of equipment post-operations, the DoE award to General Atomics could be terminated, and final disposition of the assets would need to be negotiated with the DoE, any of which could adversely impact our near term capital requirements or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for RER.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2025, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2025

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2025