Form 10-K
period 2025-12-31
RARE ELEMENT RESOURCES LTD
filed 2026-03-12
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $112,000,000 based upon the closing sale price of the common shares as reported by the OTCQB Venture Marketplace.

The number of the registrant’s common shares outstanding as of March 6, 2026 was 645,368,390.

PRELIMINARY NOTES

As used in this Annual Report on Form 10-K (“Annual Report”), references to “Rare Element,” the “Company,” “we,” “our,” or “us” mean Rare Element Resources Ltd., our predecessors, and consolidated subsidiary, or any one or more of them, as the context requires.

Rare Element is focused on advancing our Bear Lodge rare earth elements project (the “Bear Lodge REE Project”), including demonstrating the technical and economic feasibility of our proprietary rare earth elements processing and separation technology through the operation of a demonstration-scale processing and separation plant (the “Demonstration Plant”) and continuing the Bear Lodge REE Project licensing and permitting process. The Bear Lodge REE Project includes the mineral deposit and the planned processing and separation commercial plant.

The Company previously explored gold mineralization adjacent to the Bear Lodge REE Project (the “Sundance Gold Project”). The Company holds a 100% interest in the Sundance Gold Project which contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge Property (as defined below). The Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future, although with the recent rise in the price of gold, the Company may explore options to advance or monetize this asset.

Both the Bear Lodge REE Project and the Sundance Gold Project are located primarily on the Bear Lodge Property, near the town of Sundance in the state of Wyoming (the “Bear Lodge Property”). See “Part I, Item 1. Business.”

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development and operation of our Demonstration Plant and the timing of that progress;
●	our ability to successfully operate the Demonstration Plant, and the timing and cost to complete operating activities;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of commissioning, operation, decommissioning, and the sources of funds to pay for such costs;
●	availability of funds and capital resources;
●	our ability to achieve the full committed amount of funding from the Department of Energy (“DoE”) through the remainder of the Demonstration Plant project;
●	the securing and timing of an amendment to the Cost Share Agreement (as defined below), if required, between the Company and General Atomics, whose affiliate, Synchron, is the Company’s majority shareholder;

●	our ability to complete a novation of the Demonstration Plant funding agreement with the DoE and replace General Atomics as the prime contractor;
●	our ability to secure additional funding (in addition to the previously awarded or obtained funding) relating to the Demonstration Plant project or any further initiatives or advancements that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the remaining uncollected funds in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant;
●	our ability to operate the Demonstration Plant, including in a manner to meet project objectives within our available funding and estimated timeline;
●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the commissioning, operation, and decommissioning of the Demonstration Plant;
●	the Sundance Gold Project remaining on hold for the foreseeable future and our ability to advance or monetize it in the future;
●	plans for our projects or other interests, operations or rights;
●	our plans and strategies during and following the completion of operations of the Demonstration Plant, including the potential for further operation of the Demonstration Plant to meet additional objectives and advancement opportunities;
●	our plans and strategies relating to the advancement of the Bear Lodge REE Project, including the completion of the permitting and licensing process;
●	our plans and strategies to secure further funding for our longer-term business plans, including the advancement of the Bear Lodge REE Project through permitting and licensing, and, if feasible, ultimate construction and operations of a commercial mine and plant for sourcing, processing and separation of rare earth elements;
●	the potential impact of governmental policies, directives, laws, and regulations; and
●	our success in obtaining, and the timing for receipts of, necessary governmental permits and approvals for our business and current or planned projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, risks associated with:

●	our majority shareholder’s significant influence on, or ability to control the outcome of, certain of our major corporate decisions, including our business strategies and financing options to meet our capital needs;
●	our ability to protect our intellectual property rights;
●	the ability of our Demonstration Plant to successfully operate and produce information that would support a decision by the Company to proceed with a potential commercial-scale production facility;
●	the uncertain nature of demand for and supply of rare earth elements, and their effect on prices for rare earth products;
●	technological advancements, substitutes, and the establishment of new uses and markets for rare earth products;
●	the development of new, lower cost sources of supply of rare earth products;
●	development, construction and operational hazards related to our Demonstration Plant, as well as our ability to obtain necessary regulatory approvals;
●	our reliance on the skill and expertise of third-party service providers;
●	the ability of third-party service providers to meet their contractual obligations, including as a result of supply chain disruptions and the effects those disruptions could have on our timelines and costs;
●	government regulations and changes in legislation and regulations relating to the mining and rare earth industries, including environmental laws and regulations that impose material compliance costs and liabilities;
●	difficulty in obtaining necessary governmental permits, licenses, and approvals for our Bear Lodge REE Project;
●	governmental interventions in the mining and rare earth industries, including increases in barriers to domestic production and international trade;
●	the impact of current and potential new and/or increased tariffs and other trade restrictions on the global trade industry;
●	uncertainties regarding our ability to maintain sufficient liquidity and attract sufficient capital resources to implement our projects and strategies;

●	our ability to attract and retain key personnel;
●	the impact of inflation on our business, including the costs of and our ability to complete the Demonstration Plant commissioning, operations and decommissioning, and the Bear Lodge REE Project;
●	the impact of external financial sector factors including the security of our bank and investment account deposits;
●	uncertainties inherent in estimates of future operating results;
●	changes in competitive factors, including the development or expansion of other projects that are competitive with ours;
●	China’s dominance of the rare earth supply chain and its ability to significantly impact market supply, demand and prices;
●	our ability to complete financings and other transactions;
●	pandemics, epidemics or other disease outbreaks on supply chains and any resulting disease containment measures implemented by various governments;
●	the availability and costs of goods and services we need to achieve our plans and goals resulting from military conflicts or wars such as in Russia/Ukraine and the Middle East;
●	information technology system and/or data disruptions, damage, theft, failures, or cyber-attacks;
●	uncertainties associated with litigation matters and opposition to our plans and operations by third parties;
●	share price volatility;
●	whether we deregister our common shares under the Exchange Act and/or list our common shares on a securities exchange other than the QTCQB Venture Marketplace;
●	foreign and domestic government actions impacting supply, demand and/or pricing for rare earth products, including changes in the actual or perceived supply and demand for rare earths due to foreign government export controls;
●	the OTCQB Venture Marketplace standards and the “penny stock” rules and the impact on trading volume and liquidity due to our trading on the OTCQB Venture Marketplace;
●	the consequences of Synchron, the Company’s majority shareholder, discontinuing its support for the Company;
●	risk factors discussed in this Annual Report; and
●	other factors, many of which are beyond our control.

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

FMR – Ferro-Manganese Rich – mineralization that includes iron oxide, manganese oxide and REE.

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

PFS – preliminary feasibility study or pre-feasibility study. Each means a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral processing and/or beneficiation has been determined. It includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors that are sufficient for a Qualified Person, acting reasonably, to determine if all or part of any mineral resource may be classified as a Mineral Reserve under NI 43-101 standards.

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

Sm – samarium (a metallic element of the lanthanide series predominantly used to produce Sm cobalt magnets). Although Sm cobalt magnets are slightly less powerful than NdFeB magnets at room temperature, these magnets can be used over a wider range of temperatures and are less susceptible to corrosion.

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

Technical Report – the technical report of the Company dated April 12, 2024 prepared in accordance with Canada’s NI 43-101 - Standards of Disclosure for Mineral Projects and titled “Technical Report on the Bear Lodge REE Project located in Crook County, Wyoming, USA” by authors Alan C. Noble of Ore Reserves Engineering, Monica Barrero Bouza of EurGeol and Jaye T. Pickarts, Consultant.

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

PART I

ITEM 1. BUSINESS

Rare Element was incorporated under the laws of the Province of British Columbia, Canada on June 3, 1999 as Spartacus Capital Inc. We are currently governed under the Business Corporations Act (British Columbia) (the “BCBCA”). Our executive office address is P.O. Box 80, Firestone, Colorado 80520. The telephone number for our executive office is (720) 278-2460. We maintain a corporate website at www.rareelementresources.com.

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

DESCRIPTION OF BUSINESS

We are currently focused on demonstrating the technical and economic feasibility of our proprietary processing and separation technology through the operation of a Demonstration Plant and advancing the Bear Lodge REE Project through permitting and licensing. The Bear Lodge REE Project consists of several large, disseminated REE deposits in northeast Wyoming, near the town of Sundance, and a planned hydrometallurgical plant that may be located near Upton, Wyoming. The Bear Lodge REE Project is one of the highest-grade REE deposits identified in North America containing a favorable distribution of CREE.

In its development efforts for the Bear Lodge REE Project, the Company has done extensive laboratory bench-scale and pilot plant testing on metallurgical processes to recover saleable rare earth products and has been granted two patents on its metallurgical processing innovations. More specifically, the Company has pilot tested and received patent protection for the removal of thorium from a rare earth element (REE)-containing acidic solution, as well as the selective extraction of REEs using oxalic acid. In accordance with our Intellectual Property Rights Agreement with Synchron, these patented processes have been further advanced through a trade secret process alongside General Atomics, an affiliate of Synchron, the Company’s majority shareholder.

Our near-term focus is on the operation of the Demonstration Plant and the permitting and licensing of the Bear Lodge REE Project as further described below. Assuming operation of the Demonstration Plant is successful, the Company plans to evaluate the feasibility of commercial operations through production of separated rare earth oxides utilizing ore from the Bear Lodge REE Project, as well as rare earth oxides from other sources on a commercial scale.

During the first quarter of 2016, we placed the Bear Lodge REE Project under care-and-maintenance due to financial resource constraints and market conditions, and all permitting and licensing activities were suspended at that time. With improved market conditions and the availability of necessary financial resources, we recently restarted these permitting and licensing efforts. We now anticipate that all permits and licenses for the Bear Lodge REE Project could be received within the next 24 months under the U.S. federal government’s recently implemented streamlining measures.

If and when the decision to resume the Bear Lodge REE Project development activities is made, our plan, subject to the availability of the necessary financial resources, is to commence detailed engineering for the mine and commercial processing plant. Additionally, our ability to begin construction activities on the Bear Lodge Property will be subject to various factors, including (i) the availability of adequate capital, (ii) positive results from the Demonstration Plant’s operations, (iii) an affirmative feasibility analysis, (iv) securing off-take agreements with customers at adequate prices, (v) obtaining necessary permits and licenses, and (vi) approval from the Company’s board of directors (the “Board of Directors” or the “Board”).

The Bear Lodge REE Project deposit is located near excellent mining infrastructure, including good road access and power lines within two kilometers (1.2 miles) of the Bear Lodge Property. Geographically, the Bear Lodge Property is located 100 kilometers (62.1 miles) east of Gillette, Wyoming, a major infrastructure, support, and logistics center for coal mines in the Powder River Basin that should provide ready access to many of the required production supplies and materials as well as skilled labor. Additionally, the deposit is situated only 64 kilometers (39.8 miles) from the nearest railhead at Upton, Wyoming, where the Demonstration Plant is sited and the proposed hydrometallurgical plant may also be sited, allowing access to major distribution channels via the adjacent railhead as well as convenient access to utilities and other infrastructure.

Additional information regarding the Bear Lodge REE Project and the Bear Lodge Property is included under the section heading “Item 2. Properties” in this Annual Report.

RECENT CORPORATE DEVELOPMENTS

Rare Earth Demonstration Plant Project

Construction, Commissioning and Operation of the Demonstration Plant

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of a rare earth separation and processing demonstration plant. The consortium of companies is led by General Atomics, an affiliate of Synchron, the Company’s majority shareholder, and includes certain of General Atomics’ affiliates, the Company, and LNV, an Ardurra Group, Inc. company, as engineering and construction subcontractor. A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of a rare earth separation and processing plant utilizing the Company’s proprietary technology to produce commercial-grade products. The DoE finalized the award, and an agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The Company, as a subrecipient of the award, along with the other consortium members, commenced work on the planning and design of the Demonstration Plant project in November 2021, with the Company’s contractual arrangement with General Atomics finalized in December 2021 (“Cost Share Agreement”). The DoE’s original funding commitment was in the amount of $21,900 and represented approximately one-half of the originally estimated costs for the Demonstration Plant.

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the U.S. Nuclear Regulatory Commission’s (the “NRC”) approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate REEs from the previously stockpiled Bear Lodge Property mineral sample. At this time, the DoE increased its funding commitment to $24,200.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant’s project costs, including its final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General

Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget in 2024 of approximately $53,600, which was approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be approximately $77,500, inclusive of operating cost estimates through December 31, 2026.

As of December 31, 2025, approximately $3,700 of the DoE’s total funding commitment of $24,200 remained outstanding.

Wyoming Energy Authority Financial Award

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company and the DoE, is being used to fund the Demonstration Plant’s construction and operating costs. As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the operations of the Demonstration Plant and a final report submittal, will be invoiced to the WEA upon submission of the final report, which is currently expected to occur mid-2026.

Bear Lodge Permitting and Licensing Restart

In early 2016, we placed the Bear Lodge REE Project on care-and-maintenance, and all licensing and permitting activities were suspended, including the National Environmental Policy Act (“NEPA”) process, state permitting, and the NRC source material license process. The Company continued to hold the Bear Lodge REE Project on care-and-maintenance through 2023. In 2024, we resumed certain of these activities, including certain environmental data collection and technical report updates. In early 2026, the Company formally restarted the licensing and permitting of the Bear Lodge REE Project for both federal and state permitting.

Financing Activities

As a result of its financing needs, the Company commenced a rights offering on February 6, 2026, in which each holder of the Company’s common shares as of the record date of January 30, 2026, was eligible to participate. On March 4, 2026, the Company closed the rights offering for gross proceeds of approximately $30,900 (the “2026 Rights Offering”).

Even with the funds currently on hand, the funds raised in the 2026 Rights Offering and the expected receipt of the remainder of the DoE financial support and WEA grant monies, the Company will not have sufficient funds to progress certain activities, including the engineering, development, and construction of its Bear Lodge REE Project. In the event the Company cannot secure additional financial resources or complete a strategic transaction in the longer term relating to the development of its Bear Lodge REE Project, it may need to suspend its operational plans or liquidate its business interests, and investors may lose all or part of their investment.

Current External Factors Impacting our Business

Throughout 2025, we continued to monitor the general U.S. political climate and actions taken by the U.S. government to secure a domestic rare earth supply chain. Due to the dominance of China over the REE supply chain, the U.S. federal government has issued several Presidential Executive Orders, under the Biden Administration and the first and second Trump Administrations, to encourage and support the establishment of a domestic REE supply chain and to strengthen the defense industrial base with respect to critical minerals, including REEs. In 2025 and into early 2026, the Trump Administration has continued the federal government’s focus on advancing a robust domestic critical mineral and rare earth supply chain, through agency regulatory actions and financial support initiatives directed to industry participants.

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

In March 2025, President Trump issued the “Immediate Measures to Increase American Mineral Production” Executive Order. In this Executive Order, President Trump directed the federal agencies, including the Export-Import Bank (“EXIM Bank”), to unlock the permitting, funding and issuance of off-take agreements for critical minerals, including REEs. The Executive Order includes near-term actions to be determined and implemented by the federal agencies to fast-track permits, mobilize capital for mineral producers and create off-take agreements for the strategic stockpiling of minerals critical to the United States’ defense, technology and energy.

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

In November 2025, the U.S. Department of the Interior, through the U.S. Geological Survey (USGS), published the Final 2025 List of Critical Minerals. The updated list expanded to 60 minerals, including the addition of copper and uranium, while reaffirming the “highest cost” status of REEs to the U.S. economy in the event of supply disruptions.

In December 2025, the DOE announced $134 million in specialized funding targeted at strengthening the domestic REE supply chain. This initiative prioritizes projects capable of separating and refining HREEs and producing high-strength permanent magnets, aiming to bridge the "midstream gap" between domestic mining and end-product manufacturing.

In January 2026, following the completion of the Section 232 investigation initiated in April 2025, President Trump issued a Presidential Proclamation on Adjusting Imports of Processed Critical Minerals. The Proclamation identified current import levels of processed REEs as a threat to national security. It directed the U.S. Trade Representative to negotiate “Critical Mineral Trade Agreements” with allied nations to establish a “minerals-secure” trade bloc and possible future implementation of minimum import prices for specific refined REE products to protect domestic producers from predatory foreign pricing.

In early January 2026, the administration proposed a G7-level “Price Floor” mechanism for neodymium-praseodymium (NdPr) and other magnet-related rare earths. The proposal is intended to help insulate Western REE projects from price volatility associated with China’s regulated market, and to support the economic viability of domestic facilities during periods of global oversupply.

In February 2026, President Trump signed an Executive Order launching “Project Vault,” a landmark $12 billion U.S. Strategic Critical Minerals Reserve. Unlike traditional stockpiles, Project Vault is structured as a public-private partnership, backed by a $10 billion direct loan from the EXIM Bank. The reserve is designed to act as a “buyer of last resort” for domestic producers, providing a guaranteed offtake for U.S.-processed REEs and shielding the domestic industrial base from sudden foreign export restrictions.

Tariffs and Trade Restrictions for Critical Minerals

Since early 2025 and continuing into early 2026, the Trump Administration has announced several potential new and/or increased tariffs and other trade restrictions on imports to the United States in response to China’s export and licensing restrictions. In December 2023, China announced that it had banned the export of technology to make rare earth magnets, adding to its previous export ban of critical material extraction and separation technology. In December 2024, China further banned the export of certain critical minerals, including gallium, germanium, and antimony, which have widespread military applications. In February 2025, China expanded its export licensing requirements to include five additional minerals: tungsten, indium, bismuth, tellurium, and molybdenum. In April 2025, China imposed export restrictions on an additional seven REEs (samarium, gadolinium, terbium, dysprosium, lutetium, scandium, and yttrium) as well as related magnets and processing technologies used in defense, energy, and automotive sectors, requiring exporters to obtain licenses from China’s Ministry of Commerce. As U.S.-China trade negotiations continued, including a temporary 90-day suspension of non-tariff countermeasures in May 2025, and a June 2025 framework agreement to expedite shipments and create a “green channel” for trusted U.S. companies, these restrictions were partially eased for non-military uses. However, a Chinese REE licensing system remains in place, controlling the export of REEs and related technologies.

In October 2025, China announced further expansions to cover five additional REEs (holmium, erbium, thulium, europium, and ytterbium), bringing the total to 12 out of 17 REEs under restriction, along with (i) extraterritorial requirements for foreign-produced items containing even 0.1% Chinese-origin REEs or made using Chinese refining equipment, originally set to become effective December 1, 2025, and (ii) prohibiting exports for military applications. Following a meeting between President Trump and Chinese President Xi Jinping on October 30, 2025, China agreed to suspend the October 2025 export controls, along with certain other related curtailments, for one year as part of a broader trade truce, providing a pause on further escalations. While Nd and Pr are not subject to the enhanced dual-use export controls applied to 12 other REEs, all Chinese rare earth exports (including NdPr) remain subject to a general licensing regime, and downstream NdFeB magnets incorporating controlled HREEs continue to face licensing requirements.

As of February 2026, the one-year suspension of China’s October 2025 export controls remains in effect, with no new restrictions announced on REEs. Rare earth export volumes from China increased in late 2025 following the implementation of streamlined licensing and the broader trade truce. Geopolitical tensions and supply chain uncertainties persist, however, as demonstrated by ongoing U.S. initiatives to diversify sources and China’s emphasis on the strategic importance of REEs. The Company continues to monitor these developments closely, as they may impact the timing and economics of domestic REE projects.

The impact of the Trump Administration’s tariffs and other trade restrictions, and China’s continued use of export controls and restrictions, is currently unknown and could have an impact on the REE supply chain and/or our business operations.

U.S. Government Critical Mineral Investments

In response to global market volatility and the concentration of critical mineral production in certain adversarial foreign states, the U.S. government significantly accelerated its direct investment in the domestic REE and critical minerals supply chain throughout 2025 and early 2026. This approach transitioned from foundational framework agreements with key allies to aggressive financial participation, characterized by the federal government taking direct equity positions or warrant stakes in industry participants. Support for technical infrastructure further intensified in December 2025, with the DoE’s commitment of up to $134 million for commercial-scale REE demonstration facilities, while diplomatic efforts culminated in the February 2026 inaugural Critical Minerals Ministerial, which established the Forum on Resource Geostrategic Engagement (FORGE) and new bilateral action plans with Mexico and the European Union. Central to this strategy was the concurrent launch of “Project Vault,” a $12 billion Strategic Critical Minerals Reserve supported by a $10 billion EXIM Bank loan facility designed to act as a “buyer of last resort.” By providing guaranteed offtake and stockpiling mechanisms, these initiatives serve as a strategic backstop for domestic producers, insulating the U.S. industrial base from foreign export restrictions and predatory pricing. The Company continues to evaluate opportunities for participation in these evolving federal programs.

Other External Factors

The impacts of certain external influences, such as the COVID-19 pandemic, the Russia/Ukraine war, and conflicts in the Middle East, have also contributed to the U.S. government’s focus on implementing secure domestic supply chains, including for REEs.

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

Trends Affecting REE Supply, Demand and Prices

According to the research and advisory firm Benchmark Mineral Intelligence, a U.K.-based mine-to-grid supply chain intelligence and forecast service (“Benchmark”), rare earth mine production in 2025 increased by approximately 4% to 403,134 tonnes (444,379 tons) TREO relative to 2024. TREO mine production from China (+12,410 tonnes or 13,679 tons) and the U.S. (+2,603 tonnes or 2,869 tons) were the main contributors to this increase. Refined TREO supply in 2025 was estimated to be 372,390 tonnes (410,489 tons), an approximate 1% increase from 2024. Despite production increases from the U.S. (mainly from the Mountain Pass mine in California and new refining and separation providers, including Energy Fuels), China still dominates the global supply of REEs at both the mined and refined stages, accounting for approximately 70% of global mine production and approximately 91% of refined production in 2025.

In the rest of the world, specifically in the United States and Australia, certain competitors form a second tier of rare earth concentrate producing companies, with 48,458 tonnes (53,415 tons) TREO mine production coming from North America and approximately 11,716 tonnes (12,914 tons) TREO coming from Oceania, in each case in 2025. A facility in Malaysia produces separated rare earths from TREO mined primarily in Australia.

The growth in demand for certain REEs, specifically Nd and Pr, has been driven in part by permanent magnet synchronous motor adoption used in electric motors and generators. According to Ember Energy and MMR Statistics, global demand for wind turbines (which increased by 8%) in 2025 and electric vehicle sales reached 18 million units, representing a 20% increase from 2024. This growth translated into increased rare earth magnet consumption, although overall demand was tempered by economic headwinds in China, supply chain diversification efforts in the United States and other regions, and emerging recycling initiatives that offset certain raw material needs. Overall, rare earth magnets accounted for about 41% of total TREO volume demand (76,903 tonnes or 84,771 tons) but over 80% of global REE market value (approximately $67.2 billion), according to Persistence Market Research and Research Nester, market research and industry intelligence firms, underscoring their disproportionate economic impact amid ongoing supply vulnerabilities and geopolitical tensions.

NdPr oxide prices have trended upward, with end-of-year 2025 prices around $90/kg, compared to 2024 prices of approximately $70/kg. In the medium-term, NdPr oxide prices are projected to decrease, dropping back to the $70/kg price range by 2028. Many projects are expected to become operational during this time, which could add to a market surplus between 2027 and 2029. According to Benchmark, price volatility is expected to stabilize through 2029, reflecting a more stable market. Longer term, prices are expected to increase to around $120/kg by 2030 as a supply gap begins to take hold and existing visible sources of supply become more strained to match strong demand growth.

Benchmark forecasts that magnet applications will continue to increase their share of overall demand for TREO rising from 41% in 2025 to 49% by 2030. Further, according to Benchmark, electric vehicle sales have grown, going from 2.1% of global market penetration in 2018, to 22.5% in 2025, and are expected to achieve 38% penetration by 2030.

Supply and demand factors for REE products that could positively impact future REE prices include, among other factors, the following:

●	the use of Nd, Pr, Tb and Dy in high-strength magnets that are critical to multiple defense applications, hybrid and electric vehicles and wind power generation facilities, particularly large offshore installations;
●	the use of high-strength NdFeB magnets in the miniaturization of electronic products, including consumer devices, robotics, and emerging AI/data center technologies;
●	the use of La in the fluid catalytic cracking process used by refineries in the processing of lower quality crude oil that consumes greater quantities of the catalysts;
●	the increased use of REEs to reduce global carbon emissions, driven by accelerating EV adoption, expanding wind energy capacity, and broader clean energy transitions;
●	China’s ongoing consolidation of its REE industry, including efforts to close or regulate small, inefficient, and polluting producers, alongside production quotas and tighter export controls on key elements;
●	geopolitical tensions and trade policies, including China’s export restrictions or production caps on REEs, magnets, and related technologies, along with potential changes in U.S. tariffs, import/export duties, or incentives for domestic supply chains;
●	the rising costs in China due to stricter environmental regulations, compliance requirements, and increasing wages, which contribute to higher production expenses and pricing;
●	the strategic importance of REEs in defense modernization and high-tech sectors, amplifying demand for secure, non-Chinese sources amid supply vulnerabilities;
●	the use of Ce in glass, ceramics, glass polishing, and advanced water filtration applications;
●	the continued research and commercialization of new applications for REE products; and
●	the U.S. government’s Project Vault created in February 2026, is a $12 billion strategic critical minerals reserve designed to create new demand via stockpiling, reduce reliance on Chinese supply chains, and provide price support for domestic and allied producers.

Supply and demand factors for REE products that could negatively impact future REE prices include, among other factors, the following:

●	the potential for oversupply of certain REEs due to new production inside and outside of China and/or increased exports from China;
●	government policy changes (U.S. or elsewhere) that would curtail incentives for electric vehicle adoption and/or wind energy development;
●	development or enhancements of alternative electric motor or generator technologies that use less or no REE magnet materials;
●	strong demand for selected REEs, such as magnet materials, driving overproduction of other co-product REEs and creating oversupply conditions for non-magnet REEs;
●	the potential substitution of other materials for higher-priced REEs;
●	the development of new, lower cost sources of supply that could reduce the market prices for REEs;
●	economization by intermediate and end-users to reduce the usage of REEs in end-products;
●	the potential for increased recycling of higher-priced REEs;
●	fluctuating or lower fossil fuel prices (oil, gas, and coal) that could reduce the demand for technologies using REEs;
●	static or lower global economic growth, reducing overall demand growth for REEs;
●	potential recovery of REEs from coal mine waste and other mineral waste stockpiles; and
●	potential by-product production of REEs that may increase supply irrespective of the economics of REE production from primary mines.

The feasibility of the Bear Lodge REE Project and our ability to raise additional funds to develop the Bear Lodge REE Project will likely be impacted by global supply and demand and future prices of REEs.

SEASONALITY

At this stage, seasonality in the state of Wyoming is not a material factor to our exploration, development, and operating activities on the Bear Lodge Property. Snowfall or extreme temperature in the winter may temporarily limit (i) our access to the Bear Lodge Property, (ii) work activities on the Demonstration Plant or (iii) future work on a commercial-scale processing facility, from time to time, during the months of November through June.

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

In 2025, China accounted for an estimated 70% of global REE mine production and 91% of global refined production. Benchmark has forecasted that China will remain the primary source of mine supply, although China’s share of global mine production is projected to decline to 54% by 2030. China is also expected to remain the largest contributor of refined supply, but China’s share of total refined production is projected to decrease to 68% by 2030. Demand is projected to remain Asia-driven, with China maintaining a dominant position. This gives the Chinese producers a continued competitive advantage in controlling the supply and processing of REEs and an opportunity to influence prices to discourage competition. Additionally, any increase in the quantities of REEs exported from other nations will likely only increase supply and may result in price reductions, reduced margins, and loss of potential market share, any of which could materially and adversely affect our business. As a result of these factors, the Company may not be able to compete effectively against current and future competitors. See “Item 1A. Risk Factors” of this Annual Report.

PATENTS, TRADEMARKS AND LICENSES

We rely on a combination of trade secret protection, nondisclosure agreements, trademarks, and patents to establish and protect our proprietary intellectual property rights in our rare earth technology.

As of December 31, 2025, we had a patent portfolio which includes two issued U.S. patents and one pending U.S. divisional patent application, and fifteen issued foreign patents across thirteen foreign jurisdictions. The patent claims are generally directed to (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, and (2) separation of thorium from bulk REEs in a solvent extraction (“SX”) process. These patents claim priority to provisional applications filed in 2013 and 2014. The issued U.S. patents have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property, including patents and related technical information, to our majority shareholder, Synchron, in October 2017, and the license became exclusive to Synchron and its affiliates in October 2019. The Company retains a limited right to use its intellectual property and any enhancements thereto. Several of these technologies may have potential value for application in other industries. See “Item 1A. Risk Factors” of this Annual Report.

ENVIRONMENTAL REGULATION

Our exploration and planned development, mining and processing activities are subject to extensive and demanding environmental laws and regulations under various federal, state, county and local laws relating to the protection of the environment, which generally includes air and water quality, hazardous waste management, radionuclide handling and reclamation. Failure to comply with these requirements can result in civil and/or criminal liability and governmental fines and penalties. Also, developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect that could materially or adversely affect us. Environmental laws historically have evolved in a manner that requires stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. Current and future laws, regulations and permits could impose significant costs, liabilities or obligations and could limit or prevent our ability to continue operations or undertake new operations. While there is presently a trend toward streamlining the licensing and permitting process, a future change in the U.S. presidential administration or in the composition of the Congress could result in more stringent environmental review and regulation of our operations. In addition, under various federal, state and local laws and regulations, a current or former owner or operator of a property may be liable for the cost to remove or remediate contamination resulting from the presence or discharge of hazardous or toxic substances, wastes or products on, under or from such property. Costs to address contamination can be substantial and liability under such laws may attach without regard to whether the owner or operator caused or was responsible for such contamination, and the liability may be joint and several. Moreover, the presence of contamination could expose us to third-party liability (e.g., for cleanup costs, bodily injury or property damage), subject our properties to liens in favor of the government, impose restrictions on the manner in which a property may be used, or materially or adversely affect our ability to sell, lease or develop properties.

Our Bear Lodge Property is subject to federal and state environmental laws, regulations, and permits. The federal agency with primary regulatory jurisdiction is the U.S. Forest Service (the “USFS”) Bear Lodge Ranger District, Sundance, Wyoming. The state agency with regulatory jurisdiction is the Wyoming Department of Environmental Quality (the “WDEQ”). We operate under approvals and permits granted by these two agencies and have established surety bonds to ensure environmental reclamation of areas disturbed. As of December 31, 2025, the Company holds surety bonds with the state of Wyoming totaling $185. Prior to operating, we will require several other permits and licenses, including those issued by the NRC, U.S. Army Corps of Engineers, and others.

Our Demonstration Plant is subject to federal, state, county and local licenses and permits, including an NRC source material possession license, USFS road use permit, and WDEQ air quality and storm water permits, among others. As of December 31, 2025, the Company held a surety bond, totaling $917 and secured by cash collateral of $202, with the state of Wyoming for the reclamation of the Demonstration Plant.

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

MINE SAFETY AND HEALTH REGULATIONS

Pursuant to Section 1503(a) of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2025, our Bear Lodge Property was not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

EMPLOYEES

As of December 31, 2025, we had nine full-time employees and no part-time employees. Our employees are not covered by any collective bargaining agreements. When required, we will engage the services of third parties under consulting or service agreements.

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

Our reports and other information can be inspected on the SEC’s website at www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval+ (“SEDAR+”). The Company’s reports which are filed on SEDAR+ can be found under the Company’s SEDAR+ profile at www.sedarplus.ca.

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

We are subject to the impact of inflation on wages, capital equipment, general supplies and reagents in the operation of our Demonstration Plant. If the additional funds required by these inflationary cost measures were to prevent us from having or being able to secure the funds to operate the Demonstration Plant for a sufficient amount of time to gather the information required for a commercial-scale plant decision, this could have an adverse impact on our development plans. Additionally, the contracting for some services relating to the Demonstration Plant, including engineering and construction services, was completed by another consortium member and any disputes, including over cost increases, are not controlled by us and may result in contractor payment disputes, liens or other delays to the project. Further, the DoE agreement is with General Atomics, and we do not have direct control over the DoE relationship, invoicing and disposition of the equipment post-operations.

The operation of our Demonstration Plant comes with several inherent risks, any of which, could result in the disruption of plant operations and/or unplanned expenses.

Operations at our Demonstration Plant involve the use of acids and other toxic chemicals, the handling and storage of radioactive materials, and other workplace risks typical of an industrial operation of this kind. Although we consider health, safety, and environmental stewardship a core value of our operations, certain events may occur which could result in injury or harm to human health or the environment, resulting in significant fines and penalties and/or the possible suspension of our operations.

We have no revenues from operations and expect to incur losses for a significant period of time. Any future revenues and profits are uncertain.

We have incurred losses since our inception, and further losses are anticipated in the development of our business. As of December 31, 2025, we had cash and cash equivalents of $19,315. During the year ended December 31, 2025, we consumed cash of $7,410 between our operating and investing activities.

Even with the funds already on hand, the funds raised in the 2026 Rights Offering, the expected receipts of the final $400 in grant monies from the WEA in mid-2026, and the final $3,700 remaining under the DoE cost share award, we will not have sufficient funds to progress our longer-term activities, including the development, and construction of our Bear Lodge REE Project. Therefore, the achievement of these activities will be dependent upon the receipt of additional funds through one or more of the following: financings, off-take agreements, joint ventures, strategic transactions, or sales of various assets. Ultimately, in the event that we cannot secure additional financial resources, or complete a strategic transaction in the longer term, we may need to suspend our operational plans or liquidate our business interests, and investors may lose all or part of their investment.

Our largest shareholder beneficially owns a majority of our common shares, has significant influence on, and control over the outcome of, our major corporate decisions, including veto power over some matters, and could take actions that may not be viewed favorably by certain other shareholders, any of which actions could adversely affect the market price of our common shares.

As of March 6, 2026, Synchron owned approximately 71.4% of the issued and outstanding common shares of the Company. Additionally, Synchron has approval rights for certain corporate actions and the right to nominate three of seven directors to the Board. Pursuant to the investment agreement, dated October 2, 2017, by and between the Company and Synchron (“the Investment Agreement”), Synchron has significant influence on, and control over the outcome of, certain of our major corporate decisions and matters requiring shareholder approval, including the election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets and other decisions affecting our capital structure, the amendment of our certificate of incorporation and articles, and our winding up and dissolution. These rights, along with the concentration of ownership and voting power with Synchron, (i) may make it more difficult for any other holder or group of holders of our common shares to significantly influence the way we are managed or the direction of our business, and (ii) may make it more difficult for another company to acquire us and for shareholders to receive any related takeover premium unless Synchron approves the acquisition. The interests of Synchron with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings, and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other shareholders.

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

We have restarted our federal and state licensing, permitting progression for our Bear Lodge REE Project, and there is a risk to the completion of those efforts in a timely and cost-effective manner.

During the first quarter of 2016, we placed the Bear Lodge REE Project on care-and-maintenance, and all licensing and permitting activities were suspended, including the environmental impact statement (“EIS”) process, state permitting, and the NRC licensing process. The Company continued to hold the Bear Lodge REE Project on care-and-maintenance through 2023. In 2024, we resumed certain of these activities, including certain environmental data collection and technical report updates. In early 2026, the Company formally restarted the licensing and permitting of the Bear Lodge REE Project for both federal and state permitting; however, our ability to complete the permitting and licensing on terms that support the project is uncertain.

We have no history of producing mineral products from our properties.

We have no history of mining, recovering, or refining any mineral products, and our Bear Lodge REE Project is not in development or production. There can be no assurance that the Bear Lodge REE Project will be successfully developed and placed into production, produce minerals or products in commercial quantities or otherwise generate operating earnings. Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting and licensing requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until such time, if ever, when our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably, or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders may not be able to realize returns on their investment in our common shares.

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

Mine development projects typically require a number of years and significant expenditures during the exploration and development phases before production is possible. The economic feasibility of exploration and development projects is based on many factors, such as the following:

●	completion of feasibility studies to evaluate mineral resources and mineral reserves and commercial viability;
●	the timing and cost, which can be considerable, of further exploration, licensing, permitting and construction of infrastructure, mining, processing and/or beneficiation facilities;
●	our ability to utilize our proprietary process technologies, which could encounter problems, prove to be uneconomical or result in other unexpected complications during scale-up;
●	securing commercially viable sales outlets for our REE products;
●	the potential need to enter into a joint venture or other partnership arrangement to develop the Company’s projects;
●	the availability and costs of equipment, supplies and skilled labor;
●	the availability and cost of appropriate processing and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval, licensing and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities;
●	future prices for rare earth minerals;
●	potential opposition from non-governmental organizations, environmental, indigenous, or local groups or inhabitants that may delay or prevent development activities;
●	potential increases in exploration, engineering, construction, operating, and decommissioning costs due to changes in the cost of labor, fuel, power, materials, or supplies;
●	potential shortages of mineral processing and/or beneficiation, construction or other facilities-related equipment or supplies; and
●	the ability to attract and retain talent for development and operation of the Bear Lodge REE Project.

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

We will require additional capital through investment, off-take agreements, joint ventures and/or other partnership arrangements with current investors or other parties for the development of our projects. Although such arrangements may lessen our financial burden in exploring and developing the projects, they will likely also dilute our interest therein or affect our ability to control the development and/or operation of any of our projects. Our ability to attract additional capital may be limited by our majority shareholder Synchron, as it holds certain contractual approval rights pursuant to the Investment Agreement, and its approval may be required. In addition, Synchron has significant influence on, or the ability to control the outcome of, certain of our major corporate decisions and matters requiring shareholder approval. Any failure of an off-take partner, joint venture partner, or other partner to meet its obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the off-take agreement, joint venture, or other partnership arrangement and, in turn, on our business performance and on our ability to develop and/or operate our projects.

Subject to further financing, and progression and outcome of the Demonstration Plant, we may commence a FS on our Bear Lodge REE Project, and the results of this FS are uncertain.

In October 2014, we completed a PFS for our Bear Lodge REE Project that updated our mineral resource estimate and refined plans for our process technology. We subsequently updated the mineral resource and completed a TRS (See “Item 2. Properties” of this Annual Report) and Technical Report for the Bear Lodge REE Project; however, the economic assessment of the Bear Lodge REE Project has not been progressed through an updated FS. Subject to further financing and the results of the Demonstration Plant, we may resume work on a FS. Whether the Company undertakes a FS in the future and, if so, the results of any such study, are uncertain and may indicate project economics that are more or less favorable than those previously reported in 2014 or in the TRS or Technical Report. As our project optimization efforts continue, we cannot ensure that the FS, if one is undertaken, will be based upon all of the same inputs used in the PFS and TRS. As a result, we may need to update our processing and/or beneficiation technology, and/or project development plans to enhance economics or further study aspects of the Bear Lodge REE Project. This could result in significant additional delays and expenses or could make financing efforts with respect to such efforts more difficult or not possible. In addition, there is a risk that the Company may not resume work on a FS.

Our viability as a rare earth company depends, in large part, on the financing, licensing, permitting, development and operation of our Bear Lodge REE Project, which is our only rare earth project.

Our only rare earth project at this time is the Bear Lodge REE Project. Our continued viability is based, in large part, on successfully implementing our strategy, including completion of licensing, permitting and construction of a mine and processing and/or beneficiation facilities in a reasonable timeframe. If we are unable to secure additional capital or enter into a strategic transaction and implement our strategy, or in the event of the imposition of significant additional regulatory burdens or delays or a significant deterioration of the market for rare earth products, our ability to develop a sustainable or profitable business would be materially adversely affected. If the Bear Lodge REE Project does not proceed, then the viability of the Company may depend upon the ability to process REE from sources other than our Bear Lodge REE Project using our proprietary technology assuming the technology is successfully proven through the operation of the Demonstration Plant.

Increased costs could affect our ability to bring the Bear Lodge REE Project into production and, once in production, to be profitable.

We estimated the initial capital costs required to bring the Bear Lodge REE Project into commercial production in our historical PFS, dated October 9, 2014, at approximately $290,000. We did not evaluate the capital cost estimates in our 2024 TRS or Technical Report for the Bear Lodge REE Project. A future FS, if and when completed, is expected to show our capital and operating costs will be materially higher than those we previously anticipated, which could make it more difficult to finance the Bear Lodge REE Project or to successfully establish mining operations.

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

External influences, like a pandemic or other world health crisis, may have an adverse impact on our business.

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

We rely on a combination of trade secret protection, nondisclosure agreements, trademarks, and patents to establish and protect our proprietary intellectual property rights in our rare earth technology. As of December 31, 2025, we had a patent portfolio which includes two issued U.S. patents and one pending U.S. divisional patent application, and fifteen issued foreign patents across thirteen foreign jurisdictions. The patent claims are generally directed to (1) selective recovery of REEs from mixed chloride leach solutions using oxalic acid, and (2) separation of thorium from bulk REEs in a solvent extraction (“SX”) process. These patents claim priority to provisional applications filed in 2013 and 2014. The issued U.S. patents have a term of 20 years measured from the filing date of the utility patent applications. We licensed our intellectual property, including patents and related technical information, to our majority shareholder, Synchron, in October 2017, and the license became exclusive to Synchron and its affiliates in October 2019. The Company retains a limited right to use its intellectual property and any enhancements thereto. Several of these technologies may have potential value for application in other industries. The success of our business depends, in part, on our ability to utilize our proprietary process technologies, and we could encounter unforeseen problems or costs, or both, in scaling up our technologies to commercial applications.

Our mineral resource estimate may be inaccurate and any material change in this estimate could affect the viability of placing our property into production.

In March 2024, the Company published a mineral resource estimate based on maximizing the recovery of La and the key magnet materials of Nd, Pr, Tb, and Dy. The estimate was focused on the Bull Hill deposit at the Bear Lodge REE Project with long-term upside existing in the Carbon, Whitetail, and Taylor deposits. Unless otherwise indicated, our mineral resources are based upon estimates made by independent geologists. When making determinations about whether to advance the Bear Lodge REE Project to development, we must rely upon such estimated calculations as to the quantity and grades of mineralization contained in the property. Until mineralized material is actually mined and processed, mineral resources and grades of such mineralization must be considered estimates only, which may be unreliable. Because we have not completed a FS on the Bear Lodge REE Project and have not commenced actual production, the mineral resource estimate for the Bear Lodge REE Project may require adjustments or downward revisions. In addition, the grade of material ultimately mined, if any, may differ from that indicated in our mineral resource estimate or in future feasibility studies. Our mineral resource estimate has been determined based on assumed cut-off grades that depend upon estimated REE prices and recovery rates. Any significant increase in cut-off grades could reduce our estimates of mineralization, or the amount of mineralization to be extracted, and could have a material adverse effect on our share price and the value of our Bear Lodge REE Project.

The historical mineral resource estimates for our Sundance Gold Project are not considered current, need to be updated, and should not be relied upon.

The 2011 historical mineral resource estimates for our Sundance Gold Project have not been updated and, as such, should not be relied upon. The Sundance Gold Project is in the early exploration stage and has been on hold since 2011. We have not done sufficient work to classify the historical mineral estimates for our Sundance Gold Project as a current estimate of mineral resources, and we are not treating the historical mineral resource estimates as current estimates of mineral resources.

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

We believe that we were a “passive foreign investment company” (“PFIC”) for the year ended December 31, 2025, and could be a PFIC in subsequent years, which could have adverse U.S. federal income tax consequences for U.S. shareholders.

An investor in our common shares that is a U.S. taxpayer (referred to as a U.S. shareholder) should be aware that we believe that we were a PFIC for the year ended December 31, 2025. We also expect that we will be a PFIC for the year ending December 31, 2026 and that we may be a PFIC in subsequent years. The tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2025, or that we will or will not be a PFIC for the year ending December 31, 2026, or for any future year. We will use commercially reasonable efforts to provide information regarding our status as a PFIC, and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power, to U.S. shareholders who make a written request for such information. Adverse rules apply to U.S. shareholders who own our common shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, and U.S. state and local tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our common shares if we are or become a PFIC. For additional information regarding PFIC tax consequences, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations—Passive Foreign Investment Company Rules.”

Risks Related to the Mineral Exploration, Development and Mining Industries

We may be adversely affected by fluctuations in demand for, and prices of, rare earth products.

Because our primary focus is currently the advancement and development of the Demonstration Plant and ultimately the Bear Lodge REE Project, changes in demand for, and the market price of, REE products could significantly affect our ability to develop or finance the Bear Lodge REE Project and eventually attain commercial production or profitability. REE product prices may fluctuate and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation, deflation, fluctuation in the relative value of the U.S. dollar against foreign currencies on the world market, global and regional supply, and demand for REE products, and the political and economic conditions of countries that produce and use REEs. Protracted periods of low prices for REE products could significantly reduce our ability to develop the Bear Lodge REE Project and, if we attain commercial production, to maintain profitable operations.

Demand for REE products is impacted by demand for downstream products incorporating rare earths, including hybrid and fully electric vehicles, wind power equipment and other clean technology products, as well as demand in the general automotive and electronics industries. Lack of growth in these markets or the introduction of substitute products could adversely affect the demand for REE products, which would have a material adverse effect on our Bear Lodge REE Project and our business. In contrast, periods of high REE prices are generally beneficial to us; however, strong REE prices, as well as real or perceived disruptions in the supply of REE, also create economic pressure to identify or create non-REE alternate technologies that ultimately could reduce future long-term demand for REE products, and at the same time, may incentivize the development of otherwise marginal mining properties or the development of new, lower cost sources of supply that could reduce or eliminate the market for REEs altogether. For example, automobile manufacturers have announced plans to develop motors for electric and hybrid cars that do not require REE products due to concerns about the available supply of REEs. If the automobile industry or other industries reduce their reliance on REE products, the resulting change in demand could have a material adverse effect on our business. In particular, if prices or demand for REEs were to decline, our share price would likely decline, and this could impair our ability to obtain the funding needed for our operations and our ability to find purchasers for our products at prices acceptable to us or at all.

An increase in the global supply of rare earth products, dumping and/or predatory pricing by our competitors may materially and adversely affect our ability to raise capital, develop our Bear Lodge REE Project or operate profitably.

The pricing and demand for REE products is affected by a number of factors beyond our control, including growth of economic development and the global supply and demand for REE products. REE supply markets continue to be dominated by production from China, which produced an estimated 70% of the global REE mine production and 91% of refined product in 2025. China also dominates the manufacture of metals, NdFeB magnets and other products from REEs. The threat of increased competition may lead our competitors to engage in predatory pricing behavior or manipulation of the available supply of REEs. Advanced technology in recycling REEs may also impact supply and prices. Any increase in the amount of REE products exported from other nations and increased competition may result in price reductions, reduced margins, or loss of potential market share, any of which could materially adversely affect our business. As a result of these factors, we may not be able to compete effectively in the market.

The success of our business may depend, in part, on the establishment of new uses and markets for rare earth products.

The success of our business may depend, in part, on the establishment of new markets for certain rare earth products. Although we plan to produce rare earth products for use in end-products such as NdFeB magnets, which are used in critical existing and emerging technologies (hybrid and fully electric vehicles, wind power turbines, robotics, and AI data centers), as well as other REE applications such as oil refining catalysts, the success of our business may depend on the creation of new markets in addition to the successful commercialization of REE products in existing and emerging markets. Any unexpected costs or delays in the commercialization of any of the foregoing products or applications could have a material adverse effect on our ability to develop our Bear Lodge REE Project or operate our business profitably.

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

We believe that we hold, or are in the process of obtaining, all licenses and permits necessary to carry on the activities that we currently are conducting or propose to conduct in the near term under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There is no guarantee that we will be able to obtain all necessary licenses and permits that may be required for future exploration, development and mining activities, including constructing mines and/or processing and/or beneficiation facilities, and commencing operations at the Bear Lodge REE Project. In addition, if we proceed to production on the Bear Lodge REE Project, we will be required to obtain and comply with permits and licenses that may contain specific operating or other conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions. Our Sundance Gold Project, previously in the exploration stage, but on hold since 2011, does not have any of the permits or licenses that would be necessary to carry on further activities on the project. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting and licensing requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage relating to mining activities and may be subject to civil or criminal liability, fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations, cause increases in capital expenditures or production costs, or require abandonment or delays in the exploration or the development of our projects.

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

Examples of some of the current U.S. federal laws that may affect our business and planned operations include, but are not limited to, the following:

●	NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. Under NEPA, a federal agency must prepare an EIS detailing the environmental impacts of “major federal actions significantly affecting the quality of the human environment.” If no significant impacts are found, the federal agency may conduct an Environmental Assessment (“EA”) finding no significant impact.
●	We began, in 2012, to undertake the NEPA process for the Bear Lodge REE Project with the USFS as the lead agency. However, in 2016, we placed the Bear Lodge REE Project under care-and-maintenance, and all permitting and licensing activities were suspended, including the NEPA process. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate potential environmental impacts, which in turn can impact the economic feasibility of a proposed project, including the ability to construct or operate the Bear Lodge REE Project or other projects entirely. Recent, federal agency regulatory and legislative changes, along with a recent Supreme Court decision, may have the impact of lessening the administrative burden imposed by NEPA and other federal permitting requirements, but the exact impacts of these changes to longstanding practices are still unknown.
●	The NRC, pursuant to its authority under the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), oversees the regulatory framework governing the control of radioactive materials, including processing and/or beneficiation of REE that contain radioactive source materials such as uranium and thorium. The NRC is responsible for issuing licenses for source material involving concentrations of uranium or thorium that exceed 0.05% by weight. If a proposed action, including waste generation, results in materials with concentrations of uranium and thorium that equal or exceed 0.05% by weight, a license to receive title to, possess, use, transfer, or deliver source and byproduct materials may be required. As our operations are expected to exceed this concentration, we are required to follow the regulations pertaining to a license application for the Demonstration Plant project and the Bear Lodge REE Project. The Demonstration Plant project received the necessary NRC license in the third quarter of 2023. Commending in 2026, the WDEQ will have primacy for source material licensing in Wyoming, including the oversight of the Demonstration Plant NRC license. The licensing process, including NEPA review relating to the NRC licensing, when initiated for the Bear Lodge REE Project, will be completed by the WDEQ pursuant to that primacy delegation. That licensing may cause delays or result in changes to the Bear Lodge REE Project design to mitigate impacts as required under the license.
●	Under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended (“CERCLA”) and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination or whether the owner or operator caused or knew of the release. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such actions. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.
●	The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, and disposal of “solid” and “hazardous” waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although certain mining, mineral processing and/or beneficiation wastes currently are exempt from regulation as hazardous wastes under RCRA, the EPA has limited the disposal options for certain wastes designated as hazardous wastes under RCRA. It is possible that certain wastes generated by our potential future operations that currently are exempt from regulation may in the future be designated as hazardous wastes and may therefore become subject to more rigorous and costly management, disposal, and clean-up requirements.
●	The Clean Air Act, as amended (“CAA”), and comparable state statutes, restricts the emission of air pollutants from many stationary and mobile sources, including mining, processing and/or beneficiation activities. Our

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
●	The Clean Water Act, as amended (“CWA”), and comparable state statutes impose restrictions and controls on the discharge of pollutants into waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. A 2025 U.S. Supreme Court decision provided additional guidance regarding agency determination of regulated waters and the requirement for CWA permits, which may lessen the requirements for these permits for resource projects in the future. Violation of the CWA and similar state regulatory programs can result in civil, criminal, and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. They also can impose substantial liability for the costs of removal or remediation associated with such discharges. The CWA also requires the implementation of a Stormwater Pollution Prevention Plan establishing best management practices, training, periodic monitoring of covered activities, and monitoring and sampling of stormwater run-off. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by a permit issued by the U.S. Army Corps of Engineers.
●	The Safe Drinking Water Act, as amended (“SDWA”), and the Underground Injection Control (“UIC”) program promulgated thereunder regulate the drilling and operation of subsurface injection wells. The program requires that a permit be obtained before drilling a disposal well. The EPA directly administers the UIC program in some states, and in others the responsibility for certain aspects of the program has been delegated to the state. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and/or remediation costs, among other sanctions and liabilities under the SDWA and state laws.
●	The Endangered Species Act (“ESA”) regulates activities that could have an adverse effect on threatened and endangered species, including the habitat and ecosystems upon which they depend. The ESA protects threatened and endangered species primarily by prohibiting the unauthorized “taking” of listed species, which includes harassing or harming members of such species or significantly modifying their habitat. The ESA also requires consultation with other agencies in certain circumstances. Compliance with ESA requirements can significantly delay, limit, or even prevent the development of projects, including the development of mining claims, and can also result in increased development costs. In addition, the ESA authorized both civil and criminal penalties for ESA violations and authorizes citizen suits against any person alleged to be in violation of the ESA.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs that could have a material adverse effect on our business.

A number of governments or governmental bodies have adopted or are contemplating regulatory changes in response to the potential impact of climate change. In the U.S., on December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA developed and implemented regulations that restrict GHG emissions under existing provisions of the CAA. The EPA rescinded its endangerment finding on February 12, 2026, prompting immediate legal challenges. The EPA’s ability and obligation to regulate GHG emissions is therefore in legal flux at the moment, creating regulatory uncertainty.

In addition, both houses of Congress have considered legislation to reduce GHG emissions, and many states have already taken measures to reduce GHG emissions, primarily through the development of GHG inventories, GHG emission fees, GHG permitting and/or regional GHG “cap and trade” programs. Most of these “cap and trade” programs work by requiring major sources of emissions to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission-reduction goal is achieved. It is likely that, in the absence of federal regulation over GHG following the EPA’s recission of the endangerment finding, certain states will pass additional legislation regulating GHG emissions at the state level.

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

The mining industry is intensely competitive, and we must compete with other individuals and companies, many of which have greater financial resources, operational experience, and technical capabilities than we have. This competition from other mining companies could adversely impact our efforts to hire experienced professionals. Competition for resources at all levels can be very intense, particularly affecting the availability of manpower, drill rigs, mining equipment and production equipment. Increased competition could adversely affect our ability to attract necessary capital funding or attract or retain key personnel or outside technical resources.

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

To carry out reclamation obligations imposed on us in connection with the potential future development activities at the Demonstration Plant and the Bear Lodge Property, we must allocate financial resources that might otherwise be spent on further exploration and future development programs. We have set up a provision for reclamation obligations as currently anticipated for exploration completed on the Bear Lodge Property and operations conducted at the Demonstration Plant, as appropriate, but these provisions may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

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

We have not declared any dividends since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our business development and operations. Payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that the Board of Directors considers relevant. In the absence of dividends, investors will only see a return on their investment if the value of our common shares appreciate.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common shares or our ability to continue to raise funds in new equity offerings.

It is possible that we will sell common shares, or securities exercisable or convertible into common shares, in order to finance our planned development activities. Future sales of substantial amounts of our securities in the public or private markets could potentially dilute our existing shareholders and potentially adversely affect the trading prices of our common shares or could impair our ability to raise capital through future offerings of securities. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments that could adversely affect our business or future growth potential.

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

We are subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. A broker-dealer may find it more difficult to trade, and an investor may find it more difficult to acquire or dispose of our common shares on the OTCQB Venture Marketplace. Additionally, our trading volume on the over-the-counter exchange fluctuates and has a limited volume, which can impact on the price and trading, and our majority shareholder holds approximately 71% of the shares, which further limits our public float and access to liquidity on our trading platform. These factors could significantly negatively affect the market price of our common shares and our ability to raise capital and may deter other potential investors from investing in our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due to the breadth of networks and systems we must defend against cybersecurity attacks and threat actors seeking to inflict harm on us; and the substantial level of harm that could occur to us were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended December 31, 2025, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in us incurring significant costs related to, for example, implementing additional threat protection measures and increased cybersecurity insurance premiums, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools; however, we remain potentially vulnerable to known or unknown threats. In some instances, we and our suppliers may be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” of this Annual Report for more information on our cybersecurity risks and product vulnerability risks.

We aim to incorporate industry best practices, consistent with other companies our size, throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is maintained by a third-party technology firm. The third-party firm has processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things, security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools.

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

Our information technology systems and programs, which encompass our cybersecurity program, are run by a third-party managed service provider (“MSP”), which reports to our Chief Financial Officer (“CFO”). The third-party firm is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals within its team and through the use of technological tools and software. Our CFO regularly reports directly to the Audit Committee or the Board of Directors on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least annually, or more frequently as determined to be necessary or advisable.

In 2025, the Company engaged, and may again in the future, engage an independent, third-party technology firm to help assess its cybersecurity risks and the controls in place through our MSP to prevent or mitigate those risks.

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

The information that follows relating to the Bear Lodge REE Project is derived from, and in some instances is an extract from, the TRS. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Annual Report. We also completed the Technical Report, which is NI 43-101 compliant for the Bear Lodge REE Project, and there are no material differences between the Technical Report and the information set forth below and contained in the TRS.

Qualified Persons

The scientific and technical disclosures about the Bear Lodge REE Project in this Annual Report are derived from the TRS and the Technical Report and have been reviewed and approved by:

●	Mr. Alan C. Noble, Professional Engineer, Ore Reserves Engineering;
●	Ms. Monica Barrero Bouza, Geologist, EurGeol; and

●	Mr. Jaye Pickarts, Professional Engineer, consultant to the Company and former Chief Operating Officer (from October 2024 to December 2025).

Mr. Noble and Ms. Bouza are both independent of the Company and all three are qualified persons as defined by Regulation S-K (Subpart 229, Item 1300) and NI 43-101 (Standard of Disclosure for Mineral Projects). Mr. Pickarts, as prior Chief Operating Officer of the Company, is not deemed independent of the Company. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this Annual Report, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the TRS on the Bear Lodge REE Project (as described below), which is incorporated by reference in this Annual Report, as well as the Technical Report available under the Company’s profile at www.sedarplus.ca.

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

Motels, restaurants, gas stations, and other services are available at Sundance, Upton, and other nearby towns, and a greater variety of accommodations are available to the east in Spearfish, South Dakota. All necessary infrastructure, such as housing, food, fuel, etc. would be available in these towns or further to the west in Gillette and southeast in Newcastle. Water rights at the mine site are available through permitting by the Wyoming State Engineer’s Office; these water rights have not been secured at the time of reporting. Near the mine site, a power line, which requires upgrading, runs within a mile of the Bear Lodge Property.

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

Condition of the Property

We are not aware of any outstanding environmental liabilities associated with the Bear Lodge Property, except for the required reclamation work associated with our exploration and drilling activities. Previous activities were approved by both the USFS and WDEQ. We have an approved reclamation plan and have posted surety bonds to cover the required reclamation. Certain of these reclamation activities were completed in 2024, and we are now awaiting final WDEQ approval for the removal of these obligations from our reclamation liability.

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
Park
Big Horn
Sheridan
Buffalo
Gillette
Sundance
Spearfish
Upton
Newcastle
Rapid City
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

Exploration and Drilling

The Bear Lodge Mountains were initially prospected for gold during the late nineteenth and early twentieth centuries. Rare earth mineralization was first discovered in approximately 1949. Various companies conducted sporadic exploration of the area from the 1970s through the 1990s, both for rare earths and for gold. We conducted REE exploration activities and from 2004 through 2013, a total of more than 48,768 meters (160,000 feet) of drilling was completed in over 200 core holes. These exploration activities included geochemical, geophysical, geological, and mineralogical modeling of the district and individual deposits.

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

No exploration drilling was conducted from 2013 through the end of 2025, and no drilling or exploration activities are currently planned for 2026.

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

Permitting and Licensing

The USFS is the lead agency in the NEPA process to prepare an EIS on the Bear Lodge REE Project. This process is essential to securing the permits and approvals necessary to move into production. In early 2012, we submitted the plan of operations for the Bear Lodge REE Project, which the USFS accepted as complete in May 2013. The USFS selected a project manager and prime contractor for the preparation of the draft EIS, published notice in the Federal Register and completed necessary scoping work. The USFS issued a draft EIS on January 15, 2016, outlining plan alternatives and proffering a preferred alternative. The U.S. Army Corps of Engineers and the appropriate state and local government agencies were involved in the EIS process as cooperating agencies. On January 22, 2016, our Board of Directors decided to conserve cash due to the difficult market conditions at the time and suspended all permitting and licensing efforts, including the EIS process. We notified the USFS and cooperating agencies, the NRC, and the state of Wyoming of our decision to suspend permitting and licensing efforts, and the parties acknowledged receipt of the notice. During 2022, the Company undertook environmental sampling to update the baseline environmental data for the Bear Lodge REE Project and in late 2025 re-started the previously suspended permitting and licensing efforts. These permitting and licensing efforts are expected to continue through 2027.

The Company will be required to obtain permits and licenses to further develop the Bear Lodge REE Project from the USFS, the WDEQ (Land Quality Division, Air Quality Division, and Water Quality Division), the NRC, and Crook County, among others.

Processing and Decommissioning

The Company is proceeding with the operations of a rare earth processing and separation Demonstration Plant. The Demonstration Plant construction was substantially completed in late 2025, with the start of plant operations having commenced in early 2026. The Demonstration Plant is expected to advance the Company’s proprietary processing and separation technology and generate the operational and economic data necessary for the design of a commercial-scale facility.

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

The Bull Hill deposit estimates of measured, indicated, and inferred mineral resources, based on a base-case cutoff grade for resource reporting of 2.18% TREO, are summarized in Table 1 below. As noted in the TRS, the effective date of the mineral resource estimate is December 31, 2023. The Company has determined that the assumptions included in the mineral resource estimate are reasonable as of December 31, 2025 and that there has been no change in the mineral resource estimate from that which is contained in the TRS and the Technical Report.

Table 1. Bull Hill TREO Mineral Resource Summary for the Total Oxide (Ox & OxCa)
at the End of the Fiscal Year Ended December 31, 2025

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

At December 31, 2025, we had no proven or probable mineral reserves. The metallurgical recoveries, pay factors, and commodity price assumptions used in the preparation of the mineral resource estimate are shown in Table 2 below. Additional information about these assumptions is provided in Chapter 11 of the TRS and in the Technical Report.

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

*HREE (Heavy Rare Earth Elements) = Ytterbium (Yb)+Thulium (Tm)+ Terbium (Tb)+ Erbium (Er)+Holmium (Ho)+Lutetium (Lu)

Data Verification

The Company obtained the geological, exploration, and drilling data package from Phelps Dodge and Newmont Corporation, covering most of the work done on the property by various companies and claim owners through 1996. From 2006 until spring 2010, the Company conducted its own REE drilling programs throughout the Bear Lodge Property under a joint venture agreement with the Newmont Mining Corporation (“Newmont”), with the Company maintaining a separate database of REE drilling results. While the Company continued focusing on the exploration for REEs, Newmont’s efforts continued in gold exploration. Separation of the two exploration drilling programs for REEs and gold, and their respective drilling data continued through the 2009 drill season when the Company assumed control of the program with the termination of Newmont’s interest in the property in May 2010.

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

The purpose of the Demonstration Plant is to process and separate certain REEs from previously stockpiled high-grade sample materials from the Bear Lodge REE Project, utilizing the Company’s proprietary extraction and separation processes. The Demonstration Plant has been designed as a demonstration-scale facility that will produce high-purity NdPr, as well as other rare earth oxides. Successful operation will serve as a precursor to a future full-scale production facility.

As of December 31, 2025, construction of the Demonstration Plant was substantially complete with operations formally commencing in early 2026, which are expected to continue through December 31, 2026. During the operations phase, the Demonstration Plant is expected to produce up to 10 tons of NdPr oxide.

Demonstration Plant Permitting and Licensing

On July 31, 2023, the NRC issued the Company a Source Material License. This license is necessary to allow the processing of previously stockpiled material from the Bear Lodge REE Project at the Demonstration Plant. In November 2023, the DoE’s Office of Energy Efficiency and Renewable Energy finalized its NEPA review of the  Demonstration Plant issuing a finding of no significant impact (also known as a “FONSI”), completing the federal permitting activity required for construction of the Demonstration Plant. On December 21, 2023, the DoE’s Office of Energy Efficiency and Renewable Energy issued a Project Continuation Notice following its approval of the budget for construction of the Demonstration Plant. This approval, along with the completion of the DoE’s NEPA review, allowed for the commencement of the construction of the Demonstration Plant.

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

As part of the project licensing with the NRC, the Company has secured and maintains, on behalf of the Demonstration Plant project, a reclamation bond in the amount of $917 and has posted cash collateral of $202 as security for the bond. The ultimate clean-up and any associated decommissioning costs of the Demonstration Plant are the responsibility of the Company and payment of these costs will be handled through the Cost Share Agreement.

Demonstration Plant Project Schedule

To achieve the Demonstration Plant project objectives, the schedule was divided into three distinct performance periods, which commenced on October 1, 2021. During the performance periods, there were three DoE go/no-go decision points.

●	Performance Period 1: Design, Permitting and Licensing Commencement
●	Performance Period 2: Procurement and Construction
●	Performance Period 3: Operations

The objective of Performance Period 1, which was achieved in December 2022, was the completion of the design of the facility and the establishment of requirements and standards to support the subsequent procurement of process equipment, as well as commencement of permitting and licensing. Licensing and permitting was extended into Performance Period 2 and achieved in early 2024. The objective of Performance Period 2, now complete, was the final procurement of the process equipment and construction of the Demonstration Plant. The objective of Performance Period 3 is the actual operation of the Demonstration Plant itself in accordance with all local, state, and federal permits, licenses, and regulations.

In December 2022, the Demonstration Plant achieved its final engineering design milestone, marking the DoE’s first go/no-go decision point. A second go/no-go gating milestone was achieved in December 2023 with the issuance by the DoE of a Project Continuation Notice, allowing for the construction of the Demonstration Plant. In September 2024, the DoE issued its final Project Continuation Notice confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC operations approval under its previously issued license (received in October 2024), allowed for the commencement of Demonstration Plant operations. In November 2024, the Company commenced equipment shakedown and plant commissioning activities. These activities were subsequently paused to allow for a comprehensive review of the as-built Demonstration Plant to support efficient and safe operation. Following completion of the review and related rework activities, plant operations formally commenced in early 2026.

End-of-Project Goals

The goal of the project is to build and operate a permitted and licensed Demonstration Plant that:

●	demonstrates the separation of NdPr at commercially required purity levels;
●	produces commercial-purity NdPr as well as mixed light/medium REE concentrate, subject to further refining;
●	provides a path for the separation of other rare earths, including Sm, Dy and other essential HREEs;
●	provides a basis for economic scale-up to future commercial capacity;
●	provides a basis for the demonstration of improved separation economics with expected fewer process steps and a smaller closed-cycle plant as compared with traditional processing methods; and
●	demonstrates a process which may be capable of processing feed from other sources, either from the U.S. or other allied countries.

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

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the U.S. are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Mine Safety and Health Administration pursuant to the Federal Mine Safety and Health Act of 1977 (the “Mine Safety and Health Act”). During the year ended December 31, 2025, the Company was not subject to any regulation by the Mine Safety and Health Administration under the Mine Safety and Health Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common shares currently trade on the OTCQB Venture Marketplace under the ticker symbol “REEMF.”  As of March 6, 2026, we had approximately 42 shareholders of record who hold 645,368,390 issued and outstanding common shares.

DIVIDEND POLICY

We do not anticipate that we will declare any dividends in the foreseeable future. Payment of any future dividends, if any, will be at the discretion of the Board of Directors after taking into account many factors, including our operating results, financial conditions, and anticipated cash needs.

REPURCHASES OF EQUITY SECURITIES

During the quarter ended December 31, 2025, neither the Company nor any affiliate of the Company repurchased any common shares of the Company registered under Section 12 of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously included in a Current Report on Form 8-K or Quarterly Report on Form 10-Q of the Company.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2025, we had two equity compensation plans under which our common shares had been authorized for issuance to our officers, directors, employees, and non-employee consultants: our 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”), and our 2022 Equity Incentive Plan (the “2022 Plan”), which was approved by our Board on June 22, 2022 and adopted by our shareholders on August 23, 2022. Stock options are no longer available for grant by the Company under the 2011 Plan.

The following table sets out those securities of the Company which have been authorized for issuance under each equity compensation plan at December 31, 2025:

Equity Compensation Plan Information

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options and	outstanding options and	(excluding securities reflected in
	rights	rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2011 Plan	2,685,000	$1.67	Nil
2022 Plan	1,020,000	$0.38	15,966,689
Total	3,705,000	$1.32	15,966,689

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

We believe that we were a PFIC for the year ended December 31, 2025. We expect that we will be a PFIC for the year ending December 31, 2026, and that we may also be a PFIC for subsequent years. The tests for determining PFIC status are dependent upon a number of factors, some of which are beyond our control and can be subject to uncertainties. Accordingly, we cannot provide certainty that we were or were not a PFIC for the year ended December 31, 2025, or that we will or will not be a PFIC for the year ending December 31, 2026, or for any future year. We will use commercially reasonable efforts to provide information as to our status as a PFIC and the PFIC status of any subsidiary in which the Company owns more than 50% of such subsidiary’s total aggregate voting power to U.S. Holders who make a written request for such information.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Item 8 of this Annual Report. This Management’s Discussion and Analysis (this “MD&A”) has been prepared based on information known to management as of March 12, 2026. This MD&A is intended to help the reader understand the consolidated audited financial statements of the Company.

All currency amounts are expressed in thousands of U.S. dollars, except per share and common share amounts, unless otherwise noted.

OVERVIEW AND OUTLOOK

Our primary focus has been and continues to be the engineering, permitting, licensing, construction, and operation of the Demonstration Plant, and as of late 2025, the resumption of licensing and permitting activities for our Bear Lodge REE project. The licensing and permitting efforts are expected to continue through 2027.

If successful, the Demonstration Plant will show that our proprietary extraction technology is able to process and separate certain REEs from high grade sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional REE processing methods and will serve as a precursor to inform the design and estimated cost for a full-scale production facility.

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate REEs from the previously stockpiled high-grade sample materials from the Bear Lodge REE Project to follow the completion of construction and pre-operation activities. During the year ended December 31, 2025, the Company continued work on the Demonstration Plant project as described below, and this work is expected to continue until the completion of the Demonstration Plant’s operations.

In early 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase. As a result of these issues, we conducted an as-built design review in April 2025. Following the review and related project rework, Demonstration Plant operations formally commenced in early 2026 and are expected to continue through December 31, 2026. During the operations phase, the Demonstration Plant is expected to produce up to 10 tons of NdPr oxide.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. This award, along with funds contributed by the Company and the DoE, is being used to fund the Demonstration Plant’s construction and operating costs. As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on Demonstration Plant operations and a report to the WEA, will be invoiced to the WEA once that final milestone has been achieved, which is currently expected in mid-2026.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant’s project costs, including final equipment costs, due to, among other factors, inflation. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget of approximately $53,600, which was approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised DoE approved budget total. The Company currently estimates the total cost of the Demonstration Plant from inception, inclusive of operating costs estimates through December 31, 2026, to be approximately $77,500.

Through December 31, 2025, the DoE had made payments totaling approximately $20,500 towards its commitment of approximately $24,200, leaving a balance of approximately $3,700 to be collected from the DoE under the current cost share award.

To fund the Company’s share of these cost increases, in February 2026, the Company commenced a rights offering (the “2026 Rights Offering”) for gross proceeds of approximately $30,900, in which each holder of the Company’s common shares as of the record date of January 30, 2026, was eligible to participate. The 2026 Rights Offering closed on March 4, 2026, generating net proceeds of approximately $30,500. These funds, in conjunction with the funds already on hand will be used to progress the Company’s business strategy, which includes (i) the continuation of the operation of the Demonstration Plant for a sufficient time to provide the information to support a commercialization decision, (ii) the advancement of projects for the as-constructed Demonstration Plant beyond the current NdPr separation objectives, including applying the technology to the separation of HREEs and possibly to third party feed sources, (iii) the completion of federal and state permitting and licensing for the Bear Lodge REE Project, and (iv) other general corporate purposes.

Even with the funds already on hand, the funds raised in 2026 Rights Offering, and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require additional funding to design, construct, and operate the Bear Lodge REE Project.

Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction, the Company may need to curtail its plans for the Demonstration Plant, suspend permitting and development of the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

Summary

Our consolidated net loss for the year ended December 31, 2025 was $4,899, or $0.01 per share, compared with our consolidated net loss of $18,451, or $0.04 per share, for the year ended December 31, 2024. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either year.

Exploration and Evaluation

Our exploration and evaluation costs totaled $2,887 for the year ended December 31, 2025, compared with $18,479 for the year ended December 31, 2024. This decrease of $15,592 was largely attributable to (i) the activities associated with our Demonstration Plant as we shifted from the more expensive equipment acquisition and installation activities during 2024 to the less expensive plant rework and equipment upgrades in 2025, and (ii) the decision to include certain past Demonstration Plant expenses (formerly excluded from our billings under the Cost Share Agreement) in our billings to the DoE under the Cost Share Agreement. This change to include certain previously excluded costs from the Cost Share Agreement reduced the Company’s share of these costs as partial reimbursement is now expected to be received from the DoE. See Note 4 to the Consolidated Financial Statements for a discussion of the Cost Share Agreement.

Corporate Administration

Our corporate administration costs increased by $147 on a comparative year-over-year basis, increasing from $2,666 in the year ended December 31, 2024 to $2,813 for the year ended December 31, 2025. The majority of these expenses relate to costs associated with our public company compliance and reporting obligations.

Interest Income

For the years ended December 31, 2025 and 2024, the Company generated interest income of $1,009 and $1,182, respectively, on investments of its excess cash balances. This change was largely attributable to our larger excess cash balances available for investment during 2024 as compared to 2025 due to the rights offering that closed in March 2024 (the “2024 Rights Offering”).

Grant Income

During 2024, the Company recognized grant income of $2,000 with the achievement of the second milestone under the WEA Funding Agreement. There was no similar transaction during the year ended December 31, 2025. See Note 5 to the Consolidated Financial Statements for a discussion of the WEA Funding Agreement.

Accretion Expense

For the year ended December 31, 2025, we recorded accretion expense of nil compared to $236 for the year ended December 31, 2024, with the accretion expense recorded during 2024 being related to the Company’s option to repurchase approximately 640 acres (257 hectares) of real property in Wyoming. With the Company’s repurchase of this land in October 2024, the Company discontinued its recording of accretion expense and will not incur further accretion expense in future periods related to this repurchase option.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $7,121 for the year ended December 31, 2025, compared with $10,619 for the year ended December 31, 2024. The decrease of $3,498 was primarily attributable to lower exploration and evaluation expenditures, as activities shifted from Demonstration Plant equipment acquisitions and installation in 2024 to plant rework activities and equipment upgrades in 2025. This decrease was partially offset by the receipt of $2,000 in WEA grant offset funds in 2024. Excluding the $2,000 in WEA grant funds, net cash used in operating activities for the year ended December 31, 2024 would have been $12,619.

Investing Activities

Net cash used in investing activities of $289 for year ended December 31, 2025 was for the purchase of buildings and equipment.  For the year ended December 31, 2024, our investing activities consumed cash of $1,559, with the majority of the spending related to the repurchase of property from Whitelaw Creek LLC in the amount of $1,507.

Financing Activities

Net cash provided by financing activities of $35,286 for the year ended December 31, 2024, stemmed from the receipt of the net proceeds from the 2024 Rights Offering.  There were no similar transactions during the year ended December 31, 2025.

Liquidity and Capital Resources

At December 31, 2025, we had a working capital balance of $19,666, which represented a decrease of $5,155 from our December 31, 2024 working capital balance of $24,821. This decrease was largely the result of the reduction in our cash and cash equivalents balance, which decreased by $7,417 from $26,732 at December 31, 2024, to $19,315 at December 31, 2025, partially offset by an increase of $2,509 in our related party balance, which changed from a $895 liability at December 31, 2024, to an asset of $1,614 at December 31, 2025.

In June 2023, the Company entered into the WEA Funding Agreement for its previously announced award of a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. Following the achievement of the first milestone under the WEA Funding Agreement, the Company received in January 2024 the first $2,000 of the $4,400 grant. In September 2024, a second funding request of $2,000 was submitted to the WEA with the achievement of the second milestone under the WEA Funding Agreement. The collection of this second $2,000 tranche was received in November 2024, with the remainder, or the $400 retainer, forecasted for collection in mid-2026.

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which was approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total, now estimated to be approximately $77,500 inclusive of operating cost estimates through December 31, 2026.

Through December 31, 2025, the DoE has paid a total of approximately $20,500 towards its commitment of approximately $24,200, leaving a balance of approximately $3,700 to be invoiced and collected from the DoE under the current cost share award.

Early in 2025, we identified several design and equipment issues during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. After identifying these issues, we initiated an as-built design review in April 2025, which continued through December 31, 2025. As a result of this as-built design review, Demonstration Plant operations did not formally commence until early 2026.

The funds raised by the Company in the 2026 Rights Offering, in conjunction with the funds already on hand will be used to progress the Company’s business strategy, which includes (i) the continuation of the operation of the Demonstration Plant for a sufficient time to provide the information to support a commercialization decision, (ii) the advancement of projects for the as-constructed Demonstration Plant beyond the current NdPr separation objectives, including applying the technology to the separation of HREEs and possibly to third party feed sources, (iii) the completion of federal and state permitting and licensing for the Bear Lodge REE Project, and (iv) other general corporate purposes. However, even with these funds and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require substantial additional funds to complete the design, construction, and operation of a commercial mine and plant for the Bear Lodge REE Project.

Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction, the Company may need to curtail its plans for the Demonstration Plant, suspend permitting and/or development of the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Financial Assistance Agreement – Related Party

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

Reclamation Obligations

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The reclamation obligation is based on when spending for an existing disturbance will occur. We reclaim the disturbance from our exploration programs on an ongoing basis and, therefore, the portion of our reclamation obligation corresponding to our exploration programs that are expected to be settled in the near term are classified as a current liability. The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven and probable reserves as defined by Item 1300 of Regulation S-K or NI 43-101, the timing of these reclamation activities is uncertain as the reclamation areas will be utilized once the project is operating. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method. We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation associated with our properties.

Our Bear Lodge REE Project reclamation obligation is secured by a surety bond held for the benefit of the state of Wyoming in an amount determined by the applicable federal or state regulatory agency. We also maintain a surety bond for the decommissioning and reclamation of the Demonstration Plant property.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of December 31, 2025 and 2024, no income tax expense had been incurred or accrued.

New Accounting Pronouncements

As of December 31, 2025, the Company had adopted all accounting pronouncements affecting the Company.

Improvements to Income Tax Disclosures

Issued in December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. Amendments in this ASU may be applied prospectively for the revised disclosures for the period ended December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may be applied retrospectively by providing the revised disclosures for all periods presented. The adoption of this ASU only impacted our disclosures, with no impacts to our results of operations, cash flows, and financial condition.

Disaggregation of Income Statement Expenses

Issued by FASB in November 2024, ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, we do not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and Reports of Independent Registered Public Accountants are filed as part of this Item 8 and are included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Rare Element Resources Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rare Element Resources Ltd. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Cost Share Agreement – Refer to Note 4 to the Financial Statements

As discussed in Note 4 to the financial statements, the Company is a member of a consortium of companies, led by General Atomics, a related party, who are developing a Demonstration Plant (the “project”) that will process high-grade rare-earth material. In connection with the arrangement, the Company entered into a Cost Share Agreement with General Atomics, in which the Company agreed to assume and pay for 50% of those costs incurred by, and on behalf of, General Atomics, as leader of the consortium, for the project.

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

Haynie & Company Salt Lake City, Utah March 12, 2026 We have served as the Company’s auditor since 2022.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars, except shares outstanding)

	December 31,
	2025	2024
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$19,315	$26,732
Due from related party (Note 4)	1,614	—
Prepaid expenses and other	230	215
Total Current Assets	21,159	26,947

Building, net	209	—
Equipment, net	112	65
Restricted cash	202	195
Right of use asset (Note 6)	198	238
Land	2,240	2,240
Total Assets	$24,120	$29,685

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,340	$1,059
Due to related party (Note 4)	—	895
Lease liability, current (Note 6)	153	172
Total Current Liabilities	1,493	2,126

Reclamation obligation	185	185
Lease liability, long-term (Note 6)	61	98
Other long-term liabilities	92	92
Total Liabilities	1,831	2,501

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at December 31, 2025 and December 31, 2024 of 516,134,712 and 516,111,557, respectively	174,173	174,173
Additional paid-in capital	29,106	29,102
Accumulated deficit	(180,990)	(176,091)
Total Shareholders’ Equity	22,289	27,184

Total Liabilities and Shareholders’ Equity	$24,120	$29,685

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. Dollars, except per share and common share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(2,887)	$(18,479)
Corporate administration	(2,813)	(2,666)
Depreciation and amortization	(195)	(155)
Total operating expenses	(5,895)	(21,300)

Non-operating income (expense):
Interest income	1,009	1,182
Grant income	—	2,000
Accretion expense	—	(236)
Interest expense	(23)	(32)
Loss on land repurchase	—	(67)
Gain on sale of equipment	—	2
Gain on lease termination	10	—
Total non-operating income	996	2,849

Net loss	$(4,899)	$(18,451)

Loss per share - basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding	516,131,921	498,142,882

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	For the year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,899)	$(18,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion expense	33	249
Right of use asset amortization	162	142
Stock-based compensation	4	(38)
Reclamation obligation	—	3
Gain on lease termination	(10)	—
Other	(7)	300
	(4,717)	(17,795)

Changes in working capital:
Due to (from) related party	(2,509)	4,329
Grant collection	—	2,000
Prepaid expenses and other	(8)	210
Accounts payable and accrued liabilities	281	771
Lease liability	(168)	(134)
Net cash used in operating activities	(7,121)	(10,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of equipment	—	12
Purchase of equipment	(289)	(64)
Land purchase (Note 8)	—	(1,507)
Net cash used in investing activities	(289)	(1,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net	—	35,286
Net cash provided by financing activities	—	35,286

Net change in cash, cash equivalents and restricted cash	(7,410)	23,108
Cash, cash equivalents and restricted cash- beginning of the period	26,927	3,819
Cash, cash equivalents and restricted cash- end of the period	$19,517	$26,927

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Non-cash common shares issued in land repurchase (Note 8)	$—	$1,950

	As of December 31,
	2025	2024
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$19,315	$26,732
Restricted cash, long-term	202	195
Total of cash, cash equivalents and restricted cash - end of period	$19,517	$26,927

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. Dollars, except number of shares)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	212,968,451	$136,937	$29,140	$(157,640)	$8,437
2024 Rights Offering	298,106,831	35,286	—	—	35,286
Stock option exercise	36,275	—	—	—	—
Stock-based compensation	—	—	(38)	—	(38)
Land repurchase	5,000,000	1,950	—	—	1,950
Net loss	—	—	—	(18,451)	(18,451)
Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184
Stock option exercises	23,155	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(4,899)	(4,899)
Balance, December 31, 2025	516,134,712	$174,173	$29,106	$(180,990)	$22,289

The accompanying notes are an integral part of these audited consolidated financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “Rare Element” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

Rare Element holds a 100%  interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits having a favorable distribution of neodymium-praseodymium (NdPr), as well as a number of other critical REEs. Additionally, the Company has developed and enhanced, along with General Atomics and its affiliates, innovative and proprietary REE processing and separation capabilities, currently being tested at the Demonstration Plant, for the processing of the Bear Lodge REE Project feed material and possibly feed materials from other sources.

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

The Company is currently focused on the advancement of a rare earth processing and separation demonstration-scale plant (the “Demonstration Plant”) project and the permitting and licensing of the Bear Lodge REE Project. The Demonstration Plant will process already stockpiled high-grade sample materials from the Bear Lodge REE Project.

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

To address the Company’s funding needs, including the funding required for the Demonstration Plant, the Company completed rights offerings in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering”) for gross proceeds of approximately $25,400 and $35,800, respectively. Additionally, the Company completed a rights offering in March 2026 for gross proceeds of approximately $30,900 (the “2026 Rights Offering”). The Company plans to use the net proceeds from the 2026 Rights Offering in conjunction with those funds already on hand (i) to support (A) the continuation of the operation of the Demonstration Plant; (B) the advancement of projects for the as-constructed Demonstration Plant beyond the current neodymium/praseodymium (NdPr) separation objectives, including applying the technology to the separation of heavy rare earth elements and possibly to third-party feed sources; (C) the completion of federal and state permitting and licensing for the Bear Lodge REE Project; and (ii) for other general corporate purposes.

Since inception, the General Atomics-led consortium has seen increases in the Demonstration Plant’s project costs, including its final equipment costs, due to inflation, among other factors. As a result of these cost pressures, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant construction and operations budget in 2024 of approximately $53,600, which was approximately 22% higher than the original budget of approximately

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

$43,800. In response, the DoE pledged an additional $2,400 in September 2024 (increasing its total commitment to approximately $24,200) to help fund a portion of the budget increase. The remaining amount will be funded by the Company, including any costs in excess of the revised $53,600 budget, now estimated to total approximately $77,500, inclusive of projected operating cost through December 31, 2026.

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

Early in 2025, the Company identified several design and equipment issues during the Demonstration Plant’s equipment testing phase, which followed the completion of construction activities. After identifying these issues, we initiated an as-built design review in April 2025, which continued through December 31, 2025. As a result of this as-built design review, Demonstration Plant operations did not formally commence until early 2026.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of December 31, 2025, the Company had cash and cash equivalents of $19,315. During the year ended December 31, 2025, the Company consumed cash of $7,121 in its operating activities, primarily associated with the Demonstration Plant project activities and for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties.

The Company currently estimates that with (i) the net proceeds of approximately $30,500 from the 2026 Rights Offering and (ii) the funds on hand prior to the closing of the 2026 Rights Offering, it will have sufficient funds to complete the operations stage of the Demonstration Plant, as currently planned, and the licensing and permitting for the Bear Lodge REE Project. Longer-term, in the event the Company cannot secure additional financial resources, or complete a strategic transaction, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

could differ from those estimates. The amounts that involve estimates include our lease obligations, reclamation obligations and stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and liquid investments with an original maturity of three months or less. At December 31, 2025 and 2024, cash and cash equivalents consisted of $19,315 and $26,732, respectively, of funds held in bank and investment accounts with financial institutions in the United States.

The Company continually monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains balances in various U.S. financial institutions in excess of U.S. federally insured limits.

Restricted Cash

The Company periodically maintains cash deposits that are held and earmarked for a specific purpose.  At December 31, 2025 and 2024, the Company had $202 and $195, respectively, in restricted cash for amounts held by a third party as security for a surety bond for our Demonstration Plant.

Mineral Properties and Exploration and Evaluation Costs

Mineral property acquisition costs, including indirectly related acquisition costs, are capitalized when incurred. Acquisition costs include cash considerations, and the fair market value of the Company’s common shares issued as consideration. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are capitalized as mineral property acquisition costs at such time as the payments are made. Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable mineral reserves, as defined by the Securities and Exchange Commission (“SEC”) Item 1300 of Regulation S-K or National Instrument 43-101 – Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators (“NI 43-101”), development costs related to such reserves and incurred after such determination will be considered for capitalization. The establishment of proven and probable reserves is based on results of feasibility studies. Upon commencement of commercial production, capitalized costs will be amortized over their estimated useful lives or units of production, whichever is a more reliable measure. Capitalized amounts relating to a property that is abandoned or otherwise considered uneconomic for the foreseeable future will be written off.

The Company currently has no proven and probable reserves, and it should not be assumed that any part or all of our mineral resources will ever be converted into mineral reserves, as defined by the SEC or  NI 43-101. See “Item 1A. Risk Factors” of this Annual Report.

Research & Development (“R&D”) Expenditures

Materials, equipment, and facilities acquired or constructed for R&D activities associated with the Demonstration Plant project are expensed as incurred. These materials, equipment and facilities are not expected to have an alternative future use beyond the end of the current Demonstration Plant project.

Impairment Assessment of Long-Lived Assets

Carrying values of long-lived assets, other than mineral properties, are evaluated for impairment when information becomes available that indicates the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Operations.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Reclamation Obligations

The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The reclamation obligation is based on when spending for an existing disturbance is expected to occur. The Company reclaims the disturbance from its exploration programs on an ongoing basis; therefore, the portion of its reclamation obligation corresponding to its exploration programs expected to be settled in the near term is classified as a current liability. The remaining reclamation associated with environmental monitoring programs is classified as a long-term liability; however, because we have not declared proven or probable mineral reserves as defined under Item 1300 of Regulation S-K, the timing of these reclamation activities is uncertain as the reclamation areas will only be utilized once the Bear Lodge REE Project is operating. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the reclamation obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method. We review, on a quarterly basis, unless otherwise deemed necessary, the reclamation obligation associated with our Bear Lodge Property.

The Company’s reclamation obligation is secured by surety bonds held for the benefit of the state of Wyoming in amounts determined by the applicable federal or state regulatory agencies. The Company’s reclamation obligation was $185 as of December 31, 2025 and December 31, 2024.

Depreciation

Depreciation is computed using the straight-line method. The Company depreciates computer equipment, furniture and fixtures and geological equipment over a period of three to ten years, vehicles and other mobile equipment over a period of five years, and buildings over a period of ten years.

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

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments, and options to extend, terminate or purchase. Renewal, termination, or purchase options affecting the lease term are used for determining lease asset value only if the option is reasonably certain to be exercised.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. To calculate diluted loss per share, the Company uses the treasury stock method and the if-converted method. Diluted loss per share in our case is not presented, as the effect on the basic loss per share would be anti-dilutive. At December 31, 2025 and 2024, we had 3,705,000 and 4,405,000 of potentially dilutive securities, respectively, related to outstanding stock options.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2025 and 2024 are presented in the following table:

Fair value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$19,315	$19,315	$—	$—

Fair value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$26,449	$26,449	$—	$—

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Money market funds are valued at cost, which approximates fair value.  These amounts are included on the balance sheet in cash and cash equivalents at December 31, 2025 and 2024.

Recently Issued Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning January 1, 2025. The guidance can be applied either prospectively or retrospectively.

The adoption of this ASU only impacted our disclosures, with no impacts to our results of operations, cash flows, or financial condition.

Disaggregation of Income Statement Expenses

Issued by FASB in November 2024, ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), requires a public business entity to disclose disaggregated information about certain income statement expense line items and information about selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

While early adoption is permitted, we do not plan to adopt this standard early. When adopted, this ASU may result in additional disclosures being included in our consolidated financial statements, but we are still in the process of evaluating the provisions of this ASU.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which was approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional cost-share funding commitment of $2,400 to fund a portion of the budget increase, with the balance coming from the Company, including any amounts in excess of the $53,600 revised budget total. The Company currently estimates the total cost of the Demonstration Plant from inception to be approximately $77,500, inclusive of operating cost estimates through December 31, 2026.

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

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company. The novation process, which is underway and is expected to be completed during the first half of 2026, will not change the intellectual property rights held by Synchron and its affiliates in the Company’s intellectual property. Once the novation process is complete, the Company will be named the recipient of the award under the agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding for further advancements of the Demonstration Plant.

The DoE has allowed the novation process to progress even though the financial assistance agreement’s term expired on September 30, 2025. If a novation is not completed, the DoE award to General Atomics could be terminated, and final disposition of the assets and decommissioning activities would be negotiated with the DoE. Although the Company expects the novation process to be completed in the first half of 2026, there is no assurance of the process progressing in a timely manner or being completed at all.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Since inception, the Company has (i) advanced $20,389 in funds to General Atomics under the Cost Share Agreement, (ii) paid an additional $4,746 on General Atomics’ behalf to certain contractors for work performed under the Cost Share Agreement and (iii) paid directly another $11,963 in Demonstration Plant project costs. Inclusive of all amounts incurred since project inception, a total of $57,554 has been expended on the Demonstration Plant through December 31, 2025.

The following table summarizes transactions under the Cost Share Agreement for the years ended December 31, 2025 and 2024:

	2025	2024
Balance of funds owing to (remaining on deposit with) General Atomics as a related party balance at beginning of year	$895	$(3,435)
Funds transferred to General Atomics during the year	—	(8,500)
Funds returned by General Atomics during the year	—	3,811
The Company's share of Demonstration Plant project costs incurred during the year (1)	(2,509)	9,019
Balance of funds owing to (due from) General Atomics as a related party balance at end of year	$(1,614)	$895

(1) As of December 31, 2025, the Company has a receivable from General Atomics due to the Company invoicing amounts during the third quarter of 2025 for certain Demonstration Plant expenses incurred in prior periods under the Cost Share Agreement. These expenses were initially excluded from the Company’s billings under the Cost Share Agreement because the Company believed at the time that including them would cause the original $43,800 award to be exceeded and therefore not recoverable. The subsequent increase in the Cost Share Agreement award to $53,600 prompted the Company to re-evaluate its prior position and invoice the project for certain of these previously excluded expenses. As a result, the Company’s share of Demonstration Plant project costs for the year ended December 31, 2025 was negative.

The following table summarizes the related party receivable activity with General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement for the years ended December 31, 2025 and 2024:

	2025	2024
Balance of receivables due from General Atomics at beginning of year	$—	$179
Reimbursable costs incurred by the Company during the year	1,614	684
Reimbursements received from General Atomics during the year	—	(863)
Balance of receivables due from General Atomics at end of year	$1,614	$—

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

DECEMBER 31, 2025

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

By December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total, which was received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the commencement of operations and submission of a report to WEA, will be invoiced to the WEA once that final milestone has been achieved, which is currently expected to occur in mid-2026.

The following table summarizes transactions under the WEA Funding Agreement for the years ended December 31, 2025 and 2024:

	2025	2024
Grant receivable due from the WEA at beginning of year	$—	$2,000
Grant amounts invoiced to the WEA during the year	—	2,000
Grant reimbursements received from the WEA during the year	—	(4,000)
Grant receivable due from the WEA at end of year	$—	$—

Because there is no specific guidance under U.S. GAAP that addresses the recognition and measurement of government assistance received by non-government entities, the Company has elected to account for the WEA grant by analogy to the guidance provided under U.S. GAAP for government assistance to non-business entities. Under this guidance, any recognition of the grant is deferred and only gets recorded in the grantee’s financial statements if and when the applicable gating condition(s) have been substantially met. Accordingly, the Company has not yet recognized as grant income the final $400 remaining under the WEA Funding Agreement as this amount is conditioned upon the commencement of the Demonstration Plant’s operations and receipt of the Company’s final executive summary report, neither of which had been met at December 31, 2025.

6. LEASES

Effective September 21, 2021, the Company entered into a lease agreement (the “Property Lease”) for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The Property Lease, which had an initial 12-month term, allows for annual renewals, which at the Company’s option can be renewed for as long as the facility is needed. In June 2025, the Property Lease was renewed, extending the termination date to September 30, 2026. The Property Lease, which is classified as an operating lease, generally provides for base rent, and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The Property Lease provides for an annual cost of living adjustment but contains no residual value guarantees or restrictive covenants. Pursuant to the Property Lease, the Company is obligated to remove certain Company completed property improvements, though those items requiring removal, if any, will be confirmed with the lessor prior to the termination of the Property Lease.

On May 14, 2024, the Company entered into a second lease agreement for modular office units for use at its Demonstration Plant site in Upton, Wyoming (the “Office Lease”). The Office Lease, which was for an initial 12-month term and provided for monthly extension options thereafter, was classified as an operating lease, and generally provided for base rent, and required the Company to pay all insurance, property taxes and other applicable costs, including the transportation charges to return the units to their original point of origin in an amount not to exceed $7. As of December 31, 2025, the Office Lease was terminated with the Company’s purchase of these modular office units for $131.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

For purposes of the following table, payments under the Property Lease are assumed to run through September 30, 2027.  If the completion of the Demonstration Plant operations dictates further extensions beyond this date, the Company may seek to extend the term of the Property Lease.

Total future minimum lease payments under the Property Lease as of December 31, 2025 were as follows:

2026	$135
2027	101
Total lease payments	236
Less interest	(22)
Present value of lease payments(1)	$214

(1)	As of December 31, 2025, $153 was included in current liabilities and $61 was included in non-current liabilities.

For the years ended December 31, 2025 and 2024, $168 and $134, respectively, were included in operating cash flows for amounts paid for operating leases.

For the years ended December 31, 2025 and 2024, the Company incurred interest expense on lease liabilities of $23 and $32, respectively, and right of use asset amortization expense of $162 and $142, respectively.

As of December 31, 2025 and 2024, the weighted average lease terms for the Company’s operating leases were 1.75 years and 1.58 years (including renewal options), respectively, and the weighted average discount rate was estimated at 12% for both years.

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

8. EQUIPMENT, BUILDINGS AND LAND

Equipment and Buildings

At December 31, 2025 and 2024, equipment and buildings consisted of the following:

	December 31, 2025			December 31, 2024
		Accumulated	Net book		Accumulated	Net book
	Cost	depreciation	value	Cost	depreciation	value
Equipment	$234	$122	$112	$160	$95	$65
Buildings	214	5	209	—	—	—

Depreciation expense for the years ended December 31, 2025 and 2024 was $33 and $13, respectively. The Company evaluates the recoverability of the carrying value of equipment and buildings when events and circumstances indicate that

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

such assets might be impaired. No impairment charges were recorded during the years ended December 31, 2025 and 2024.

Land

On October 25, 2021, the Company and Whitelaw Creek LLC, a Wyoming limited liability company (“Whitelaw Creek”), entered into an amendment (the “Amendment”) to the asset purchase agreement dated October 20, 2016 between the Company and Whitelaw Creek (the “APA”). The Amendment modified certain provisions of the APA related to the terms and conditions of the Company’s option to repurchase (the “Repurchase Option”) approximately 640 acres (257 hectares) of non-core real property located in Crook County, Wyoming (the “Section 16 Property”), that was under consideration for a stockpile facility for the Bear Lodge REE Project. Pursuant to and subject to the terms of the Amendment, among other things, the term of the Repurchase Option (which was to expire on October 26, 2021) was extended for up to three additional years, subject to annual option extension payments from the Company to Whitelaw Creek of $25 in cash per year (each, a “Repurchase Option Extension Payment”); and the exercise price of the Repurchase Option was increased from $1,000 to a price to be determined by a mutually agreed upon real estate appraiser (the “Repurchase Price”), provided that (i) the Repurchase Price not be less than $1,200 or greater than $1,850 and (ii) any Repurchase Option Extension Payments paid by the Company to Whitelaw Creek be credited toward the Company’s payment of the Repurchase Price if the Repurchase Option were later exercised.

Pursuant to the terms of the APA, the Company exercised its option to repurchase the Section 16 Property, and on October 21, 2024, entered into a purchase agreement with Whitelaw Creek to repurchase the property (the “Land Repurchase”). The Land Repurchase closed on October 25, 2024 (the “Closing Date”). As consideration for the Land Repurchase, on the Closing Date, the Company (i) issued 5,000,000 of its common shares to Whitelaw Creek having a Closing Date fair value of $1,950 and (ii) paid Whitelaw Creek $1,507 in cash. After settlement of the repurchase option liability and other costs incurred to close the transaction, the Company recorded a loss on the land repurchase of $67 for the year ended December 31, 2024.

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

For the year ended December 31, 2024, the Company recorded accretion expense of $236 related to the Repurchase Option. With the Company’s repurchase of this property on October 25, 2024, the balances in both the Investment in Land account and the Repurchase Option account were written off and the land was recorded at its fair market value of $2,240.

9. RETIREMENT PLAN

Beginning on January 1, 2024, the Company began sponsoring a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which was available to permanent, full-time employees.  Employees may contribute up to 90% of their compensation, but not to exceed the maximum allowable contribution amount under IRS rules.  When an employee meets eligibility requirements, the Company matches 100% of employee contributions of up to 6% of eligible earnings.  Matching contributions are made in cash.  The Company’s expense related to employee matching contributions was $112 and $55 during the years ended December 31, 2025 and 2024, respectively.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

10. SHAREHOLDERS’ EQUITY

Stock-based Compensation

As of December 31, 2025 and 2024, the Company had issued and outstanding stock options of 2,685,000 and 3,385,000, respectively, that were issued under its 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”), and 1,020,000 and 1,020,000, respectively, that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

The Company estimates the fair value of its stock option grants using the Black-Scholes option valuation model and the closing price of our common shares on the business day prior to the grant date. The Company did not grant any stock options during the years ended December 31, 2025 and 2024.

The following table summarizes our stock option activity for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	4,405,000	$1.24	4,725,000	$1.18
Exercised	(400,000)	$0.83	(50,000)	$0.07
Cancelled/Expired	(300,000)	$0.83	(270,000)	$0.42
Outstanding, end of period	3,705,000	$1.32	4,405,000	$1.24

Exercisable, end of period	3,705,000	$1.32	4,363,333	$1.24
Non-vested, end of period	—	$—	41,667	$1.20

(1)	The 400,000 and 50,000 of stock options exercised during the years ended December 31, 2025 and 2024, respectively, resulted in 23,155 and 36,275 common shares being issued on a net settlement basis pursuant to the terms of the 2011 Plan.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of December 31, 2025:

		Weighted
		Average
		Remaining
As of December 31, 2025:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$337	6.1
Stock options exercisable	$337	6.1

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at December 31, 2025, where (i) in-the-money value is determined by comparing the option’s exercise price to the Company’s closing stock price on December 31, 2025 and (ii) only options having an exercise price less than the Company’s closing stock price on December 31, 2025 are deemed to have an intrinsic or inherent value.

Stock-based compensation is included in corporate administration expenses within the Company’s consolidated statements of operations. For the years ended December 31, 2025 and 2024, the Company recognized compensation expense of $4 and a compensation benefit (or negative expense) of $38, respectively. The benefit or negative expense for the year ended December 31, 2024 was due to the forfeiture of certain stock options that resulted in the reversal of previously recognized stock-based compensation expense.

As of December 31, 2025, all outstanding stock options were fully vested and exercisable.

The intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $20 and $10, respectively.

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

The net proceeds from the 2024 Rights Offering have been and are being used to support the operations of the Demonstration Plant related to gathering the information necessary for a commercialization decision as well as to support the Company’s other general corporate purposes.

See Note 15 for a discussion of the 2026 Rights Offering.

11. INCOME TAX

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

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

The Company’s future tax assets and liabilities at December 31, 2025 and 2024 include the following components:

	As of December 31,
	2025	2024
Deferred tax assets:
Noncapital loss carryforwards, Canada	$2,965	$2,674
Capital loss carryforwards, Canada	6	6
Net operating loss carryforwards, U.S.	26,539	25,957
Mineral properties	6,953	6,513
Reclamation provision	49	53
Equipment	—	1
Share based compensation	654	726
Research and development	—	36
Deferred tax assets	37,166	35,966
Valuation allowance	(37,102)	(35,966)
Net	64	—

Non-current:
Equipment	(64)	—
Deferred tax liabilities	(64)	—
Net deferred tax asset/(liability)	$—	$—

The composition of the Company’s valuation allowance by tax jurisdiction is summarized as follows:

	As of December 31,
	2025	2024
Canada	$3,371	$3,115
United States	33,731	32,851
Total valuation allowance	$37,102	$35,966

The valuation allowance increased by $1,136 from the year ended December 31, 2024 to the year ended December 31, 2025. Since it is more likely than not that the deferred tax assets will not be realized, the Company has recorded a full valuation allowance against the deferred tax assets.

At December 31, 2025, the Company had total U.S. federal net operating loss (“NOL”) carryforwards of approximately $110,614, comprised of approximately $59,886 having expiration dates ranging from 2026 to 2037 and $50,728 not having expiration dates, and U.S. state NOL carryforwards of approximately $95,167 with expiration dates ranging from 2031 to 2045.

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

At December 31, 2025, the Company also had Canadian non-capital loss carryforwards of approximately C$15,351, which expire from 2026 to 2045, and Canadian capital loss carryforwards of C$59 having no expiration dates.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

For financial reporting purposes, loss from continuing operations before income taxes consists of the following components:

	For the year ended December 31,
	2025	2024
Canada	$(635)	$(437)
United States	(4,264)	(18,014)
	$(4,899)	$(18,451)

A reconciliation of expected income tax on net income at statutory rates is as follows:

	As of December 31,
	2025		2024
Canadian federal statutory tax rate	15.0%	$(735)	15.0%	$(2,768)
Domestic state and local income taxes, net of federal income tax effect	0.0%	—	0.0%	—
Domestic federal:
Changes in valuation allowance	(2.9)%	142	0.2%	(29)
Other	0.9%	(47)	(0.5)%	95
Foreign tax Effects:
United States:
Statutory tax rate difference between United States and Canada	5.2%	(256)	5.9%	(1,080)
Nontaxable/nondeductible items	(1.5)%	75	0.0%	(3)
Change in valuation allowance	(15.4)%	755	(20.0)%	3,683
Other	(1.3)%	66	(0.6)%	102
Effective tax rate	0.0%	$—	0.0%	$—

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”), which includes a broad range of elective tax law items available in 2025 and prescribed tax law changes in 2026, was signed into law in the United States. The Company has reflected the impact of the OBBB’s elective tax law items in its financial statements for the period ending December 31, 2025.

The Company does not have any unrecognized income tax benefits. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

Rare Element files income tax returns in the Canadian federal and provincial jurisdictions, while its wholly owned subsidiary, Rare Element Resources, Inc., files U.S. federal and state tax returns. The years still open for audit are generally the current year plus the previous three. However, because the Company has NOL carryforwards, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax losses carried forward to open years.

12. COMMITMENTS AND CONTINGENCIES

Potential Environmental Contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site restoration costs associated with the Company’s existing mining interests is uncertain and may exceed current estimates. As of December 31, 2025 and 2024, these costs were estimated at $185 for each respective period.

RARE ELEMENT RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

Contract Commitment – Related Party

Pursuant to the Cost Share Agreement between the Company and General Atomics, as extended and as expected to be amended in the first half of 2026, if required, and as discussed in Note 4, the Company has agreed to assume and pay for certain allowable costs under the DoE-approved Demonstration Plant budget incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

13. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The Company did not have any significant non-cash transactions during the year ended December 31, 2025. During October 2024, the Company issued 5,000,000 common shares, having a fair value of $1,950, as partial payment for the repurchase of the Section 16 property. See Note 8 to the Consolidated Financial Statements for a more complete discussion of the Land Repurchase.

14. SEGMENT INFORMATION

The Company operates in a single reportable operating segment; that segment being minerals exploration and development. The Company’s sole minerals exploration property is its Bear Lodge Property, located near the town of Sundance in the state of Wyoming. The segment, which includes the Demonstration Plant project, does not presently generate any revenues and is not in commercial operation. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for evaluating financial performance.  All of the Company’s long-lived assets are associated with its Bear Lodge Property and are located in the United States.

15. SUBSEQUENT EVENTS

2026 Rights Offering

The Company completed a rights offering in early March 2026, generating gross proceeds of approximately $30,900. Holders of the Company’s common shares as of the January 30, 2026 record date were eligible to participate in the offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision of the Board of Directors and Audit Committee and participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2025. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we have concluded that, as of December 31, 2025, our internal control over financial reporting was effective. Because we are a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

Name, age, province or state and country of residence and current positions, if any, held in the Company	Unless otherwise indicated below, served as director since
GERALD W. GRANDEY, 79 (1)(2) Colorado, USA Director Former Chief Executive Officer, Cameco Corporation	August 2, 2013
CRAIG S. BARTELS, 77 (3) Arizona, USA Director President and Chief Executive Officer, General Atomics Uranium Resources LLC	April 4, 2024
BARTON S. BRUNDAGE, 63 (1) Colorado, USA Director President, Cordillera Corporation	December 18, 2019
NICOLE J. CHAMPINE, 55 (3) Colorado, USA Director Vice President and General Counsel, Cordillera Corporation	March 31, 2022
PAUL J. HICKEY, 75 (3) Wyoming, USA Director Attorney	August 22, 2023
KENNETH J. MUSHINSKI, 63 Texas, USA President and Chief Executive Officer, Rare Element Resources, Ltd.	May 1, 2024
PAMELA L. SAXTON, 73 (1)(3) Colorado, USA Director Former Chief Financial Officer, Thompson Creek Metals Company	August 20, 2024

(1)	Current member of the Company’s Audit Committee. Mr. Brundage is the Chair.
(2)	Gerald W. Grandey was elected Chairman of the Board of Directors on June 10, 2015.
(3)	Current member of the Nominating, Corporate Governance and Compensation Committee (the “NCG&C Committee”). Ms. Champine is the Chair.

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

Barton S. Brundage has served since May 2021 as President of Cordillera Corporation (“Cordillera”), an affiliate of General Atomics and Synchron. In his current role and prior position of Executive Vice President (June 2007–May 2021), Mr. Brundage is and has been responsible for the day-to-day management of Cordillera’s real estate operations in Colorado, Utah, and California. Since June 2007, he has served as Chairman of the board of directors of jetCenters, Inc. (“JCI”), an aviation fueling company and a subsidiary of Cordillera. Since January 2021, Mr. Brundage has served as Chairman of the board of directors of Ohio Gas Company, a regulated gas utility company based in Bryan, Ohio, that is affiliated with Cordillera. Since 2007, Mr. Brundage has also served as a director and/or executive officer for several other Cordillera-affiliated companies, including San Miguel Valley Corporation, Silver Cliff Land And Cattle Company, Colorado Barns Corporation, First City Investment Corporation, Lamartine Consolidated Mines Corporation, Boston Commons, Inc., Oceanic Exploration Company, Oceanic International Properties Corporation, and Sorrento West Properties, Inc. Since February 2025, Mr. Brundage has served as a Vice President of a General Atomics affiliated company, Rio Grande Resources Corporation. In addition, Mr. Brundage served as the Chief Financial Officer (July 1996–May 2007) of JCI. Prior to his position with JCI, he was employed by Brundage & Company (June 1985–July 1996), a regional investment banking firm specializing in mergers and acquisitions and long-term corporate financing. At

Brundage & Company, he was employed in various capacities in the family-managed business, including Vice President, Senior Financial Analyst, and Analyst. He continues to serve as a member of Brundage & Company’s board of directors (since 1980). Mr. Brundage received his Bachelor of Arts in Business Administration from Fort Lewis College and his Master of Business Administration from the University of Denver.

Nicole J. Champine has served as Vice President and General Counsel of Cordillera (since July 2007) and as Vice President of Rio Grande Resources Corporation (since February 2025), both affiliates of General Atomics. Ms. Champine previously served as Cordillera’s Legal Counsel (July 2001–July 2007). She has served as the President and a director of San Miguel Valley Corporation, a subsidiary of Cordillera, since June 2007 and July 2009, respectively. Since February 2025, Ms. Champine has served as a Vice President of a General Atomics affiliated company, Rio Grande Resources Corporation. In addition, since May 2010, Ms. Champine has served as the President and a director of Oceanic Exploration Company, an oil and gas exploration company affiliated with Cordillera. From May 1998 to June 2001, she was a real estate and land development lawyer at the law firm of Otten, Johnson, Robinson, Neff & Ragonetti, P.C. From June 1993 to August 1995, Ms. Champine served as a project engineer for Peter Kiewit & Sons in Utah and Colorado on heavy-highway projects. She received her Bachelor of Science in Structural Engineering from the University of Texas at Austin and her Juris Doctorate from the University of Denver.

Paul J. Hickey is a Wyoming attorney whose practice has focused on energy and natural resource issues. From 1976 to 2022, he was a partner with the law firm of Rooney & Horiskey, which later became Hickey & Evans, LLP. Since June 2022, he has served as a consultant to Rare Element Resources, Inc., a subsidiary of the Company. Over the years of his practice, Mr. Hickey was a leading energy law attorney in the Rocky Mountain region. He represented regulated utilities in Wyoming, Utah and Idaho. In addition, he has represented natural gas producers, trona mine operators, interstate natural gas pipelines, renewable energy projects and interstate transmission projects. Mr. Hickey represented the State of Wyoming before the Federal Energy Regulatory Commission (FERC) in the certification proceedings for the Kern River Interstate natural gas pipeline. During his career, Mr. Hickey served numerous leadership roles in state and local bar associations. He has served on the University of Wyoming Law School Advisory Committee since 2002 and was Chairman of that Committee until 2022. Mr. Hickey helped develop the Summer Trial Institute at the University of Wyoming College of Law and continues to teach at this Institute. In 2009, Mr. Hickey was made an Honorary Member of the Order of the Coif by the Faculty of the University of Wyoming College of Law. From 1997 to 1998, he served as President of the Wyoming Bar Association. In 2021, the Wyoming Bar presented Mr. Hickey the Gerald R. Mason Professionalism Award. In 2019, he was recognized as a Distinguished Alumni of the University of Wyoming College of Law. Mr. Hickey also was recognized by the American College of Trial Lawyers for his service as a Regent on its National Board of Regents. Following his graduation from the University of Wyoming College of Law, Mr. Hickey served as a Law Clerk to the Honorable James E. Barrett, United States Court of Appeal Tenth Circuit. He has served as the Wyoming Representative on the Tenth Circuit Court of Appeals’ Advisory Committee. He also served as a Director and President of the Historical Society of the Tenth Circuit Court of Appeals. Mr. Hickey graduated from the University of Wyoming with a Bachelor of Arts in History in 1972 and a Juris Doctorate in 1975.

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

Pamela L. Saxton is an experienced mining company executive and director. She currently serves as a director of Arizona Metals Corp. and as Audit Committee Chair since September 2025 and serves as a director and the Audit Committee Chair of Bunker Hill Mining Corp. since October 2020. Previously, she served as a director and the Audit Committee Chair of Timberline Resources Corporation (May 2021–August 2024) and Pershing Gold Corporation (November 2017–

April 2019), as a director of Aquila Resources Inc. (June 2019–December 2021), and on the North American Advisory Board of Damstra Technology–Damstra Holdings Limited (February 2021–October 2022). As an executive, she served as the Executive Vice President and Chief Financial Officer of Thompson Creek Metals Company (August 2008–October 2016) and as the Chief Financial Officer of NewWest Gold Corporation (April 2006–December 2007). Having started her professional life working as an auditor at Arthur Andersen in Denver, Colorado, her career has included senior finance appointments in the American natural resources industry, including serving as the Vice President of Finance for Franco-Nevada Corporation’s U.S. operations.

Executive Officers

The Company’s current executive officers, their state and country of residence, the offices they hold within the Company, and the dates since which they have served as officers of the Company are as follows:

Name, age, province or state and country of residence and positions, current and former, if any, held in the Company	Served as officer since
KENNETH J. MUSHINSKI, 63 Texas, USA Director, President and CEO	May 1, 2024
WAYNE E. RICH, 61 Colorado, USA Chief Financial Officer	March 28, 2022
KELLI C. KAST, 59 Colorado, USA Vice President, General Counsel and Chief Administrative Office ("CAO")	July 1, 2024

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

Kelli C. Kast has nearly 30 years of in-house legal experience, including seven years as a top legal officer in the precious metals industry, and over 12 years in the rare earth industry. Ms. Kast has served as a director and Chair of the Corporate Governance and Nominating Committee of Bunker Hill Mining Corp. since October 2024. She served as a consultant to Rare Element Resources, Inc., a subsidiary of the Company from June 2015 to June 30, 2024 and served as the interim President and CEO of the Company from March 2024 to May 2024. Ms. Kast additionally served as a director of the Company from August 2022 to August 2024. From July 2012 to May 2015, Ms. Kast served as the Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of the Company. Prior to her tenure with the Company, she served as Coeur d’Alene Mine Corporation’s Vice President, General Counsel and Corporate Secretary from May 2005 to March 2009 and as its Chief Administrative Officer from March 2009 to March 2012. From 2004 to 2005, Ms. Kast served as Corporate Counsel for HealtheTech Inc. From 1997 to 2003, she served as the Assistant General Counsel and

Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. Ms. Kast earned her Juris Doctor from the University of South Dakota School of Law and her Bachelor’s degree from the University of Idaho.

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

To the knowledge of the Company, no director of the Company is, or within the 10 years prior to the date of this Annual Report has been, a director or executive officer of any company that (i) was bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or became subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold his or her assets; or (ii) within one year of his or her ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets

Individual Bankruptcies

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

Indebtedness of Directors and Executive Officers

None of the current or former directors or executive officers of the Company, nor any associate or affiliate of the foregoing persons, are or have been indebted to the Company since the beginning of the fiscal year ended December 31, 2025.

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

The Board, through the NCG&C Committee, is responsible for monitoring compliance with the Code of Conduct. The NCG&C Committee reviews, with management, any issues with respect to compliance with the Code of Conduct. The Board discloses on the Company’s website any waiver from a provision of its Code of Conduct that applies to any of its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of its Code of Conduct. No waivers were granted from the requirements of the Company’s Code of Conduct during the fiscal year ended December 31, 2025, or during the subsequent period through to the date of this Annual Report.

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

Standing Board Committees

Audit Committee

The Company has a separately designated, standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Under Canadian securities laws, the Company is required to have an audit committee comprised of not less than three directors. Two of three members of the Audit Committee must meet the independence requirements imposed by applicable Canadian securities law and therefore must not be executive officers, employees or control persons of the Company or affiliates of the Company. The Company’s current Audit Committee consists of Barton S. Brundage (Chair), Gerald W. Grandey and Pamela L. Saxton. The Audit Committee’s functions are to oversee the accounting and financial reporting process and the audit of the annual financial statements of the Company. The Audit Committee met five times during the fiscal year ended December 31, 2025.

Audit Committee Charter

The Audit Committee, under the guidance of the Audit Committee Charter approved by the Board, assists the Board in fulfilling its oversight responsibilities by reviewing (i) the financial statements, reports and other information provided to shareholders, regulators and others; (ii) the independent auditor’s qualifications, independence and performance; (iii) the internal controls that management and the Board have established; (iv) the audit, accounting and financial reporting processes generally; (v) the completeness and effectiveness of the risk management program; and (vi) compliance by the Company with legal and regulatory requirements. The text of the Audit Committee’s Charter is furnished with this Annual Report as Exhibit 99.1 hereto and is also available on the Company’s website at www.rareelementresources.com.

Independence

The Board has determined that two of the members of the Audit Committee are independent within the meaning of National Instrument 52-110 – Audit Committees (“NI 52-110”) of the Canadian Securities Administrators. The Board determined that Mr. Grandey and Ms. Saxton are independent, but that Mr. Brundage is not independent based upon his employment with an affiliate of Synchron, the Company’s majority shareholder. As a result, the Audit Committee is comprised of a majority of independent directors. The Company has relied on section 6.1 of NI 52-110 in respect of having an Audit Committee that is not composed entirely of independent directors.

Audit Committee Financial Expert

The Board has determined that Barton S. Brundage, Chair of the Audit Committee, satisfies the requirement of an “audit committee financial expert,” as defined under Item 407 of Regulation S-K, and each of Messrs. Brundage and Grandey and Ms. Saxton is “financially literate” within the meaning thereof set forth in NI 52-110. See above under Part III,

Item 10. “Directors, Executive Officers and Corporate Governance—Directors” for a description of the relevant education and experience of each of the Audit Committee members.

Nominating, Corporate Governance, and Compensation Committee

The current members of the NCG&C Committee are Nicole J. Champine (Chair), Craig S. Bartels, Paul J. Hickey, and Pamela L. Saxton. Three of the current members of the NCG&C Committee are not considered to be independent directors within the meaning of National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”). The Board determined that Ms. Champine and Mr. Bartels are not independent based upon their employment with an affiliate of Synchron, the Company’s majority shareholder. The Board determined that Mr. Hickey is not independent based upon his position as, among other things, a consultant to a subsidiary of the Company. During the fiscal year ended December 31, 2025, the NCG&C Committee met formally three times and informally on at least two other occasions.

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

Shareholders may submit recommendations in writing by letter addressed to the CEO of the Company or the Chair of the NCG&C Committee. The NCG&C Committee will carefully consider each shareholder recommendation, evaluating each shareholder-recommended candidate for director under the same standards as candidates identified by any other method.

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

Pursuant to and subject to the terms and conditions of the Investment Agreement, Synchron has the right to designate three directors for appointment or election to the Board, where the Board is comprised of seven directors following such appointment or election.

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

ITEM 11. EXECUTIVE COMPENSATION

The following discussion summarizes our compensation program for our named executive officers for the 2025 fiscal year (amounts stated in whole dollars).

Named Executive Officers

“Named Executive Officer” or “NEO” means (a) all individuals who served as CEO of the Company during the fiscal year ended December 31, 2025; (b) each of the two most highly compensated executive officers, or the two most highly compensated individuals acting in a similar capacity, other than the CEO, at the end of the fiscal year ended December 31, 2025; and (c) each individual who would be an NEO under clause (b) above but for the fact that the individual was neither an executive officer of the Company, nor acting in a similar capacity, at the end of that fiscal year.

During the fiscal year ended December 31, 2025, the Company had three NEOs: Kenneth J. Mushinski, President and CEO; Kelli C. Kast, Vice President, General Counsel and Chief Administrative Officer; and Wayne E. Rich, Chief Financial Officer.

Summary Compensation Table

Set out below is a summary of compensation paid to the Company’s NEOs during the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Kenneth J. Mushinski (1)	2025	$350,000	$175,000	$30,000	$555,000
President, CEO and Director	2024	$213,333	$185,000	$11,690	$410,023
Kelli C Kast (2)	2025	$316,200	$85,000	$28,200	$429,400
VP, General Counsel, CAO	2024	$282,500	$100,000	$35,500	$418,000
Wayne E. Rich (3)	2025	$275,000	$75,000	$28,200	$378,200
Chief Financial Officer	2024	$250,000	$70,000	$18,575	$338,575

(1) Mr. Mushinski was appointed as the President and Chief Executive Officer of the Company on May 1, 2024. During 2024, Mr. Mushinski was paid a $60,000 signing bonus and earned a $125,000 discretionary bonus which was paid in January 2025.  During 2025, Mr. Mushinski earned a $175,000 discretionary bonus which was paid in January 2026. During 2024, all other compensation includes a $2,000 cell phone allowance and a $9,690 employer 401K matching contribution.  During 2025, all other compensation includes $6,000 healthcare allowance, $3,000 cell phone allowance and $21,000 employer 401K matching contribution.

(2)

From June 2015 to June 30, 2024, Ms. Kast served as a consultant to Rare Element Resources, Inc., a subsidiary of the Company and from August 23, 2022 to August 20, 2024, Ms. Kast served as a director of the Company. As a director and consultant, Ms. Kast received pay of $27,750 and $127,500, respectively, before her hire as a Company employee. From March 2024 to May 2024, Ms. Kast served as the interim President and CEO of the Company and was appointed as the Vice President, General Counsel and CAO of the Company on July 1, 2024. During 2024, Ms. Kast earned a $20,000 bonus for her work as interim President and CEO of the Company and a $80,000 discretionary bonus which was paid in January 2025. During 2025, Ms. Kast earned an $85,000 discretionary bonus which was paid in January 2026. During 2024, all other compensation includes a $7,750 employer 401K matching contribution and $27,750 in director’s fees. During 2025, all other compensation includes a $6,000 healthcare allowance,a $1,200 cell phone allowance and a $21,000 employer 401K matching contribution.

(3)

Mr. Rich was appointed as the Chief Financial Officer of the Company on March 28, 2022. During 2024, all other compensation includes a $18,575 employer 401K matching contribution. During 2025, all other compensation includes a $6,000 healthcare allowance, a $1,200 cell phone allowance and a $21,000 employer 401K matching contribution.

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

Equity Plan

As of March 12, 2026, there were 2,685,000 and 820,000 stock options outstanding, respectively, under the 2011 and 2022 Plans, representing approximately 0.5% of the current outstanding common shares. The 2011 Plan was terminated effective as of August 23, 2022. Then-existing awards granted under the 2011 Plan will remain outstanding in accordance with their terms, but new equity awards are being granted solely under the 2022 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding option awards held by the NEOs of the Company as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kenneth J. Mushinski	—	—	—	—
Kelli C. Kast	225,000	—	$ 2.25	4/13/2031
	500,000	—	$ 1.42	1/5/2032
	225,000	—	$ 0.38	1/4/2033
Wayne E. Rich	125,000	—	$ 0.38	1/4/2033
	125,000	—	$ 1.20	3/28/2032

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

The table below sets out the estimated payments due to the applicable NEO employed by the Company as of December 31, 2025 on a qualifying termination without cause, assuming termination took place pursuant to such employment agreement.

Name	Base Salary	Total
Kenneth J. Mushinski	$350,000	$350,000
Kelli C. Kast	$322,400	$322,400
Wayne E. Rich	$275,000	$275,000

Director Compensation

Non-employee directors, other than the Board Chair, Audit Committee Chair, Chair of the Nominating, Corporate Governance and Compensation Committee and the Synchron director designees, were entitled to annual compensation of $58,000 during the fiscal year ended December 31, 2025 while the Board Chair, Audit Committee Chair, and Chair of the

Nominating, Corporate Governance and Compensation Committee were entitled to total annual compensation of $85,250, $72,000 and $72,000, respectively. In addition, each director was entitled to an additional committee member fee of $2,000 for each committee on which the director served but of which the director was not the committee chair of. Each director’s compensation was paid in cash quarterly and on a pro-rata basis. The Synchron director designees elected not to receive any director compensation.

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended December 31, 2025:

Director Compensation

	Fees earned	Total
Name	($)	($)
Gerald W. Grandey	87,250	87,250
Bart S. Brundage (1)	—	—
Nicole J. Champine (1)	—	—
Craig S. Bartels (1)	—	—
Pamela L. Saxton	62,000	62,000
Paul J. Hickey	60,000	60,000

(1)	Synchron’s director designees on the Board, Ms. Champine and Messrs. Brundage and Bartels elected not to receive any director compensation, including stock options.

Policies and Practices for Granting Stock Options and Stock Appreciation Rights

While we do not have a formal written policy in place with regard to the timing of stock option and stock appreciation rights awards in relation to the disclosure of material nonpublic information, the NCG&C Committee does not seek to time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disclosed. Previous awards of stock options have generally been made in tandem with and at the same time that the Company has issued other types of equity awards as part of its ordinary annual grant practices. Stock option grants, if made, are effective on the date the award determination is made by the NCG&C Committee, and the exercise price of stock options is the closing market price of the Common Shares on the last trading day immediately preceding the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2025, we had two equity compensation plans under which our common shares had been authorized for issuance to our officers, directors, employees, and non-employee consultants. See “Part II, Item 5. Equity Incentive Plan Information” for additional information relating to our equity compensation plans.

1Security Ownership Table

The following table sets forth certain information regarding beneficial ownership, control, or direction, directly or indirectly, of the Company’s common shares, as of March 6, 2026 by (i) the Company’s named executive officers and directors and (ii) the Company’s current executive officers and directors as a group.

	Amount and Nature of Beneficial Ownership *
Name and Position (1)	Common Shares (2)		Percentage of Class (3)
Gerald W. Grandey – Director and Chairman Denver, Colorado	5,530,943	(4)	**
Kelli C. Kast – Vice President, General Counsel and CAO Evergreen, Colorado, USA	950,000	(5)	**
Wayne E. Rich – Chief Financial Officer Erie, Colorado, USA	250,000	(6)	**
Paul J. Hickey – Director Cheyenne, Wyoming, USA	83,217	(7)	**
Kenneth J. Mushinski - President, CEO and Director Texas, USA	Nil		**
Pamela L. Saxton – Director Littleton, Colorado, USA	Nil		**
Craig S. Bartels – Director Arizona, USA	Nil	(8)	**
Barton S. Brundage – Director Parker, Colorado, USA	Nil	(8)	**
Nicole J. Champine – Director Denver, Colorado, USA	Nil	(8)	**
All executive officers and directors as a group (a total of 9 persons)	6,814,160		1.05%

*

Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual has or shares voting power or investment power, and any shares that the individual has the right to acquire within 60 days of March 6, 2026, including through the exercise of any option, warrant, or right.  For each individual who holds options, warrants or rights to acquire common shares, the common shares underlying those securities are treated as owned by that holder and as outstanding common shares when that holder’s percentage ownership of common shares is calculated.  Those common shares are not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.
(1)	Mailing address for all directors and executive officers is c/o Rare Element Resources, Ltd., P.O. Box 80, Firestone, Colorado 80520.

(2)  Includes Common Shares held as of March 6, 2026, plus common shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days after March 6, 2026.

(3)	In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable percentage of ownership for each person is based on 645,368,390 common shares outstanding as of March 6, 2026.
(4)	Includes 4,780,943 common shares and 750,000 common shares subject to options held by Mr. Grandey personally.

(5)	Includes 950,000 common shares subject to options held by Ms. Kast personally.
(6)	Includes 250,00 common shares subject to options held by Mr. Rich personally.
(7)	Includes 33,217 common shares and 50,000 common shares subject to options held by Mr. Hickey personally.
(8)

Excludes common shares owned by Synchron, an affiliate of which each of Ms. Champine and Messrs. Bartels and Brundage is employed by. Pursuant to and subject to the terms and conditions of an Investment Agreement between the Company and Synchron, Synchron has the right to designate three directors for appointment or election to the Board, where the Board is comprised of seven directors following such appointment. Ms. Champine and Messrs. Bartels and Brundage are the three Synchron designees.

Ownership of Common Shares by Certain Beneficial Owners

The following table sets forth information (as of the date indicated) as to all persons or groups known to the Company to beneficially own, control or direct, directly, or indirectly, 5% or more of the issued and outstanding common shares of the Company as of March 6, 2026:

Name and Address of Beneficial Holder	Common Shares Beneficially Owned (1)	Percentage of Class (2)
Synchron, 3550 General Atomics Court, San Diego, California 92121-1122
General Atomic Technologies Corporation, 3550 General Atomics Court, San Diego, California 92121-1122	460,889,576	71.41%
Tenaya Corporation, P.O. Box 910304, San Diego, California, 92191-0304
James N. Blue, 3550 General Atomics Court, San Diego, California 92121-1122

(1)	This information is based on a Schedule 13D/A filed on June 28, 2024 by Synchron, General Atomic Technologies Corporation, Tenaya Corporation and James N. Blue, adjusted to reflect the 100,149,060 common shares purchased by Synchron in the Company’s rights offering completed on March 4, 2026. Synchron has sole voting and dispositive power over the common shares listed.
(2)	Calculated based on 645,368,390 common shares outstanding as of March 6, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Cost Share Agreement with General Atomics

On November 30, 2021, the Company and General Atomics, an affiliate of Synchron, the Company’s majority shareholder, entered into the Cost Share Agreement pursuant to which the Company agreed to assume and pay for the non-government share of funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant.

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

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company. The novation process is currently underway and is expected to be completed in mid-2026. Once the novation process is complete, the Company will be named the recipient of the award under the agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding support for further advancements of the Demonstration Plant.

The DoE has allowed the novation process to progress even though the financial assistance agreement’s term expired on September 30, 2025. During the novation process, the U.S. government failed to finalize a continuing budget resolution, meaning federal workers were furloughed, delaying the novation process. If a novation is not completed, the DoE award to General Atomics could be terminated, and final disposition of the assets would be negotiated with the DoE. Although the Company expects the novation process to be completed in mid-2026, there is no assurance of the process progressing in a timely manner or being completed at all.

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

Legal and Consulting Arrangements with Mr. Hickey

In June 2022, Mr. Hickey was retained as a consultant to Rare Element Resources, Inc., a subsidiary of the Company, and was paid a monthly retainer of $6,000 during fiscal years 2024 and 2025 for business and community relations services. Mr. Hickey serves as an advisor to affiliates of Synchron, the Company’s majority shareholder, in several capacities, including as registered agent in the state of Wyoming. Prior to his retirement as a partner of Hickey & Evans, LLP, he served as counsel to General Atomics (an affiliate of Synchron) and certain of its affiliates for various matters from 1980 through 2022.

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

Except for the Cost Share Agreement with General Atomics, the prior Professional Services Agreement with Ms. Kast and the legal and consulting arrangements with Mr. Hickey referenced above, there are no material interests, direct or indirect, of any of the current directors, executive officers, or any shareholder that beneficially owns, directly or indirectly, more than 5% of the outstanding common shares, or immediate family members of such persons, in any transaction since January 1, 2024 or in any proposed transaction in which the amount involved exceeded $120,000.

Director Independence

The Board reviewed and determined independence under NI 58-101 for each current director and director nominee. In making its independence determination, the Board considered the circumstances described below.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax, and Other Fees

The following table sets forth the aggregate fees billed or expected to be billed by Haynie (Salt Lake City, UT, PCAOB ID#457), for professional services rendered in connection with the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees	$97,000	$94,000
Audit Related Fees	3,500	1,495
Tax Fees	—	—
All Other Fees	—	—
Total	$100,500	$95,495

“Audit Fees” represent fees for the audit of the Company’s annual financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” represent fees for professional services. For the fiscal years ended December 31, 2025 and 2024 the audit related fees in each year related to the Company’s Form S-3 and Form S-1 filings, respectively.

“Tax Fees” represent fees for professional services rendered for tax compliance, tax advice and tax planning on actual or contemplated transactions.

“All Other Fees” consist of fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, the Audit Committee’s responsibilities and powers include pre-approval of permitted non-audit services performed for Rare Element or any of its subsidiaries by the Company’s auditor, subject to any de minimis exception under Section 10A(i)(1)(B) of the Exchange Act any rules promulgated thereunder.  Consistent with applicable laws, other than audit, review or attestation services, all other services provided by the Company’s auditor are to be pre-approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided that the Audit Committee is informed of each particular service.  All of the engagements and fees discussed above under the heading “Audit, Audit-Related, Tax, and Other Fees” for the fiscal years ended December 31, 2025 and 2024 were pre-approved by the Audit Committee.

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
10.8*

Employment Agreement, dated as of March 28, 2022, by and between Rare Element Resources, Inc. and Wayne Rich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2022)

10.9*

Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast as amended effective January 1, 2022 and January 1, 2023 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023)

10.9.1*

Letter Agreement Amendment, dated as of February 3, 2023, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.9.2*

Letter Agreement Amendment, dated as of January 18, 2024, to Professional Consulting Agreement, dated as of February 17, 2021, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024)

10.10*

Employment Agreement, dated as of July 1, 2024, by and between Rare Element Resources, Inc. and Kelli Kast (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2024)

10.11*

Employment Agreement, dated as of March 15, 2024, by and between Rare Element Resources, Inc, and Kenneth Mushinski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.12*	Form of Indemnity Agreement (Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)
14.1

Code of Business Conduct and Ethics for Directors, Officers and Employees (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)

19.1	Insider Trading Policy, dated December 11, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K files with the SEC on March 21, 2025)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form S-1 filed with the SEC on December 5, 2023)
23.1+	Consent of Registered Public Accounting Firm (Haynie & Company; Salt Lake City, UT; PCAOB ID #457)
23.2+	Consent of Qualified Person (Ore Reserves Engineering)
23.3+	Consent of Qualified Person (Monica Barrero Bouza)
23.4+	Consent of Qualified Person (Jaye T. Pickarts)
31.1+	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2+	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1++	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary for the Bear Lodge REE Project, dated as of February 29, 2024 (incorporated by reference to Exhibit 96.1 to the Company’s Form 8-K filed with the SEC on March 4, 2024)
99.1+	Audit Committee Charter, dated as of June 20, 2024
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Kenneth J. Mushinski	By	: /s/ Wayne E. Rich
	Kenneth J. Mushinski, President, Chief Executive Officer and Director		Wayne E. Rich, Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
	Date: March 12, 2026		Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald W. Grandey
Gerald W. Grandey, Chairman of the Board of Directors
Date: March 12, 2026

By:	/s/ Kenneth J. Mushinski
Kenneth J. Mushinski, President, CEO and Director (Principal Executive Officer)
Date: March 12, 2026

By:	/s/ Barton S. Brundage
Barton S. Brundage, Director
Date: March 12, 2026

By:	/s/ Nicole J. Champine
Nicole J. Champine, Director
Date: March 12, 2026

By:	/s/ Paul J. Hickey
Paul J. Hickey, Director
Date: March 12, 2026

By:	/s/ Craig S. Bartels
Craig S. Bartels, Director
Date: March 12, 2026

By:	/s/ Pamela L. Saxton
Pamela L. Saxton, Director
Date: March 12, 2026

By:	/s/ Wayne E. Rich
Wayne E. Rich, CFO (Principal Financial Officer)
Date: March 12, 2026