Form 10-Q
period 2026-03-31
RARE ELEMENT RESOURCES LTD
filed 2026-05-13
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of May 8, 2026: 645,368,390.

i

ii

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “RER,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiary, or any one or more of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	our ability to successfully operate the Demonstration Plant (as defined below), and the timing and cost to complete operating activities;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of operation, decommissioning, and the sources of funds to pay for such costs;
●	availability of funds and capital resources to fund our planned activities;
●	our ability to achieve the full committed amount of funding from the Department of Energy (the “DoE”) through the remainder of the Demonstration Plant project;
●	the securing and timing of an amendment to the Cost Share Agreement (as defined below), if required, between the Company and General Atomics, whose affiliate, Synchron, is the Company’s majority shareholder;
●	our ability to complete a novation of the Demonstration Plant funding agreement with the DoE and replace General Atomics as the prime contractor, and the timing for completion of such novation;
●	our ability to secure additional funding (in addition to the previously awarded or obtained funding) relating to the Demonstration Plant project, if and as may be required, or any further initiatives or advancements that may be undertaken relating to the Demonstration Plant;
●	our ability to receive the remaining uncollected funds in connection with the Wyoming Energy Authority (the “WEA”) grant for the Demonstration Plant and the timing thereof;
●	our ability to meet Demonstration Plant project objectives within our available funding and estimated timeline;
●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the operation, and decommissioning of the Demonstration Plant, as well as for production and quality of rare earth oxides and other products from the Demonstration Plant during the operations phase;
●	the Sundance Gold Project remaining on hold for the foreseeable future and our ability to advance or monetize it in the future;
●	plans for our projects or other interests, operations or rights;
●	our plans and strategies during and following the completion of operations of the Demonstration Plant, including with respect to developing a mine and/or a commercial plant;
●	our ability to successfully complete the licensing and permitting of the Bear Lodge REE Project (as defined below);
●	our plans, strategies and timing relating to the advancement of the Bear Lodge REE Project;

●	our plans and strategies to secure further funding for our longer-term business plans, including if feasible, ultimate construction and operations of a commercial mine and plant for sourcing, processing and separation of rare earth elements;
●	the potential impact of governmental policies, directives, laws, and regulations; and
●	our success in obtaining, and the timing for receipts of, necessary governmental permits and approvals for our business and current or planned projects.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described within Part II, Item 1A, “Risk Factors” in this Quarterly Report and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements.

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

Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2025. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$47,141	$19,315
Due from related party (Note 4)	2,277	1,614
Prepaid expenses and other	288	230
Total Current Assets	49,706	21,159

Building, net	203	209
Equipment, net	104	112
Restricted cash	204	202
Right of use asset (Note 6)	170	198
Land	2,240	2,240
Total Assets	$52,627	$24,120

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,455	$1,340
Lease liability, current (Note 6)	149	153
Total Current Liabilities	1,604	1,493

Reclamation obligation	185	185
Lease liability, long-term (Note 6)	37	61
Other long-term liabilities	92	92
Total Liabilities	1,918	1,831

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares outstanding at March 31, 2026 and December 31, 2025 of 645,368,390 and 516,134,712, respectively	204,726	174,173
Additional paid-in capital	29,106	29,106
Accumulated deficit	(183,123)	(180,990)
Total Shareholders’ Equity	50,709	22,289

Total Liabilities and Shareholders’ Equity	$52,627	$24,120

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(1,719)	$(1,877)
Corporate administration	(580)	(750)
Depreciation and amortization	(41)	(45)
Total operating expenses	(2,340)	(2,672)

Non-operating income (expense):
Interest income	213	284
Interest expense	(6)	(7)
Total non-operating income	207	277

Net loss	$(2,133)	$(2,395)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding (See Note 7)	623,924,888	586,505,290

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133)	$(2,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13	5
Right of use asset amortization	28	40
Stock-based compensation	—	4
Other	13	—
	(2,079)	(2,346)

Changes in working capital:
Due to (from) related party	(663)	375
Prepaid expenses and other	(70)	40
Accounts payable and accrued liabilities	115	(296)
Lease liability	(28)	(42)
Net cash used in operating activities	(2,725)	(2,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(59)
Net cash used in investing activities	—	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net	30,478	—
Stock option exercise	75	—
Net cash provided by financing activities	30,553	—

Net change in cash, cash equivalents and restricted cash	27,828	(2,328)
Cash, cash equivalents and restricted cash- beginning of the period	19,517	26,927
Cash, cash equivalents and restricted cash- end of the period	$47,345	$24,599

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of March 31,
	2026	2025
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$47,141	$24,402
Restricted cash, long-term	204	197
Total of cash, cash equivalents and restricted cash - end of period	$47,345	$24,599

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184
Stock option exercise	23,155	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(2,395)	(2,395)
Balance, March 31, 2025	516,134,712	$174,173	$29,106	$(178,486)	$24,793

Balance, December 31, 2025	516,134,712	$174,173	$29,106	$(180,990)	$22,289
2026 Rights Offering	129,033,678	30,478	—	—	30,478
Stock option exercises	200,000	75	—	—	75
Net loss	—	—	—	(2,133)	(2,133)
Balance, March 31, 2026	645,368,390	$204,726	$29,106	$(183,123)	$50,709

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

1. NATURE OF OPERATIONS

Rare Element Resources Ltd. (“we,” “us,” “RER” or the “Company”) was incorporated under the laws of the Province of British Columbia, Canada, on June 3, 1999.

The Company holds a 100%  interest in the Bear Lodge rare earth elements project (the “Bear Lodge REE Project”) located near the town of Sundance in northeast Wyoming. The Bear Lodge REE Project consists of several large, disseminated rare earth elements (“REE”) deposits having a favorable distribution of neodymium-praseodymium (NdPr), as well as a number of other critical REEs. Additionally, the Company has developed and enhanced, along with General Atomics and its affiliates, innovative and proprietary REE processing and separation capabilities, currently being tested at the Demonstration Plant (as defined below), for the processing of the Bear Lodge REE Project feed material and possibly feed materials from other sources.

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

The Company also holds a 100% interest in the Sundance Gold Project that is adjacent to the Bear Lodge REE Project and contains a historical inferred mineral resource primarily composed of three gold targets within the area of the Bear Lodge property (the “Bear Lodge Property”). The Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future, although with the rise in the price of gold, the Company may explore options to advance or monetize this asset.

The Company is currently focused on the advancement of a rare earth processing and separation demonstration-scale plant (the “Demonstration Plant”). The Demonstration Plant will initially process already stockpiled high-grade sample materials from the Bear Lodge REE Project, and this may be expanded to the processing of feed materials from other sources at some future date. The Company is also focused on advancing the permitting and licensing of the Bear Lodge REE Project, specifically the mine and commercial processing facility.

In January 2021, a consortium of companies, of which the Company is a part, received notice from the Department of Energy (the “DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of the Demonstration Plant. The financial award was finalized in October 2021. The Company’s contractual arrangement with General Atomics, an affiliate of Synchron, the Company’s majority shareholder, with respect to the DoE award, was entered into in December 2021. See Note 4 for additional details regarding the consortium arrangement, the Cooperative Agreement, and the Cost Share Agreement with General Atomics.

To address the Company’s funding needs, including the funding required for completion of the Demonstration Plant, the Company completed a third rights offering in March 2026 for gross proceeds of $30,968 (the “2026 Rights Offering”). See Note 7 for additional details regarding the terms of the 2026 Rights Offering and the planned use of proceeds. Previous rights offerings were completed by the Company in December 2021 (the “2021 Rights Offering”) and March 2024 (the “2024 Rights Offering”) for gross proceeds of approximately $25,400 and $35,800, respectively.

Since inception, the General Atomics-led consortium has experienced rising project costs for the Demonstration Plant, including increased final equipment costs, due to inflation, among other factors. The Company currently estimates the total cost of the Demonstration Plant, from inception, to be approximately $77,500, inclusive of projected cost through completion of the Demonstration Plant’s operation phase as discussed below. See Note 4 for additional details regarding the Demonstration Plant budget, DoE funding commitments, and the Cost Share Agreement.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Early in 2025, the Company identified several design and equipment issues during the Demonstration Plant’s operational acceptance testing phase, which followed the completion of construction activities. After identifying these issues, the Company assumed full control of the management of the project and initiated a complete design review in April 2025, which identified further operational and safety concerns. The implementation of corrective actions and upgrades commenced immediately thereafter and continued into early 2026. As a result, Demonstration Plant operations did not formally commence until March 2026.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of March 31, 2026, the Company had cash and cash equivalents of $47,141. During the three months ended March 31, 2026, the Company consumed cash of $2,725 in its operating activities, primarily associated with the Demonstration Plant project activities and for the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties.

The Company currently estimates that with (i) the net proceeds of approximately $30,478 from the 2026 Rights Offering, (ii) the funds on hand prior to the closing of the 2026 Rights Offering, and (iii) the funds it still expects to receive from the DoE and WEA, that it will have sufficient funds to complete the operations stage of the Demonstration Plant, as currently planned, and the licensing and permitting for the Bear Lodge REE Project. Longer-term, in the event the Company cannot secure additional financial resources or complete a strategic transaction, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of March 31, 2026, and the results of its operations and cash flows for the three months ended March 31, 2026 and 2025 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the three months ended March 31, 2026 may not be indicative of the results that will be realized for the full year ending December 31, 2026.

Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. In March 2026, the Company completed the 2026 Rights Offering (see Note 7) whereby the Company offered existing shareholders the right to purchase additional common shares at $0.24 per share (the “Offer Price”).  Because the Offer Price was significantly lower than the market trading price of the common shares at that time, the discounted Offer Price was considered a bonus element, similar to a stock dividend. As a result, the loss per share calculations for the three months ended March 31, 2026 and 2025 have been adjusted retroactively to include the impact of the bonus element.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

As of March 31, 2026 and 2025, 820,000 and 1,020,000, respectively, potentially dilutive stock options were considered anti-dilutive and excluded from the Company’s loss per share calculations because the Company was in a net loss position for those periods.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2026 and December 31, 2025 are presented in the following table:

Fair value at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$17,229	$17,229	$—	$—
U.S. Treasury bills	29,853	29,853	—	—

Fair value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$19,315	$19,315	$—	$—

Money market funds are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents at March 31, 2026 and December 31, 2025.

4. RELATED PARTY

Cost Share Agreement with General Atomics

In January 2021, a consortium of companies, of which the Company is a part, received notice from the DoE that the consortium had been selected for negotiation of a potential financial award for the engineering, construction, and operation of the Demonstration Plant. This consortium of companies is led by General Atomics, an affiliate of Synchron (the Company’s majority shareholder). A formal proposal was submitted by the consortium in response to a published Funding Opportunity Announcement in mid-2020 for the construction and operation of the Demonstration Plant utilizing proprietary technology to produce commercial-grade products. Under this original proposal, the DoE’s share of the Demonstration Plant project funding was estimated at $21,900 and represented approximately one-half of the total originally estimated costs for the project. The DoE agreement was executed by the DoE’s grants/agreement officer on September 27, 2021, with an effective date of October 1, 2021. The DoE award was finalized through a cooperative agreement, dated October 1, 2021 (the “Cooperative Agreement”), that was awarded by the DoE for the Demonstration

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Plant. The Cooperative Agreement provided that up to approximately $43,800 in allowable costs for the Demonstration Plant were to be funded on a cost-share basis, 50% by the DoE and 50% by a non-federal entity.

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

Due to inflationary cost pressures on labor, equipment, and consumables, as well as cost increases associated with certain optimized plant engineering and design parameters, General Atomics, on behalf of the consortium, submitted to the DoE an updated Demonstration Plant project budget of approximately $53,600, which was approximately 22% higher than the original budget of approximately $43,800. In response, the DoE pledged an additional cost-share funding commitment of $2,400 to fund a portion of the budget increase, with the balance coming from the Company, including any amounts in excess of the $53,600 revised budget total. The Company currently estimates the total cost of the Demonstration Plant, from inception, to be approximately $77,500, inclusive of cost estimates through completion of the Demonstration Plant’s operations phase.

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

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company. The novation process, which is underway and is expected to be completed during 2026, will not change the intellectual property rights held by Synchron and its affiliates in the Company’s intellectual property. Once the novation process is complete, the Company will be named the recipient of the award under the agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding for further advancements of the Demonstration Plant under an amended or separate financial assistance agreement.

The DoE has allowed the novation process to progress even though the financial assistance agreement’s term expired on September 30, 2025. If a novation is not completed, the DoE award to General Atomics could be terminated, and final disposition of the assets and decommissioning activities would be negotiated with the DoE. Although the Company expects the novation process to be completed in 2026, there is no assurance of the process progressing in a timely manner or being completed at all.

Since inception, the Company has (i) advanced $20,389 in funds to General Atomics under the Cost Share Agreement, (ii) paid an additional $4,746 on General Atomics’ behalf to certain contractors for work performed under the Cost Share Agreement and (iii) paid

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

directly another $13,908 in Demonstration Plant project costs. Inclusive of all amounts incurred since project inception, a total of $59,498 has been expended by the Company on the Demonstration Plant through March 31, 2026.

The following table summarizes the related party receivable activity with General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement for the three months ended March 31, 2026:

Balance of receivables due from General Atomics at beginning of period	$1,614
Reimbursable costs invoiced by the Company during the period	663
Balance of receivables due from General Atomics at end of period	$2,277

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

As of December 31, 2023, the Company had met the conditions allowing for the invoicing of $2,000 of the $4,400 WEA grant total. This $2,000 was subsequently received on January 31, 2024. By September 30, 2024, the Company had met the conditions allowing for the invoicing of an additional $2,000, which was subsequently received in November 2024. The remaining $400 of the $4,400 grant total, which is conditioned on the achievement of other, future milestones, will be invoiced to the WEA once those final milestones have been achieved, which are currently expected to occur in mid-2026.

6. LEASES

Effective September 21, 2021, the Company entered into a lease agreement (the “Property Lease”) for real property, including land and buildings in Upton, Wyoming for the Demonstration Plant. The Property Lease, which had an initial 12-month term, allows for annual renewals, which at the Company’s option can be renewed for as long as the facility is needed. In June 2025, the Property Lease was renewed, extending the termination date to September 30, 2026 and another 12-month extension is expected in June 2026 extending the lease through September 30, 2027.

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

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

For purposes of the following table, payments under the Property Lease are assumed to run through September 30, 2027.  If the completion of the Demonstration Plant operations dictates further extensions beyond this date, the Company may extend the term of the Property Lease.

Total future minimum lease payments under the Property Lease as of March 31, 2026, were as follows:

2026	$101
2027	101
Total lease payments	202
Less interest	(16)
Present value of lease payments(1)	$186

(1) As of March 31, 2026, $149 was included in current liabilities and $37 was included in non-current liabilities.

For the three months ended March 31, 2026, $28 was included in operating cash flows for amounts paid for operating leases.

For the three months ended March 31, 2026, the Company incurred interest expense on lease liabilities of $6 and right of use asset amortization expense of $28.

As of March 31, 2026, the weighted average lease term for the Company’s operating lease was 1.5 years (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of March 31, 2026, the Company had 2,685,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 820,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

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

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The following table summarizes the Company’s stock option activity for each of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,705,000	$1.32	4,405,000	$1.24
Exercised	(200,000)	$0.38	(400,000)	$0.83
Cancelled/Expired	—	$—	(300,000)	$0.83
Outstanding, end of period	3,505,000	$1.37	3,705,000	$1.32

Exercisable, end of period	3,505,000	$1.37	3,705,000	$1.32
Non-vested, end of period	—	$—	—	$—

On January 28, 2026, being the exercise date, the 200,000 options exercised during the three months ended March 31, 2026, had an intrinsic value of $108.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of March 31, 2026:

		Weighted
		Average
		Remaining
As of March 31, 2026:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$320	5.8
Stock options exercisable	$320	5.8

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at March 31, 2026, where (i) in-the-money value is determined by comparing the option’s exercise price to the Company’s closing share price on March 31, 2026 and (ii) only options having an exercise price less than the Company’s closing share price on March 31, 2026 are deemed to have an intrinsic or inherent value.

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of $nil and $4, respectively.

As of March 31, 2026, all outstanding stock options are fully vested and exercisable.

2026 Rights Offering

On March 4, 2026, the Company completed the 2026 Rights Offering for gross proceeds of $30,968 in which each holder of the Company’s common shares as of the record date of January 30, 2026, was eligible to participate. Terms of the 2026 Rights Offering included the issuance of twenty-five hundredths (or 0.25) of a subscription right for each common share owned by each holder on the record date, with each subscription right entitling the holder to purchase one common share of the Company at a subscription price of $0.24 per share (the “Basic Subscription Privilege”). For any holder exercising its Basic Subscription Privilege in full, the holder could also exercise an oversubscription privilege to purchase additional common shares that were unsubscribed for at the expiration of the 2026 Rights Offering, subject to availability and pro rata allocation of shares among persons exercising the oversubscription privilege. The 2026 Rights Offering, which generated $30,478 in net proceeds after deducting $490 in transactions costs, resulted in the issuance of 129,033,678 common shares of the Company.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

The net proceeds from the 2026 Rights Offering will be used to support (i) the continued operation of the Demonstration Plant; (ii) the advancement of projects for the as-constructed Demonstration Plant beyond the current neodymium/praseodymium (Nd/Pr) separation objectives, including applying the technology to the separation of heavy REEs (“HREEs”) and to third-party feed sources; (iii) the completion of federal and state permitting and licensing for the Bear Lodge REE Project; and (iv) for other general corporate purposes.

Loss per Share

After adjustment for the bonus element included in the 2026 Rights Offering (see Note 2), the weighted average number of shares outstanding used in the Company’s loss per share calculations for the three months ended March 31, 2026 increased from 553,548,886 shares to 623,924,888 shares and for the three months ended March 31, 2025 from 516,114,475 shares to 586,505,290 shares.

8. COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site restoration costs associated with the Company’s existing mining interests is uncertain and may exceed current estimates. As of March 31, 2026 and December 31, 2025, these costs were estimated at $185 for each respective period.

Contract commitment – related party

Pursuant to the Cost Share Agreement between the Company and General Atomics, as extended and as expected to be amended in 2026, if required (see Note 4), the Company has agreed to assume and pay for certain allowable costs under the DoE-approved Demonstration Plant budget incurred by General Atomics and the other consortium members for the design, construction, operation, and decommissioning of the Demonstration Plant.

9. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in a single reportable operating segment: that segment being minerals exploration and development. The Company’s sole minerals exploration property is its Bear Lodge Property, located near the town of Sundance in the state of Wyoming. The segment, which includes the Demonstration Plant project, does not presently generate any revenues and is not in commercial operation. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for evaluating financial performance.  All of the Company’s long-lived assets are associated with its Bear Lodge Property and are located in the United States.

10. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “RER” or the “Company”) for the three months ended March 31, 2026, has been prepared based on information available to us as of May 13, 2026. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of RER for the year ended December 31, 2025, and the related notes thereto filed with our Annual Report on Form 10-K for the year ended December 31, 2025, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus is on the operation of the Demonstration Plant, and as of late 2025, the resumption of licensing and permitting activities for our Bear Lodge REE Project. The licensing and permitting efforts are expected to continue into early 2028.

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

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate REEs from the previously stockpiled high-grade sample materials from the Bear Lodge REE Project. During the three months ended March 31, 2026, the Company continued work on the Demonstration Plant project as described below, and this work is expected to continue until the completion of the Demonstration Plant’s operations.

In early 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase. As a result of these issues, we initiated an as-built design review in April 2025. Following the review and related project rework, Demonstration Plant operations formally commenced in March 2026 and are expected to continue for up to 12 months. During the operations phase, the Demonstration Plant is expected to produce up to 10 tons of NdPr oxide.

In June 2023, the Company entered into the WEA Funding Agreement for a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. As of March 31, 2026, the Company had received $4,000 of the $4,400 WEA grant total. The remaining $400 of the $4,400 grant total, which is conditioned on Demonstration Plant operations and a report to the WEA, is currently expected to be invoiced in mid-2026. See Note 5 to the Condensed Consolidated Financial Statements for additional details regarding the WEA Funding Agreement.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Demonstration Plant’s project costs, have increased since inception, due to inflation and other factors. The Company currently estimates the total cost of the Demonstration Plant from inception, inclusive of operating cost estimates through completion of the Demonstration Plant’s operations phase, to be approximately $77,500.

Through March 31, 2026, the DoE had made payments totaling approximately $20,500 towards its commitment of approximately $24,200, leaving a balance of approximately $3,700 to be collected from the DoE under the current cost share award.

To fund the Company’s share of these cost increases, in March 2026, the Company completed the 2026 Rights Offering for gross proceeds of $30,968. See Note 7 to the Condensed Consolidated Financial Statements for additional details regarding the terms of the 2026 Rights Offering. The 2026 Rights Offering closed on March 4, 2026, generating net proceeds of $30,478. These funds, in conjunction with the funds already on hand and those funds still expected to be received from the DoE and WEA, will be used to progress the Company’s business strategy, which includes (i) the continued operation of the Demonstration Plant for a sufficient time to provide the information to support a commercialization decision, (ii) the advancement of projects for the as-constructed Demonstration Plant beyond the current NdPr separation objectives, including applying the technology to the separation of HREEs and possibly to third party feed sources, (iii) the completion of federal and state permitting and licensing for the Bear Lodge REE Project, and (iv) other general corporate purposes.

Even with the funds already on hand, the funds raised in the 2026 Rights Offering, and the expected receipt of the remaining WEA grant monies and DoE funds, the Company will still require additional funding to design, construct, and operate the Bear Lodge REE Project.

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

Current External Factors Impacting our Business

During the first three months of 2026, we continued to monitor the U.S. political climate and federal actions aimed at securing a domestic REE supply chain. The Trump Administration has sustained and expanded initiatives from prior years to reduce reliance on China-dominated REE supply chains and strengthen the U.S. defense industrial base.

Key developments in 2025 and early 2026 include:

●	Multiple Executive Orders directing federal agencies to fast-track permitting, funding, and offtake agreements for domestic critical mineral projects, with specific emphasis on REE processing and national defense stockpiles.
●	The April 2025 Section 232 investigation into imports of processed critical minerals (focused on REEs), which culminated in a January 2026 Presidential Proclamation declaring current import levels a national security threat and directing negotiations for “Critical Mineral Trade Agreements” with allies.
●	The DoE’s December 2025 announcement of $134,000 in targeted funding for REE separation, refining (particularly HREEs), and permanent magnet production.
●	In January 2026, the Administration’s proposed G7-level price floor mechanism for neodymium-praseodymium (NdPr) and other magnet-related rare earths designed to protect domestic producers from price volatility.
●	In February 2026, President Trump’s “Project Vault,” a $12,000,000 U.S. Strategic Critical Minerals Reserve structured as a public-private partnership with $10,000,000 in EXIM Bank backing was announced. The program is designed to serve as a “buyer of last resort” for U.S.-processed REEs, providing guaranteed offtake and shielding domestic producers from foreign export restrictions and predatory pricing.

In October 2025, China announced enhanced export controls covering 12 of 17 REEs, including extraterritorial requirements for foreign-produced items containing even 0.1% Chinese-origin REEs or manufactured using Chinese refining equipment, as well as a prohibition on REE exports for military applications. Following a meeting between President Trump and Chinese President Xi Jinping on October 30, 2025, China agreed to suspend these enhanced controls, along with certain other related curtailments, for one year as part of a broader trade truce. As of March 2026, no new Chinese restrictions have been announced, and REE export volumes from China have increased following streamlined licensing. The Company continues to monitor these developments, as ongoing geopolitical tensions and U.S. tariffs/trade measures could affect REE supply chains and our project economics.

The U.S. government has also accelerated direct financial support for domestic REE and critical minerals projects throughout 2025 and early 2026, including equity or warrant participation and infrastructure funding. The Company continues to evaluate opportunities to participate in these programs.

Other external factors, including the lingering effects of the COVID-19 pandemic, the Russia/Ukraine conflict, and Middle East conflict, including the Iran War, have reinforced the U.S. focus on secure domestic supply chains for REEs and critical minerals.  The ultimate impact of these evolving U.S. and Chinese government actions on the REE supply chain and our business operations remains uncertain.

Results of Operations

Summary

Our consolidated net loss for the three months ended March 31, 2026 was $2,133, or $0.00 per share, compared with our consolidated net loss of $2,395, or $0.00 per share, for the three months ended March 31, 2025. See our discussion below for the primary drivers of this change. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

Our exploration and evaluation costs totaled $1,719 for the three months ended March 31, 2026, compared with $1,877 for the three months ended March 31, 2025. This decrease of $158 was largely attributable to the activities associated with our Demonstration Plant as we shifted from final construction and testing activities during the quarter ended March 31, 2025, to plant rework and operations start-up activities during the quarter ended March 31, 2026.

Corporate Administration

Our corporate administration costs decreased by $170 on a comparative year-over-years basis, decreasing from $750 for the three months ended March 31, 2025 to $580 for the three months ended March 31, 2026. This decrease was largely attributable to the additional costs incurred in the filing of our Form S-3 registration statement during the three months ended March 31, 2025.

Interest Income

For the three months ended March 31, 2026 and 2025, the Company generated interest income of $213 and $284, respectively, on investments of its cash holdings. This decrease of $71 was primarily due to the lower rates of interest earned on our invested cash balances during the quarter ended March 31, 2026.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $2,725 for the three months ended March 31, 2026, compared with $2,269 for the same period in 2025. This increase of $456 was largely attributable to changes in our working capital that consumed $646 of cash during the three months ended March 31, 2026, while generating cash of $77 during the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities of $59 for the three months ended March 31, 2025 was for the purchase of equipment.  There were no similar transactions during the comparative 2026 period.

Financing Activities

Net cash provided by financing activities of $30,553 for the three months ended March 31, 2026 stemmed from the receipt of $30,478 in net proceeds from the 2026 Rights Offering and $75 from the exercise of stock options.  There were no similar transactions during the three months ended March 31, 2025.

Financial Position, Liquidity and Capital Resources

At March 31, 2026, we had a working capital balance of $48,102, which was an increase of $28,436 from our December 31, 2025 working capital balance of $19,666. This increase was largely the result of the net proceeds received from the 2026 Rights Offering, partially offset by operating cash flows.

As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company entered into the WEA Funding Agreement in June 2023 for a $4,400 grant. As of March 31, 2026, the Company had received $4,000 of the $4,400 grant total, with the remaining $400 forecasted for collection in mid-2026.

As discussed in Note 4 to the Condensed Consolidated Financial Statements and in “Overview and Outlook” above, the Demonstration Plant’s project costs have increased since inception. The DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 revised budget total. The Company currently estimates the total Demonstration Plan project cost to be approximately $77,500, inclusive of cost estimates through the Demonstrations Plant’s operations phase.

Through March 31, 2026, the DoE has paid a total of approximately $20,500 towards its commitment of approximately $24,200, leaving a balance of approximately $3,700 to be invoiced and collected from the DoE under the current cost share award.

As discussed in Note 1 to the Condensed Consolidated Financial Statements and in “Overview and Outlook” above, design and equipment issues identified in early 2025 led to a complete design review and the implementation of corrective actions and upgrades that continued into 2026, with Demonstration Plant operations formally commencing in March 2026.

The funds raised by the Company in the 2026 Rights Offering (see Note 7 to the Condensed Consolidated Financial Statements), in conjunction with the funds already on hand and those funds expected to be received from the DoE and WEA, will be used to progress the Company’s business strategy as described in “Overview and Outlook” above. However, even with these funds, the Company will still require substantial additional funds to complete the design, construction, and operation of a commercial mine and plant for the Bear Lodge REE Project.

Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction, the Company may need to curtail its plans for the Demonstration Plant, suspend permitting and/or development of the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

Financial Assistance Agreement

As discussed in Note 4 to the Condensed Consolidated Financial Statements, in September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE. If completed, the Company would be named the recipient of the award under the novated agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding support for further advancements of the Demonstration Plant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Order (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2026, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be a core value for RER.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2026, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 13, 2026

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2026