Form 10-Q
period 2026-09-30
RARE ELEMENT RESOURCES LTD
filed 2026-11-04
CIK 1419806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

☐   Yes  ⌧   No

Number of issuer’s common shares outstanding as of October 30, 2026: 645,368,390.

i

ii

Reporting Currency, Financial and Other Information

All amounts in this report are expressed in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

References to “RER,” the “Company,” “we,” “our,” and “us” mean Rare Element Resources Ltd., our predecessors and consolidated subsidiary, or any of them, as the context requires.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	our ability to successfully operate the Demonstration Plant (as defined below), and the timing and cost to complete operating activities;
●	planned or estimated expenses and capital expenditures, including the Demonstration Plant’s expected costs of operation, and decommissioning;
●	availability of funds and capital required to fund our planned activities;
●	our ability to achieve the full committed amount of funding from the Department of Energy (the “DoE”) through the remainder of the Demonstration Plant project;
●	our ability to secure, and the timing of, an amendment to the Cost Share Agreement (as defined below), if required, between the Company and General Atomics, whose affiliate, Synchron, is the Company’s majority shareholder;
●	our ability to complete a novation of the Demonstration Plant funding agreement with the DoE and replace General Atomics as the prime contractor, and the timing for completion of such novation;
●	our ability to secure additional funding (in addition to previously awarded or obtained funding) relating to any expansions or extensions of the Demonstration Plant project;
●	our ability to meet Demonstration Plant project objectives within our available funding and estimated timeline;
●	our estimates regarding the source, quality, costs, and timing of materials, equipment, supplies and resources, including human resources, for the operation and decommissioning of the Demonstration Plant, as well as for the production and quality of rare earth oxides and other products from the Demonstration Plant;
●	the Sundance Gold Project remaining on hold for the foreseeable future and, if advanced, our ability to develop or monetize it;
●	plans for our projects or other interests, operations or rights;
●	our plans and strategies during and following the completion of operations of the Demonstration Plant, including with respect to developing a mine and/or a commercial plant;
●	our ability to successfully complete the licensing and permitting of the Bear Lodge REE Project (as defined below);
●	our plans, strategies and timing relating to the advancement of the Bear Lodge REE Project;
●	our plans and strategies to secure further funding for our longer-term business plans, including, if feasible, ultimate construction and operations of a commercial mine and plant for sourcing, processing and separation of rare earth elements;
●	the potential impact of governmental policies, directives, laws, and regulations; and

●	our success in obtaining, and the timing for receipts of, necessary governmental permits and approvals for our business and current or planned projects.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. dollars, except shares outstanding)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$13,348	$19,315
Short-term investments (Note 2)	26,418	—
Due from related party (Note 4)	2,277	1,614
Prepaid expenses and other	807	230
Total Current Assets	42,850	21,159

Building, net	193	209
Equipment, net	270	112
Land	2,240	2,240
Restricted cash	207	202
Right of use asset (Note 6)	227	198
Total Assets	$45,987	$24,120

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,436	$1,340
Lease liability, current (Note 6)	156	153
Total Current Liabilities	1,592	1,493

Reclamation obligation	185	185
Lease liability, long-term (Note 6)	85	61
Other long-term liabilities	92	92
Total Liabilities	1,954	1,831

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY:
Common shares, no par value – unlimited shares authorized; shares issued and outstanding at September 30, 2026 and December 31, 2025 of 645,368,390 and 516,134,712, respectively	204,726	174,173
Additional paid-in capital	29,106	29,106
Accumulated deficit	(189,799)	(180,990)
Total Shareholders’ Equity	44,033	22,289

Total Liabilities and Shareholders’ Equity	$45,987	$24,120

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Exploration and evaluation (See Note 4 for related party costs)	$(3,664)	$1,494	$(8,361)	$(1,201)
Corporate administration	(539)	(578)	(1,658)	(1,896)
Depreciation and amortization	(50)	(50)	(140)	(144)
Total operating expenses	(4,253)	866	(10,159)	(3,241)

Non-operating income (expense):
Interest income	339	245	965	790
Grant income	—	—	400	—
Interest expense	(4)	(5)	(15)	(18)
Total non-operating income	335	240	1,350	772

Net (loss) income	$(3,918)	$1,106	$(8,809)	$(2,469)

(Loss) income per share - basic	$(0.01)	$0.00	$(0.01)	$(0.00)

(Loss) income per share - diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares outstanding (See Note 7)	623,924,888	586,505,290	686,579,779	586,514,158
Effect of employee/director stock-based awards	n/a	1,020,000	n/a	n/a
Weighted average common shares - diluted	623,924,888	587,525,290	686,579,779	586,514,158

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. dollars)

(unaudited)

	For the nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,809)	$(2,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	89	23
Right of use asset amortization	85	121
Stock-based compensation	—	4
Other	(83)	(12)
	(8,718)	(2,333)

Changes in working capital:
Due to (from) related party	(663)	(2,509)
Prepaid expenses and other	(607)	(67)
Accounts payable and accrued liabilities	94	175
Lease liability	(86)	(123)
Net cash used in operating activities	(9,980)	(4,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(231)	(157)
Purchase of investments, net	(26,304)	—
Net cash used in investing activities	(26,535)	(157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing transaction, net	30,478	—
Stock option exercise	75	—
Net cash provided by financing activities	30,553	—

Net change in cash, cash equivalents and restricted cash	(5,962)	(5,014)
Cash, cash equivalents and restricted cash- beginning of the period	19,517	26,927
Cash, cash equivalents and restricted cash- end of the period	$13,555	$21,913

Supplemental cash flow disclosures:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

	As of September 30,
	2026	2025
Reconciliation of amounts in the Balance Sheet to amounts in the Cash Flow Statement
Cash and cash equivalents	$13,348	$21,713
Restricted cash, long-term	207	200
Total of cash, cash equivalents and restricted cash - end of period	$13,555	$21,913

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. dollars, except share amounts)

(unaudited)

Three Months Ended September 30, 2025 and 2026

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2025	516,134,712	$174,173	$29,106	$(179,666)	$23,613
Net loss	—	—	—	1,106	1,106
Balance, September 30, 2025	516,134,712	$174,173	$29,106	$(178,560)	$24,719

Balance, June 30, 2026	645,368,390	204,726	29,106	(185,881)	47,951
Net loss	—	—	—	(3,918)	(3,918)
Balance, September 30, 2026	645,368,390	$204,726	$29,106	$(189,799)	$44,033

Nine Months Ended September 30, 2025 and 2026

			Additional
			Paid in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	516,111,557	$174,173	$29,102	$(176,091)	$27,184
Stock option exercise	23,155	—	—	—	—
Stock-based compensation	—	—	4	—	4
Net loss	—	—	—	(2,469)	(2,469)
Balance, September 30, 2025	516,134,712	$174,173	$29,106	$(178,560)	$24,719

Balance, December 31, 2025	516,134,712	$174,173	$29,106	$(180,990)	$22,289
2026 Rights Offering, net	129,033,678	30,478	—	—	30,478
Stock option exercises	200,000	75	—	—	75
Net loss	—	—	—	(8,809)	(8,809)
Balance, September 30, 2026	645,368,390	$204,726	$29,106	$(189,799)	$44,033

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

If and when developed, the Bear Lodge REE Project will likely consist of a mine and a processing and separation plant to produce a commercial NdPr product. As market conditions dictate, the Company will decide whether it is preferable to develop and put into production the mine and the processing and separation plant independent of each other or to link the two into a single project.

The Company also holds a 100% interest in the Sundance Gold Project that is adjacent to the Bear Lodge REE Project and is primarily composed of three gold targets within the area of the Bear Lodge property (the “Bear Lodge Property”). The Sundance Gold Project has been on hold since 2011 and will likely remain so for the foreseeable future, although given the current price of gold, the Company may explore options to advance or monetize this asset.

The Company is currently focused on the advancement of a rare earth processing and separation demonstration-scale plant (the “Demonstration Plant”). The Demonstration Plant will initially process already stockpiled high-grade sample materials from the Bear Lodge REE Project, and this may be expanded to the processing of feed materials from other sources at some future date. The Company is also focused on advancing the permitting and licensing of the Bear Lodge REE Project, specifically the mine and processing facility. In January 2021, a consortium of companies, of which the Company is a part, received notice from the Department of Energy (the “DoE”) that the consortium had been selected for negotiation of a potential financial award for the engineering, construction and operation of the Demonstration Plant. The financial award was finalized in October 2021. The Company’s contractual arrangement with General Atomics, an affiliate of Synchron, the Company’s majority shareholder, with respect to the DoE award, was entered into in December 2021. See Note 4 for additional details regarding the consortium arrangement, the Cooperative Agreement, and the Cost Share Agreement with General Atomics.

To address the Company’s funding needs, including the funding required for completion of the Demonstration Plant, the Company completed a rights offering in March 2026 for gross proceeds of $30,968 (the “2026 Rights Offering”). See Note 7 for additional details regarding the terms of the 2026 Rights Offering and the planned use of proceeds. Previous rights offerings were completed by the Company in December 2021 and March 2024 for gross proceeds of approximately $25,400 and $35,800, respectively.

Since inception, the General Atomics-led consortium has experienced rising project costs for the Demonstration Plant, due to inflation, corrective actions and upgrades. As a result of these and other factors, Demonstration Plant costs through September 30, 2026 totaled approximately $64,900, with the Company now estimating total project costs (through completion of operations) of approximately $82,000 as discussed below. See Note 4 for additional details regarding the Demonstration Plant budget, DoE funding commitments, and the Cost Share Agreement.

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

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Regulatory Commission’s (the “NRC”) operations approval under its previously issued license (received by the Company in October 2024), allowed for the commencement of Demonstration Plant operations.

Early in 2025, the Company identified several design and equipment issues during the Demonstration Plant’s operational acceptance testing phase, which followed the completion of construction activities. After identifying these issues, the Company assumed full control of the management of the project with agreement from General Atomics and initiated a complete design review in April 2025, which identified further operational readiness concerns. The implementation of corrective actions and upgrades commenced promptly thereafter and continued into early 2026. As a result, Demonstration Plant operations did not formally commence until March 2026, with full, end-to-end processing operations at the Demonstration Plant now expected in the fourth quarter of 2026.

The Company has incurred losses since its inception, and further losses are anticipated in the development of its business. As of September 30, 2026, the Company had cash and cash equivalents of $13,348 and $26,418 of short-term investments, giving it total funds on hand of $39,766. During the nine months ended September 30, 2026, the Company consumed cash of $9,980 in its operating activities, primarily associated with the Demonstration Plant project activities, the Company’s permitting and licensing activities for the Bear Lodge REE Project, and the payment of the Company’s general and administrative expenses and other ongoing costs of sustaining its properties.

The Company estimates that with the funds currently on hand and the funds it expects to receive from the DoE, the Company will have sufficient funds to complete the operations stage of the Demonstration Plant, and the licensing and permitting for the Bear Lodge REE Project. Longer-term, in the event the Company cannot secure additional financial resources or complete a strategic transaction, the Company may need to curtail or suspend the development and commercialization of its Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

2. BASIS OF ACCOUNTING AND PRESENTATION

In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2025, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the Company’s financial position as of September 30, 2026, and the results of its operations and cash flows for the three and nine months ended September 30, 2026 and 2025 in conformity with U.S. GAAP on a going concern basis. These interim results of operations for the nine months ended September 30, 2026 may not be indicative of the results that will be realized for the full year ending December 31, 2026.

Loss/Income per Share

Loss/Income per share is computed using the weighted average number of shares outstanding during the period. In March 2026, the Company completed the 2026 Rights Offering (see Note 7) whereby the Company offered existing shareholders the right to purchase additional common shares at $0.24 per share (the “Offer Price”).  Because the Offer Price was significantly lower than the market trading price of the common shares at that time, the discounted Offer Price was considered a bonus element, similar to a stock dividend. As a result, the loss/income per share calculations for the three and nine months ended September 30, 2026 and 2025 have been adjusted retroactively to include the impact of the bonus element.

For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, 820,000 and 1,020,000, respectively, potentially dilutive stock options were considered anti-dilutive and excluded from the Company’s loss per share calculations because the Company was in a net loss position for those periods.

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Investments

At September 30, 2026, the Company’s investment securities consisted of U.S. Treasury securities and certificates of deposit in the amounts of $24,918 and $1,500, respectively, with each investment security classified as held to maturity and carried at amortized cost. Securities are classified as held to maturity based on the Company’s intent and ability to hold the security to maturity at the time of purchase.

At September 30, 2026, the amortized cost of the Company’s held to maturity investments approximated their estimated fair values. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, any investment, if in an unrealized loss position, before recovery of its amortized cost basis.

See Note 3 for additional information.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2026 and December 31, 2025 are presented in the following table:

Fair value at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,189	$6,189	$—	$—
U.S. Treasury bills	14,884	14,884	—	—
U.S. Treasury note	15,061	15,061	—	—
Certificates of deposit	3,498	—	3,498	—

Fair value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$19,315	$19,315	$—	$—

Money market funds, U.S Treasury bills and notes, and certificates of deposit are valued at cost, which approximates fair value. These amounts are included on the balance sheet in cash and cash equivalents and short-term investments at September 30, 2026 and in cash and cash equivalents at December 31, 2025, based on their maturity dates. At September 30, 2026, of the $3,498 invested in certificates

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

of deposit, $1,998 and $1,500 were included in cash and cash equivalents and short-term investments, respectively, on the balance sheet (see Note 2).

At September 30, 2026, the Company’s investments had maturity dates of:

Security Type	Maturity Date
U.S. Treasury bills	October 2026 and February 2027
U.S. Treasury note	July 2027
Certificates of deposit	October 2026 through January 2027

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

On November 30, 2021, the Company and General Atomics entered into a Cost Share Funding Assumption Agreement (the “Cost Share Agreement”) pursuant to which the Company agreed to assume and pay for the 50% of the non-federal funds incurred by, and on behalf of, General Atomics for the design, construction, and operation of the Demonstration Plant under the Cooperative Agreement. The Demonstration Plant, during its operations phase, which is currently underway, will process already stockpiled high-grade sample materials from the Bear Lodge REE Project.

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

On May 16, 2024, the Company and General Atomics entered into an extension agreement to the Cost Share Agreement (the “Extension Agreement”) under which the Company agreed to make additional cash advances, of up to $2,500, to General Atomics while the parties

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

progressed an amended project funding agreement covering the Company’s share of the additional non-federal project funding needed for the project’s completion. Pursuant to the terms of the Cost Share Agreement and Extension Agreement, the Company had advanced payments to General Atomics, as leader of the consortium, totaling $24,200 through October 31, 2024, the maximum amount of advances authorized under these agreements. In November 2024, General Atomics subsequently returned approximately $3,811 of the amounts previously funded by the Company under the Cost Share Agreement, which were used by the Company, in part, to make payments to certain other contractors for work under the Cost Share Agreement. The payments to these other contractors, all made in November 2024 and on General Atomics’ behalf, totaled $4,746.

In September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE, under which General Atomics’ interests under the agreement would be transferred to the Company. The novation process, which is underway, will not change the intellectual property rights held by Synchron and its affiliates in the Company’s intellectual property. Once the novation process is complete, the Company is expected to be named the recipient of the award under the Cooperative Agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding for further operations and advancements of the Demonstration Plant.

The DoE has allowed the novation process to progress even though the financial assistance agreement’s term expired on September 30, 2025. If a novation is not completed, the DoE award to General Atomics could be terminated, and final disposition of the assets and decommissioning activities would be negotiated with the DoE. Although the Company expects the novation process to be completed by the end of 2026, there is no assurance of the process progressing in a timely manner or being completed at all.

Since inception, the Company has (i) advanced $20,389 in funds to General Atomics under the Cost Share Agreement, (ii) paid an additional $4,746 on General Atomics’ behalf to certain contractors for work performed under the Cost Share Agreement and (iii) paid directly another $15,920 in Demonstration Plant project costs. Inclusive of all amounts incurred since project inception, including amounts received from the DoE of $23,893, a total of $64,948 has been expended on the Demonstration Plant through September 30, 2026.

The following table summarizes the related party receivable activity with General Atomics for reimbursable costs incurred by the Company under the Cost Share Agreement for the nine months ended September 30, 2026:

Balance of receivables due from General Atomics at beginning of period	$1,614
Reimbursable costs invoiced by the Company during the period	663
Balance of receivables due from General Atomics at end of period	$2,277

5. WYOMING ENERGY AUTHORITY GRANT

In June 2023, the Company, and the Wyoming Energy Authority (the “WEA”) entered into a Funding Agreement (the “WEA Funding Agreement”) pursuant to which the WEA agreed to fund, subject to certain conditions, a $4,400 grant to the Company for the Demonstration Plant. The final $400 of this grant was received on June 30, 2026, and is included as grant income in the statement of operations for the nine months ended September 30, 2026.

6. LEASES

Effective September 21, 2021, the Company entered into a lease agreement (the “Property Lease”) for real property, including land and buildings in Upton, Wyoming, for the Demonstration Plant. The Property Lease, which had an initial 12-month term, allows for annual renewals, which at the Company’s option can be renewed for as long as the facility is needed. In June 2026, the Property Lease was renewed, extending the termination date to September 30, 2027.

The Property Lease, which is classified as an operating lease, generally provides for base rent and requires the Company to pay all insurance, personal property taxes on any structure or improvements made by the Company and other maintenance costs. The Property

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

Lease provides for an annual cost of living adjustment but contains no residual value guarantees or restrictive covenants. Pursuant to the Property Lease, the Company is obligated to remove certain Company-completed property improvements, though those items requiring removal, if any, will be confirmed with the lessor prior to the termination of the Property Lease.

For purposes of the following table, payments under the Property Lease are assumed to run through September 30, 2028 (notwithstanding that the current termination date of the Property Lease is September 30, 2027).  If the completion of the Demonstration Plant operations dictates further extensions beyond this date, the Company may extend the term of the Property Lease.

Total future minimum lease payments under the Property Lease as of September 30, 2026, were as follows:

2026	$34
2027	135
2028	101
Total lease payments	270
Less interest	(29)
Present value of lease payments(1)	$241

(1) As of September 30, 2026, $156 and $85 were included in current liabilities and non-current liabilities, respectively.

For the nine months ended September 30, 2026, $86 was included in operating cash flows for amounts paid for operating leases.

For the nine months ended September 30, 2026, the Company incurred interest expense on lease liabilities of $15 and right of use asset amortization expense of $85.

As of September 30, 2026, the weighted average lease term for the Company’s operating lease was 2.0 years (including expected renewal options) and the weighted average discount rate was estimated at 12%.

7. SHAREHOLDERS’ EQUITY

Stock-based compensation

As of September 30, 2026, the Company had 2,660,000 issued and outstanding stock options that were issued under the 10% Rolling Stock Option Plan, as amended and restated (the “2011 Plan”) and 820,000 issued and outstanding stock options that were issued under its 2022 Equity Incentive Plan (the “2022 Plan”).

The 2011 Plan was replaced in 2022 by the 2022 Plan and, as such, no additional stock options can be granted under the 2011 Plan. The maximum term of any stock option grant under the 2011 Plan was 10 years.

Under the 2022 Plan, as approved by the Company’s shareholders at the annual meeting of shareholders on August 23, 2022, the Board of Directors is authorized to grant stock options, stock appreciation rights, restricted stock units, performance stock units and other cash and share-based awards to eligible directors, officers, employees, or consultants up to a maximum of 17,236,689 common shares. The maximum term of any grant under the 2022 Plan is 10 years.

The following table summarizes the Company’s stock option activity for each of the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30,
2026	2025

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

		Weighted		Weighted
		Average		Average
	Number of Stock	Exercise	Number of Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	3,705,000	$1.32	4,405,000	$1.24
Exercised	(200,000)	$0.38	(400,000)	$0.83
Cancelled/Expired	(25,000)	$2.25	(300,000)	$0.83
Outstanding, end of period	3,480,000	$1.37	3,705,000	$1.32

Exercisable, end of period	3,480,000	$1.37	3,705,000	$1.32
Non-vested, end of period	—	$—	—	$—

On January 28, 2026, being the exercise date, the 200,000 options exercised during the nine months ended September 30, 2026, had an intrinsic value of $108.

The following table summarizes the intrinsic value and weighted average remaining life for stock options as of September 30, 2026:

		Weighted
		Average
		Remaining
As of September 30, 2026:	Intrinsic Value (1)	Life (Years)
Stock options outstanding	$352	5.3
Stock options exercisable	$352	5.3

(1)	Intrinsic value is a measure of the value of those in-the-money stock options at September 30, 2026, where (i) in-the-money value is determined by comparing the options’ exercise prices to the Company’s closing share price on September 30, 2026 and (ii) only options having an exercise price less than the Company’s closing share price on September 30, 2026 are deemed to have an intrinsic or inherent value.

Stock-based compensation expense is included in corporate administration expenses within the Company’s interim condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, and for the three months ended September 30, 2025, the Company did not incur stock-based compensation expense. For the nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $4.

As of September 30, 2026, all outstanding stock options were fully vested and exercisable.

2026 Rights Offering

On March 4, 2026, the Company completed the 2026 Rights Offering for gross proceeds of $30,968 in which each holder of the Company’s common shares as of the record date of January 30, 2026, was eligible to participate. Terms of the 2026 Rights Offering included the issuance of twenty-five hundredths (or 0.25) of a subscription right for each common share owned by each holder on the record date, with each whole subscription right entitling the holder to purchase one common share of the Company at a subscription price of $0.24 per share (the “Basic Subscription Privilege”). For any holder exercising its Basic Subscription Privilege in full, the holder could also exercise an oversubscription privilege to purchase additional common shares that were unsubscribed for at the expiration of the 2026 Rights Offering, subject to availability and pro rata allocation of shares among persons exercising the oversubscription privilege. The 2026 Rights Offering, which generated $30,478 in net proceeds after deducting $490 in transaction costs, resulted in the issuance of 129,033,678 common shares of the Company.

The net proceeds from the 2026 Rights Offering are or will be used to support (i) the operation of the Demonstration Plant; (ii) the advancement of projects for the Demonstration Plant beyond the current NdPr separation objectives, including applying the technology

RARE ELEMENT RESOURCES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(all amounts stated in thousands of U.S. dollars except share and per share amounts)

(unaudited)

to the separation of heavy REEs (“HREEs”) and the processing of third-party feed sources; (iii) the completion of federal and state permitting and licensing for the Bear Lodge REE Project; and (iv) other general corporate purposes.

Loss per Share

After adjustment for the bonus element included in the 2026 Rights Offering (see Note 2), the weighted average number of shares outstanding used in the Company’s loss per share calculations for the nine months ended September 30, 2026 increased from 616,197,818 shares to 686,579,779 shares and for the nine months ended September 30, 2025 from 516,131,196 shares to 586,514,158 shares.

8. COMMITMENTS AND CONTINGENCIES

Potential environmental contingency

The Company’s exploration and development activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and generally have become more restrictive. The Company conducts its operations to protect public health and the environment and believes that its operations are materially in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The ultimate amount of reclamation and other future site restoration costs associated with the Company’s existing mining interests is uncertain and may exceed current estimates. As of September 30, 2026 and December 31, 2025, these costs were estimated at $185 for each respective period.

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

9. GEOGRAPHIC AND SEGMENT INFORMATION

The Company operates in a single reportable operating segment: that segment being minerals exploration and development. The Company’s sole minerals exploration property is its Bear Lodge Property, located near the town of Sundance in the state of Wyoming. The segment, which includes the Demonstration Plant project, does not presently generate any revenues. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for evaluating financial performance.  All of the Company’s long-lived assets are associated with its Bear Lodge Property and are located in the United States.

10. SUBSEQUENT EVENTS

As announced in September 2026, the Company engaged Josef Bilant as its Chief Operating Officer, effective as of October 5, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated financial results and condition of Rare Element Resources Ltd. (collectively, “we,” “us,” “our,” “RER” or the “Company”) for the three and nine months ended September 30, 2026, has been prepared based on information available to us as of November 4, 2026. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of RER for the year ended December 31, 2025, and the related notes thereto filed with our Annual Report on Form 10-K for the year ended December 31, 2025, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in thousands of U.S. dollars, unless otherwise noted.

Overview and Outlook

Our primary focus is on the operation of the Demonstration Plant, and since late 2025, on the licensing and permitting activities for our Bear Lodge REE Project. The licensing and permitting efforts are expected to continue into early 2028.

If successful, the Demonstration Plant will show that our proprietary extraction technology is able to process and separate certain REEs from high-grade sample materials extracted from our Bear Lodge REE Project in a more efficient and economical manner than traditional REE processing methods and will serve as a precursor to inform the design and estimated cost for a full-scale production facility.

In September 2024, the DoE issued its final Project Continuation Notice, confirming the Demonstration Plant’s readiness for operations. This notice, along with the NRC’s approval of operations received in October 2024, cleared the path for operations of the Demonstration Plant to formally commence, with operations to process and separate REEs from the previously stockpiled high-grade sample materials from the Bear Lodge REE Project. During the first nine months of 2026, the Company continued work on the Demonstration Plant project as described below, and this work is expected to continue until the completion of the Demonstration Plant’s operations.

In early 2025, several design and equipment issues were identified during the Demonstration Plant’s equipment testing phase. As a result, the Company initiated an as-built design review in April 2025. Following the review and related project rework, Demonstration Plant operations formally commenced in March 2026, shortly after which progress toward full-scale operations was paused as the Company worked through various operational and equipment changes to more efficiently produce the rare earth concentrates required as feed to the separation circuits.

September 2026 marked an important transition from rework to focusing on more reliable, repeatable plant operations. The Demonstration Plant reached a commissioning milestone by producing its initial batch of rare earth oxalates and successfully calcining the material to total rare earth oxides, validating the facility’s key primary-processing steps. The operating focus is now shifting to the mechanical reliability, solids handling, ventilation, and automation required for repeatable campaigns and commercial-scale readiness. The Company currently expects full, end-to-end processing operations at the Demonstration Plant to be achieved in the fourth quarter of 2026 and to continue into 2027. During the operations phase, the Demonstration Plant is expected to produce up to 10 tons of NdPr oxide.

In June 2023, the Company entered into the WEA Funding Agreement for a $4,400 grant from the WEA to be used toward the advancement of the Demonstration Plant. As of September 30, 2026, the Company had received the full amount of the $4,400 WEA grant. See Note 5 to the Condensed Consolidated Financial Statements for additional details regarding the WEA Funding Agreement.

As discussed in Notes 1 and 4 to the Condensed Consolidated Financial Statements, the Demonstration Plant’s project costs have increased since inception due to corrective actions, upgrades and inflation among other factors. The Company currently estimates the total cost of the Demonstration Plant from inception, inclusive of operating cost estimates through completion of the Demonstration Plant’s operations phase, to be approximately $82,000.

Through September 30, 2026, the DoE had made payments totaling approximately $23,900 towards its commitment of approximately $24,200, leaving a balance of approximately $300 to be collected from the DoE under the current cost share award.

To fund the Company’s share of these cost increases, in March 2026, the Company completed the 2026 Rights Offering for gross proceeds of $30,968. See Note 7 to the Condensed Consolidated Financial Statements for additional details regarding the terms of the 2026 Rights Offering. The 2026 Rights Offering closed on March 4, 2026, generating net proceeds of $30,478. These funds, in conjunction with the funds already on hand and funds still expected to be received from the DoE, will be used to progress the Company’s business strategy, which includes (i) the continued operation of the Demonstration Plant for a sufficient period of time to support a commercialization decision, (ii) the advancement of projects for the as-constructed Demonstration Plant beyond the current NdPr separation objectives, including applying the technology to the separation of HREEs and possibly to third-party feed sources, (iii) the federal and state permitting and licensing for the Bear Lodge REE Project, and (iv) other general corporate purposes.

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

Current External Factors Impacting our Business

During the first nine months of 2026, we continued to monitor the U.S. political climate and federal and state actions aimed at securing a domestic REE supply chain. The Trump Administration has sustained and expanded initiatives from prior years to reduce reliance on China-dominated REE supply chains and strengthen the U.S. defense industrial base.

Key developments in 2025 and through the first nine months of 2026 include:

●	Multiple Executive Orders directing federal agencies to fast-track permitting, funding, and offtake agreements for domestic critical mineral projects, with specific emphasis on REE processing and national defense stockpiles.
●	The April 2025 Section 232 investigation into imports of processed critical minerals (focused on REEs), which culminated in a January 2026 Presidential Proclamation declaring current import levels a national security threat and directing negotiations for “Critical Mineral Trade Agreements” with allies.
●	The DoE’s December 2025 announcement of targeted funding for REE separation, refining (particularly HREEs), and permanent magnet production. Awards under this program for two projects were announced in early June 2026.
●	In January and February 2026, the Trump Administration and allied nations (including at the inaugural Critical Minerals Ministerial) advanced proposals for a plurilateral/G7-level price-floor or minimum-price mechanism for NdPr and other magnet-related rare earths, designed to protect domestic U.S. producers from price volatility and predatory dumping. Commercial offtake agreements began incorporating explicit floor pricing language in March 2026.
●	In February 2026, President Trump’s “Project Vault,” a $12,000,000 U.S. Strategic Critical Minerals Reserve structured as a public-private partnership with $10,000,000 in EXIM Bank backing was announced. The program is designed to serve as a “buyer of last resort” for U.S.-processed REEs, providing guaranteed offtake and shielding domestic producers from foreign export restrictions and predatory pricing. In September 2026, Project Vault moved toward execution with $1,000,000 in initial private commodity partner commitments and $500,000 in EXIM Bank financing approved to begin sourcing and stockpiling critical minerals for U.S. manufacturers.
●	In April 2026, the DoE issued a Notice of Funding Opportunity for up to $69,000 under the Critical Minerals and Materials Accelerator to advance innovative processing technologies (including semiconductors and energy applications).During May and June 2026, the DoE awarded over $45,000 across 19 projects addressing gaps in domestic critical minerals and materials supply chains (including REE pilot-scale facilities), $15,000 for two regional consortia focused on unconventional/secondary feedstocks, and in early July 2026, the DoE awarded $75,000 to accelerate recovery of critical minerals and materials from coal and coal-based feedstocks.
●	During August and September 2026, the DoE announced an additional $162,000 across nine bench- and pilot-scale projects to recover and refine REEs (including Nd, Pr, Dy, and Tb) and other critical minerals from industrial feedstocks, $500,000 across seven critical mineral processing and battery supply chain projects, $73,000 for four domestic mining technology proving grounds, and $29,500 for National Laboratory critical mineral extraction and processing projects.

In October 2025, China announced enhanced export controls covering 12 of 17 REEs, including extraterritorial requirements for foreign-produced items containing even 0.1% Chinese-origin REEs or manufactured using Chinese refining equipment, as well as a prohibition on REE exports for military applications. Following a meeting between President Trump and Chinese President Xi Jinping on October 30, 2025, China agreed to suspend these enhanced controls, along with certain other related curtailments, for one year (through November 10, 2026) as part of a broader trade truce. While the U.S. and China extended their broader trade truce until January 2027 following discussions in late September 2026, China had not yet formally confirmed as of November 4, 2026 whether the one-year suspension of the October 2025 REE export controls will be extended beyond November 10, 2026. Meanwhile, earlier April 2025 Chinese export licensing requirements on seven medium and heavy REEs remain in effect, and cumulative Chinese REE and magnet exports to the U.S. during the first nine months of 2026 remained constrained below pre-restriction averages. The Company continues to monitor these developments, as ongoing geopolitical tensions and U.S. tariffs/trade measures could affect REE supply chains and our Bear Lodge REE Project economics.

The U.S. government as well as the State of Wyoming has announced direct financial support for domestic REE and critical minerals projects throughout 2025 and the first nine months of 2026, including matching grants, conditional loan commitments, equity or warrant participation, and infrastructure funding. The Company continues to evaluate and pursue opportunities to participate in these programs.

Other external factors, including global supply chain and inflationary pressures, the Russia/Ukraine conflict, and the Middle East conflict, including the Iran War, have reinforced the U.S. focus on secure domestic supply chains for REEs and critical minerals. The ultimate impact of these evolving U.S. and Chinese government actions on the REE supply chain and our business operations remains uncertain.

Results of Operations

Summary

For the three and nine months ended September 30, 2026, our consolidated net losses totaled $3,918, or $0.01 per share, and $8,809, or $0.01 per share, respectively, compared with our consolidated net income for the three months ended September 30, 2025 of $1,106, or $0.00 per share, and net loss for the nine months ended September 30, 2025 of $2,469 or $0.00 per share. See our discussion below for the primary drivers of these changes. As an exploration stage company, we had no properties in production and generated no revenues during either period.

Exploration and Evaluation

For the three and nine months ended September 30, 2026, our exploration and evaluation costs increased by $5,158 and $7,160, respectively, over the comparative 2025 periods. These period-to-period increases were largely attributable to the activities associated with (i) our Demonstration Plant as we moved from the as-built design review, corrective actions and upgrade stages in 2025 to the more costly plant operations phase during 2026 and (ii) our Bear Lodge REE Project licensing and permitting efforts as these efforts, which began in late 2025, ramped up over the first nine months of 2026. Our 2025 costs were favorably impacted by the decision to include certain past Demonstration Plant expenses (formerly excluded from our billings under the Cost Share Agreement) in our billings to the DoE under the Cost Share Agreement. This change to include certain previously excluded costs from the Cost Share Agreement reduced the Company’s share of these costs as partial reimbursement was received from the DoE.

Corporate Administration

Our corporate administration costs remained relatively constant for the three months ended September 30, 2026 and 2025 at $539 and $578, respectively, while decreasing by $238 over the comparative nine-month periods from $1,896 for the nine months ended September 30, 2025 to $1,658 for the nine months ended September 30, 2026. This decrease was largely attributable to the costs related to our 2025 Form S-3 registration statement filing which were not incurred during the nine months ended September 30, 2026.

Interest Income

For the three months ended September 30, 2026 and 2025, the Company generated interest income of $339 and $245, respectively, and $965 and $790 for the nine months ended September 30, 2026 and 2025, respectively, on investments of its cash holdings. These increases were primarily the result of the higher average cash balances available for investment during the 2026 periods due to the funds raised in the 2026 Rights Offering, which closed on March 4, 2026.

Grant Income

During the nine months ended September 30, 2026, the Company recognized grant income of $400 with the achievement of the final milestone under the WEA Funding Agreement. There were no such transactions for the three and nine months ended September 30, 2025, or for the three months ended September 30, 2026. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the WEA Funding Agreement.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $9,980 for the nine months ended September 30, 2026, compared with $4,857 for the same period in 2025. This increase of $5,123 was largely attributable to our decision in the 2025 period to include certain past Demonstration Plant expenses (formerly excluded from our billings under the Cost Share Agreement) in our billings to the DoE under the Cost Share Agreement. This change reduced the Company’s share of these costs as partial reimbursement was received from the DoE. In addition, our Bear Lodge REE Project licensing and permitting efforts over the first nine months of 2026 partially contributed to the increase.

Investing Activities

Net cash used in investing activities of $26,535 for the nine months ended September 30, 2026 consisted of $26,304 for the purchase of short-term investments and $231 for the purchase of equipment.  Net cash used in investing activities of $157 for the nine months ended September 30, 2025 was for the purchase of equipment.

Financing Activities

Net cash provided by financing activities of $30,553 for the nine months ended September 30, 2026 stemmed from the receipt of $30,478 in net proceeds from the 2026 Rights Offering and $75 from the exercise of stock options.  There were no similar transactions during the nine months ended September 30, 2025.

Working Capital

At September 30, 2026, we had a working capital balance of $41,258, which was an increase of $21,592 from our December 31, 2025 working capital balance of $19,666. This increase largely stemmed from the net proceeds of $30,478 received from our 2026 Rights Offering, partially offset by the cash consumed in our operations.

As discussed in Note 4 to the Condensed Consolidated Financial Statements and in “Overview and Outlook” above, the Demonstration Plant’s project costs have increased since inception. The DoE pledged an additional commitment of $2,400 (increasing its total commitment to approximately $24,200) in September 2024 to help fund a portion of this budget increase, with the balance to be funded by the Company, including any amounts in excess of the $53,600 previously revised budget total. The Company currently estimates the total Demonstration Plant project cost to be approximately $82,000, inclusive of cost estimates through completion of the Demonstration Plant’s operations phase.

Through September 30, 2026, the DoE has paid a total of approximately $23,900 towards its commitment of approximately $24,200, leaving a balance of approximately $300 to be invoiced and collected from the DoE under the current cost share award.

As discussed in Note 1 to the Condensed Consolidated Financial Statements and in “Overview and Outlook” above, design and equipment issues identified in early 2025 led to a complete design review and the implementation of corrective actions and upgrades that continued into 2026, with Demonstration Plant operations formally commencing in March 2026. Progress toward full-scale operations was subsequently paused as the Company worked through various operational and equipment changes to more efficiently produce the rare earth concentrates required as feed to the separation circuits. With this pause now lifted and with Demonstration Plant operations resumed, the Company currently expects full, end-to-end processing operations at the Demonstration Plant to be achieved in the fourth quarter of 2026 and to continue into 2027.

The funds raised by the Company in the 2026 Rights Offering (see Note 7 to the Condensed Consolidated Financial Statements), in conjunction with the funds already on hand, the funds received from the WEA, and those funds expected to be received from the DoE, will be used to progress the Company’s business strategy as described in “Overview and Outlook” above. However, even with these funds, the Company would still require substantial additional funds to complete the design, construction, and operation of a commercial mine and plant for the Bear Lodge REE Project.

Ultimately, in the event the Company cannot secure additional financial resources or complete a strategic transaction, the Company may need to alter its plans for the Demonstration Plant, suspend permitting and/or development of the Bear Lodge REE Project or other initiatives, or potentially liquidate its business interests, and investors may lose all or part of their investment.

Contractual Obligations

Financial Assistance Agreement

As discussed in Note 4 to the Condensed Consolidated Financial Statements, in September 2025, at the Company’s request, General Atomics and the Company formally requested a novation of the financial assistance agreement between General Atomics and the DoE. If the novation is completed, the Company is expected to be named the recipient of the award under the novated agreement and certain conditions are expected to be confirmed, including the potential for additional DoE funding support for further operations and advancements of the Demonstration Plant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by government authorities that are, or would be, likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company may, from time to time, be subject to immaterial legal proceedings related to our business. While it is not feasible to predict or determine the outcome of such proceedings, it is the opinion of management that the resolution of any such proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2026, there were no material changes to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

We consider health, safety, and environmental stewardship to be core values for RER.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2026, the Company was not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1+*	Employment Agreement, dated as of September 8, 2026, by and between Rare Element Resources, Inc. and Josef Bilant
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14 promulgated under the Securities and Exchange Act of 1934, as amended
32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	XBRL Schema Document
101.CAL+	XBRL Calculation Linkbase Document
101.DEF+	XBRL Definition Linkbase Document
101.LAB+	XBRL Label Linkbase Document
101.PRE+	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
+	Filed herewith.
++	Furnished herewith.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RARE ELEMENT RESOURCES LTD.

By:	/s/ Ken Mushinski
Ken Mushinski
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 4, 2026

By:	/s/ Wayne E. Rich
Wayne E. Rich
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2026